Form 10-Q
period 2021-03-31
Liquidia Corp
filed 2021-05-13
CIK 1819576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended March 31, 2021

or

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
N/A
(Former name, former address and former fiscal year, if changed since last report)

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

As of May 4, 2021, there were 51,972,961 shares of the registrant’s common stock outstanding.

LIQUIDIA CORPORATION

This quarterly report on Form 10-Q includes our trademarks, trade names and service marks, such as Liquidia, the Liquidia logo and PRINT, or Particle Replication In Non-wetting Templates, which are protected under applicable intellectual property laws and are the property of Liquidia Technologies, Inc. This quarterly report also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this quarterly report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	those identified and disclosed in our public filings with the U.S. Securities and Exchange Commission (“SEC”) including, but not limited to (i) the timing of and our ability to obtain and maintain regulatory approvals for our product candidates, including the NDA for LIQ861 that was resubmitted to the U.S. Food and Drug Administration (“FDA”) in May 2021 following our receipt of a Complete Response Letter in November 2020 from the FDA and the potential for, and timing regarding, eventual FDA approval of and our ability to commercially launch, LIQ861, including the potential impact of regulatory review, approval, and exclusivity developments which may occur for competitors; (ii) the timeline or outcome related to our current patent litigation with United Therapeutics pending in the U.S. District Court for the District of Delaware or its inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office; (iii) our ability to predict, foresee, and effectively address or mitigate future developments resulting from the COVID-19 pandemic or other global shutdowns, which could include a negative impact on the availability of key personnel, the temporary closure of our facility or the facilities of our business partners, suppliers, third-party service providers or other vendors, or delays in payments or purchasing decisions, or the interruption of domestic and global supply chains, liquidity and capital or financial markets; and (iv) our ability to continue operations as a going concern without obtaining additional funding;
●	our expectations regarding the size of the patient populations for, market acceptance and opportunity for those drug products and medical devices that we commercialize in collaboration with third parties, including Sandoz Inc.’s first-to-file fully substitutable generic treprostinil injection and the RG 3ml Medication Cartridge that we developed in collaboration with Chengdu Shifeng Medical Technologies LTD.;
●	successfully integrating our and Liquidia PAH, LLC’s (formerly known as RareGen, LLC) businesses, and avoiding problems which may result in our company not operating as effectively and efficiently as expected;
●	the possibility that the expected benefits of the recently completed merger transaction with RareGen, LLC (the “Merger Transaction”), will not be realized within the expected timeframe or at all, including without limitation, anticipated revenue, expenses, earnings and other financial results, and growth and expansion of our operations, and the anticipated tax treatment;
●	our ability to retain, attract and hire key personnel;
●	prevailing economic, market and business conditions;
●	the cost and availability of capital and any restrictions imposed by lenders or creditors;
●	changes in the industry in which we operate;
●	the failure to renew, or the revocation of, any license or other required permits;
●	unexpected charges or unexpected liabilities arising from a change in accounting policies, including any such changes by third parties with whom we collaborate and from whom we receive a portion of their net profits, or the effects of acquisition accounting varying from our expectations;
●	the risk that the credit ratings of our company or our subsidiaries may be different from what the companies expect, which may increase borrowing costs and/or make it more difficult for us to pay or refinance our debts and require us to borrow or divert cash flow from operations in order to service debt payments;
●	fluctuations in interest rates;
●	the effects on the businesses of the companies resulting from uncertainty surrounding the Merger Transaction, including with respect to customers, suppliers, licensees, collaborators, business partners, employees, other third parties or the diversion of management’s time and attention, that could affect our financial performance;

●	adverse outcomes of pending or threatened litigation or governmental investigations, if any, unrelated to the Merger Transaction;
●	the effects on the companies of future regulatory or legislative actions, including changes in healthcare, environmental and other laws and regulations to which we are subject;
●	conduct of and changing circumstances related to third-party relationships on which we rely, including the level of credit worthiness of counterparties;
●	the volatility and unpredictability of the stock market and credit market conditions;
●	conditions beyond our control, such as disaster, global pandemics such as COVID-19, or acts of war or terrorism;
●	variations between the stated assumptions on which forward-looking statements are based and our actual experience;
●	other legislative, regulatory, economic, business, and/or competitive factors;
●	our plans to develop and commercialize our product candidates;
●	our planned clinical trials for our product candidates;
●	the timing of the availability of data from our clinical trials;
●	the timing of our planned regulatory filings;
●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
●	the clinical utility of our product candidates and their potential advantages compared to other treatments;
●	our commercialization, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for the manufacture of our product candidates and the sufficiency of our current manufacturing facilities to produce development and commercial quantities of our product candidates;
●	our ability to establish and maintain collaborations;
●	our estimates regarding the market opportunities for our product candidates;
●	our intellectual property position and the duration of our patent rights;
●	our estimates regarding future expenses, capital requirements and needs for additional financing; and
●	our expected use of proceeds from prior public offerings and the period over which such proceeds, together with cash, will be sufficient to meet our operating needs.

You should refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements, including, but not limited to, the impact of the COVID-19 outbreak on our company and our financial condition and results of operations. The forward-looking statements in this Annual Report are only predictions, and we may not actually achieve the plans, intentions or expectations included in our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

These forward-looking statements speak only as of the date of this Quarterly Report. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “us”, “our”, “Liquidia” and the “Company” refer to Liquidia Corporation, a Delaware corporation, and unless specified otherwise, include our wholly owned subsidiaries, Liquidia Technologies, Inc., a Delaware corporation, or Liquidia Technologies, and Liquidia PAH, LLC (formerly known as RareGen, LLC, or RareGen), a Delaware limited liability company, or Liquidia PAH.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Liquidia Corporation

Condensed Consolidated Balance Sheets (unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$53,637,155	$65,316,481
Accounts receivable, net	627,600	—
Prepaid expenses and other current assets	814,046	752,447
Total current assets	55,078,801	66,068,928
Property, plant and equipment, net	6,296,068	6,805,570
Operating lease right-of-use assets, net	2,596,305	2,649,328
Indemnification asset, related party	2,985,461	1,387,275
Contract acquisition costs, net	12,034,436	12,792,491
Intangible asset, net	5,206,625	5,534,843
Goodwill	3,903,282	3,903,282
Other assets	350,896	390,043
Total assets	$88,451,874	$99,531,760
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,004,002	$3,734,227
Accrued compensation	1,487,190	3,259,515
Other accrued expenses	2,367,197	1,386,880
Refund liability, net	—	1,768,864
Current portion of operating lease liabilities	691,103	664,670
Current portion of finance lease liabilities	333,365	923,218
Total current liabilities	7,882,857	11,737,374
Litigation finance payable	2,081,272	1,154,360
Long-term operating lease liabilities	4,821,539	5,006,301
Long-term finance lease liabilities	580,546	255,402
Long-term debt	10,176,481	10,292,485
Total liabilities	25,542,695	28,445,922
Commitments and contingencies
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized as of March 31, 2021 and December 31, 2020, 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock — $0.001 par value, 80,000,000 shares authorized as of March 31, 2021 and December 31, 2020, 43,346,924 and 43,336,277 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	43,347	43,336
Additional paid-in capital	347,051,204	346,044,721
Accumulated deficit	(284,185,372)	(275,002,219)
Total stockholders’ equity	62,909,179	71,085,838
Total liabilities and stockholders’ equity	$88,451,874	$99,531,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$3,083,631	$—
Costs and expenses:
Cost of revenue	693,735	—
Research and development	6,053,726	10,822,924
General and administrative	5,337,253	3,823,197
Total costs and expenses	12,084,714	14,646,121
Loss from operations	(9,001,083)	(14,646,121)
Other income (expense):
Interest income	20,766	109,590
Interest expense	(202,836)	(254,948)
Total other income (expense), net	(182,070)	(145,358)
Net loss and comprehensive loss	$(9,183,153)	$(14,791,479)
Net loss per common share, basic and diluted	$(0.21)	$(0.52)
Weighted average common shares outstanding, basic and diluted	43,443,361	28,428,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

For the Three Months Ended March 31, 2021:
	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	43,336,277	$43,336	$346,044,721	$(275,002,219)	$71,085,838
Exercise of common stock options	281	—	494	—	494
Issuance of common stock under vesting of restricted stock units	10,366	11	(11)	—	—
Issuance of warrants	—	—	261,000	—	261,000
Stock-based compensation	—	—	745,000	—	745,000
Net loss	—	—	—	(9,183,153)	(9,183,153)
Balance as of March 31, 2021	43,346,924	$43,347	$347,051,204	$(284,185,372)	$62,909,179

For the Three Months Ended March 31, 2020:
	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	28,231,267	$28,231	$250,158,766	$(215,239,450)	$34,947,547
Exercise of common stock options	2,035	2	(2)	—	—
Stock-based compensation	—	—	878,963	—	878,963
Issuance of common stock under employee stock purchase plan	3,269	3	11,488	—	11,491
Issuance of common stock under stock incentive plan	702	1	(1)	—	—
Sale of common stock, net	131,425	131	725,267	—	725,398
Net loss	—	—	—	(14,791,479)	(14,791,479)
Balance as of March 31, 2020	28,368,698	$28,368	$251,774,481	$(230,030,929)	$21,771,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(9,183,153)	$(14,791,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	745,000	878,963
Depreciation and amortization	1,609,409	732,029
Non-cash lease expense	53,023	38,192
Non-cash interest expense	124,178	19,158
Changes in operating assets and liabilities:
Accounts receivable, net	(627,600)	—
Prepaid expenses and other current assets	(61,599)	(294,672)
Other non-current assets	39,147	(3,000)
Accounts payable	(2,328,411)	2,205,615
Accrued compensation	(1,772,325)	(1,736,417)
Other accrued expenses	943,804	(1,351,560)
Refund liability	(1,768,864)	—
Operating lease liabilities	(158,329)	(134,945)
Net cash used in operating activities	(12,385,720)	(14,438,116)
Investing activities
Purchases of property, plant and equipment	(52,419)	(182,216)
Net cash used in investing activities	(52,419)	(182,216)
Financing activities
Principal payments on finance leases	(225,922)	(304,285)
Principal payments on long-term debt	(10,352,940)	(1,411,766)
Proceeds from issuance of long-term debt with warrants, net	10,410,269	—
Receipts from litigation financing	926,912	—
Proceeds from sale of common stock, net of underwriting fees and commissions	—	725,398
Payments for offering costs	—	(68,965)
Proceeds from issuance of common stock under stock incentive plans	494	11,491
Net cash provided by (used in) financing activities	758,813	(1,048,127)
Net decrease in cash and cash equivalents	(11,679,326)	(15,668,459)
Cash and cash equivalents, beginning of period	65,316,481	55,796,378
Cash and cash equivalents, end of period	$53,637,155	$40,127,919
Supplemental disclosure of cash flow information
Cash paid for interest	$87,320	$241,804
Cash paid for operating lease liabilities	$300,424	$291,743
Reduction of lease liability and right-of-use asset from lease modification	$38,787	$—
Non-cash increase in indemnification asset through accounts payable	$1,598,186	$—
Changes in purchases of property, plant and equipment in accounts payable and accrued expenses	$—	$104,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Business

Liquidia Corporation (“Liquidia” or the “Company”) is a biopharmaceutical company focused on the development, manufacturing, and commercialization of products that address unmet patient needs, with current focus directed towards the treatment of pulmonary hypertension (“PH”). Liquidia Corporation operates through its wholly owned operating subsidiaries, Liquidia Technologies, Inc. (“Liquidia Technologies”) and Liquidia PAH, LLC (“Liquidia PAH”), formerly known as RareGen, LLC (“RareGen”).

The Company generates revenue pursuant to a promotion agreement between Liquidia PAH and Sandoz Inc. (“Sandoz”), dated as of August 1, 2018, as amended (the “Promotion Agreement”), sharing profit derived from the sale of the first-to-file fully substitutable generic treprostinil injection (“Treprostinil Injection”) in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. The Company employs a targeted sales force calling on physicians and hospital pharmacies involved in the treatment of pulmonary arterial hypertension (“PAH”) in the United States, as well as key stakeholders involved in the distribution and reimbursement of Treprostinil Injection. Strategically, the Company believes that its commercial presence in the field will enable an efficient base to expand from for the launch of LIQ861 upon approval, leveraging existing relationships and further validating its reputation as a company committed to supporting PAH patients.

The Company conducts research, development and manufacturing of novel products by applying its proprietary PRINT® technology, a particle engineering platform, to enable precise production of uniform drug particles designed to improve the safety, efficacy and performance of a wide range of therapies. The Company is currently developing one product candidate for which it holds worldwide commercial rights: LIQ861 to treat PAH.

LIQ861 is an inhaled dry powder formulation of treprostinil designed to improve the therapeutic profile of treprostinil by enhancing deep lung delivery and achieving higher dose levels than current inhaled therapies. The Company submitted the New Drug Application (“NDA”) for LIQ861 in January 2020. In November 2020, the Company received a Complete Response Letter (“CRL”) issued by the Food and Drug Administration (“FDA”) with respect to the NDA for LIQ861. In May 2021, the Company resubmitted the NDA for LIQ861 in response to the CRL.

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the impact of the COVID-19 coronavirus, and the ability to secure additional capital to fund operations. The Company expects to incur significant expenses and operating losses for the foreseeable future as it seeks regulatory approval and pursues commercialization of any approved product candidates. In addition, if the Company obtains marketing approval for any of its product candidates, it would incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company's development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The Company may need to seek additional funding through public or private financings, debt financing or collaboration. If the Company determines it requires but is unable to obtain funding, the Company could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect its business prospects.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company has financed its growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, finance leases, bank borrowings, bank borrowings with warrants and the issuance of convertible notes and warrants. Since inception, the Company has incurred recurring losses, including net loss of $9.2 million for the three months ended March 31, 2021 and the Company had an accumulated deficit of $284.2 million as of March 31, 2021. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2021, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these unaudited interim condensed consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business.

Recent Developments and Subsequent Events

Issuance of Common Stock in Private Placement

On April 12, 2021, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with a fund and account managed by Caligan Partners LP and certain other accredited investors for the sale by the Company in a private placement (the “Private Placement”) of an aggregate of 8,626,037 shares of the Company’s Common Stock at a purchase price of $2.52 per share.

The Private Placement closed on April 13, 2021 and the Company received gross proceeds of approximately $21.7 million. The Company intends to use the proceeds from the Private Placement to strengthen its commercial capability for the introduction of LIQ861 and the subcutaneous administration of Treprostinil Injection, for growth initiatives, and for general corporate purposes.

510(k) Clearance of RG 3ml Medication Cartridge

On March 26, 2021, the FDA granted clearance for the 510(k) application submitted by Liquidia PAH’s manufacturing partner, Chengdu Shifeng Medical Technologies LTD (“Chengdu”) for the RG 3ml Medication Cartridge (the “RG Cartridge”) which is indicated for use with the CADD-MS 3 pump. The CADD-MS 3 pump has been used for the subcutaneous administration of Remodulin® for more than 10 years and is manufactured by Smiths Medical.

In connection with the clearance of the RG Cartridge, Liquidia PAH entered into a Distributor Agreement (the “Distributor Agreement”) with Future Diagnostics, LLC (“Future Diagnostics”) effective as of April 1, 2021 related to the sale and distribution of the RG Cartridge. Under the terms of the Distributor Agreement, Future Diagnostics will have the non-exclusive right to purchase RG Cartridges from Chengdu and sell RG Cartridges to certain customers identified by Liquidia PAH. Under the terms of the Distributor Agreement, Future Diagnostics will pay to Liquidia PAH a commission on all sales of the RG Cartridge.

Termination of Development of LIQ865

In April 2021, the Company decided to terminate the development of LIQ865, a sustained-release formulation of bupivacaine targeting the treatment of local, post-operative pain. The Company has chosen to focus internal resources on maximizing the value of its PAH assets and to build a pipeline more synergistic with its expertise in cardio-pulmonary and rare diseases. In the third quarter 2020, the Company initiated partnering conversations with multiple parties experienced in treating pain and/or commercializing hospital-based products. At this time, the Company has not identified any party that is willing to collaborate on additional development of LIQ865. As a result, the Company has formally concluded the development program.

2. Basis of Presentation, Significant Accounting Policies and Fair Value Measurements

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020, which are included in the Company’s 2020 Annual Report on Form 10-K.

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2021 compared with the significant accounting policies disclosed in Note 2 of the consolidated financial statements for the years ended December 31, 2020 and 2019, which are included in the Company’s 2020 Annual Report on Form 10-K.

Consolidation

The accompanying condensed consolidated financial statements include the Company’s wholly owned subsidiaries, Liquidia Technologies and Liquidia PAH. All intercompany accounts and transactions have been eliminated.

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

Revision of Previously Issued Financial Statements

During the three months ended June 30, 2020, the Company identified an error in the matter in which it calculated diluted weighted common shares outstanding and diluted net loss per common share. While the Company has included common stock warrants whose exercise price is de minimis in the calculation of basic weighted average common shares outstanding and basic net loss per common share, these warrants were inappropriately excluded from the calculation of diluted weighted average common shares outstanding and diluted net loss per common share, which resulted in an error in diluted weighted average common shares outstanding for the three month period ended March 31, 2020. The Company has evaluated this error and determined that this presentation error was not material to any prior annual or interim periods. However, the Company is revising the previously presented March 31, 2020 diluted weighted common shares outstanding as follows:

	Three Months Ended
	March 31, 2020
	As Presented	As Revised
Diluted weighted average shares outstanding	28,322,342	28,428,616

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents as of March 31, 2021 were $53.6 million and included cash investments in money market funds of $42.7 million. Cash as of December 31, 2020 was $65.3 million and included no cash equivalents.

Accounts Receivable

Accounts receivable are stated at net realizable value including an allowance for doubtful accounts as of each balance sheet date, if applicable. As of March 31, 2021 and December 31, 2020, the Company has not recorded an allowance for doubtful accounts.

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

Goodwill

The Company acquired goodwill on its condensed consolidated balance sheet during the fourth quarter of 2020 from the Merger Transaction. The Company assesses goodwill for impairment at least annually as of July 1 or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company has one reporting unit. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, in which case a quantitative impairment test is not required.

Per ASU 2017-04 the quantitative goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired. An impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value up to the amount of goodwill allocated to the reporting unit. Income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit are considered when measuring the goodwill impairment loss, if applicable. To date, no such impairments have occurred.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the condensed consolidated balance sheet. 81.5% of the Company’s cash and cash equivalents are held with Silicon Valley Bank (“SVB”).

As of and for the three months ended March 31, 2021, one customer accounted for all of the Company's accounts receivable and revenue.

Revenue Recognition

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

Stock-Based Compensation

The Company estimates the grant date fair value of its stock-based awards and amortizes this fair value to compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award (see Note 5). The grant date fair value of stock options is determined using the Black-Scholes option-pricing model.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents.

Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, stock options, restricted stock units and the SVB Warrant (see Note 11) are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Due to their anti-dilutive effect, the calculation of diluted net loss per share for the three months ended March 31, 2021 and 2020 does not include the following common stock equivalent shares:

	Three Months Ended
	March 31,
	2021	2020
Stock Options	4,776,022	2,119,523
Restricted Stock Units	313,099	48,759
SVB Warrant	36,667	—
Total	5,125,788	2,168,282

For the three months ended March 31, 2021 and 2020, certain common stock warrants are included in the calculation of basic and diluted net loss per share since their exercise price is de minimis.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board ("FASB") issued guidance that provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The Company adopted this guidance during the first quarter of 2021 and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.  This guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity.  Key provisions of the guidance include reducing the number of accounting models, simplifying the earnings per share calculations and expanding the disclosures related to convertible instruments.  The guidance is effective for fiscal years, and interim periods within these fiscal years, beginning after December 15, 2021.  The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Fair Value of Measurements

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables present the placement in the fair value hierarchy of financial liabilities measured at fair value as of March 31, 2021 and December 31, 2020:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
March 31, 2021	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Money market mutual funds	$42,726,954	$—	$—	$42,726,954
Liabilities
Silicon Valley Bank term loan	$—	$10,072,320	$—	$10,176,481

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Value
Liabilities
Pacific Western Bank term loan	$—	$9,842,069	$—	$10,292,485

Money market mutual funds are included in cash and cash equivalents on the Company's condensed consolidated balance sheets. They are valued using quoted market prices and therefore are classified within Level 1 of the fair value hierarchy.

The carrying amounts reflected in the Company's condensed consolidated balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities approximate their fair values due to their short-term nature.

The fair value of debt is measured in accordance with ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The fair value is determined based on the exit price notion using credit spreads and an illiquidity premium for each loan. The credit spread is determined by the credit risk rating, loan rate index, and maturity date. The illiquidity premium is based on the loan’s credit risk rating.

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

Merger Consideration

The fair value of the purchase consideration or the purchase price, was approximately $20.8 million. The purchase consideration consisted of the 6,166,666 shares of Liquidia Corporation Common Stock at a per share price of $3.38, which represented the closing price of Liquidia Technologies Common Stock on the Closing Date. 5,550,000 of the shares were issued as of December 31, 2020 and the remaining 616,666 shares were withheld from RareGen members to secure their indemnification obligations pursuant to the Merger Agreement.

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

Purchase Price Allocation

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed as of the Closing Date of November 18, 2020 based on their respective preliminary fair values summarized below:

Cash	$1,000,000
Property and equipment	79,330
Prepaid and other current assets	30,190
Intangible asset	5,620,000
Contract acquisition costs	12,980,000
Indemnification asset, related party	1,065,538
Goodwill	3,903,282
Less other current liabilities	(492,499)
Less refund liability	(2,696,000)
Less litigation finance payable, long-term	(646,510)
Total estimated purchase price	$20,843,331

Contract Acquisition Costs, Intangible Asset and Goodwill Acquired

Prior to the Merger Transaction, the Company did not have contract acquisition costs, intangible assets or goodwill on its balance sheet. Contract acquisition costs and Intangible asset of $12,980,000 and $5,620,000, respectively, were acquired in the Merger Transaction relating to and consisting of the Promotion Agreement. The Company is amortizing the value of the Promotion Agreement contract acquisition costs and intangible asset on a pro-rata basis based on the estimated total revenue or net profits to be recognized over the period from the date of the Merger Transaction through May 2027 (see Note 2 for Revenue Recognition accounting policy). Amortization of contract acquisition costs is recorded as a reduction of revenue and amortization of the intangible asset is recorded as cost of revenue. During the three months ended March 31, 2021, the Company recorded total amortization of $758,056 from the contract acquisition costs as a reduction in revenue. Net contract acquisition costs totaled $12,034,436 and $12,792,491 as of March 31, 2021 and December 31, 2020. During the three months ended March 31, 2021, the Company recorded total amortization of $328,218 from the intangible asset as cost of revenue.

The Company acquired goodwill in the Merger Transaction of $3,903,282 which primarily represents the Liquidia PAH assembled workforce and the residual value of the purchase consideration and assumed liabilities that exceeded the assets acquired (see Note 2 for Goodwill accounting policy). None of the goodwill recognized is expected to be deductible for income tax purposes.

Refund Liability

In accordance with the Promotion Agreement, Liquidia PAH receives consideration from Sandoz in the form of a share of Net Profits for the promotional activities it performs. The share of Net Profits received is subject to adjustments from Sandoz for items such as distributor chargebacks, rebates, inventory returns, inventory write-offs and other adjustments (the “Net Profits Adjustment”). As of the date of the Merger Transaction, the Company identified approximately $2,696,000 of Net Profits Adjustment that are expected to be refunded to Sandoz during 2021 for items that had been incurred prior to the Merger Transaction. The Company has recorded a refund liability as part of the assumed liabilities from the Merger Transaction. The Company expects to refund this amount to Sandoz through a reduction of the cash received from future Net Profits generated under the Promotion Agreement. The Company expects to generate sufficient Net Profits during 2021 to satisfy the refund liability. As of March 31, 2021, $826,468 of refund liability is offset against Accounts receivable from Sandoz related to net service revenues recognized during the first quarter of 2021. As of December 31, 2020 $927,136 of accounts receivable from Sandoz related to net service revenues recognized during the fourth quarter of 2020 are offset against the refund liability.

Indemnification Asset with Related Party and Litigation Finance Payable

Prior to the Closing Date of the Merger Transaction, Liquidia PAH entered into a litigation financing arrangement (the “Financing Agreement”) with Henderson SPV, LLC (“Henderson”). Liquidia PAH, along with Sandoz (collectively the “Plaintiffs”), are pursuing litigation against United Therapeutics Corporation (“United Therapeutics”) and, prior to entering into a binding settlement term sheet with Smiths Medical ASC in November 2020, were pursuing litigation against Smiths. Under the Financing Agreement, Henderson will fund Liquidia PAH’s legal and litigation expenses (referred to as “Deployments”) in exchange for a share of certain litigation or settlement proceeds. Deployments received from Henderson are recorded as a Litigation finance payable.

Litigation proceeds will be split equally between Liquidia PAH and Sandoz. Unless there is an event of default by Henderson, litigation proceeds received by Liquidia PAH must be applied first to repayment of total Deployments received. Litigation proceeds in excess of Deployments received are split between Liquidia PAH and Henderson according to a formula. Unless there is an event of default by PBM, proceeds received by Liquidia PAH are due to PBM as described further below.

In connection with the Merger Transaction, Liquidia PAH entered into a Litigation Funding and Indemnification Agreement (“Indemnification Agreement”) with PBM. PBM is considered to be a related party as it is controlled by a major stockholder (which beneficially owns approximately 10% of Liquidia Corporation Common Stock as of April 15, 2021) who is also a member of the Company’s Board of Directors.

Prior to the Merger Transaction, Liquidia PAH was actively managing the litigation, and had sole decision-making authority over the litigation. Under the terms of the Indemnification Agreement, PBM now controls the litigation, with Liquidia PAH’s primarily responsibility being to cooperate to support the litigation proceedings as needed. The Indemnification Agreement provides that Liquidia PAH and its affiliates will not be entitled to any proceeds resulting from, or bear any financial or other liability for, the United Therapeutics and Smiths Medical ASC litigation unless there is an event of default by PBM. Any Liquidia PAH litigation expenses not reimbursed by Henderson under the Financing Agreement will be reimbursed by PBM. Any proceeds received which Henderson is not entitled to under the Financing Agreement will be due to PBM.

As of the Closing Date of the Merger Transaction, Liquidia PAH recorded an Indemnification Asset of $1,065,538. The Indemnification Asset is increased as the Company records third party legal and litigation expenses related to the United Therapeutics and Smiths Medical ASC litigation.

As of March 31, 2021 and December 31, 2020, the Indemnification Asset and Litigation Finance Payable were classified as long-term assets and liabilities, respectively as it is considered unlikely that the litigation would conclude prior to March 31, 2022.

4. Stockholders’ Equity Authorized Capital

As of March 31, 2021, the authorized capital of the Company consists of 90,000,000 shares of capital stock, $0.001 par value per share, of which 80,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

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

Issuance of Common Stock on April 13, 2021 from a Private Placement

On April 12, 2021, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with a fund and account managed by Caligan Partners LP and certain other accredited investors for the sale by the Company in a private placement (the “Private Placement”) of an aggregate of 8,626,037 shares of the Company’s Common Stock at a purchase price of $2.52 per share.

The Private Placement closed on April 13, 2021 and the Company received gross proceeds of approximately $21.7 million. The Company intends to use the proceeds from the Private Placement to strengthen its commercial capability for the introduction of LIQ861 and the subcutaneous administration of Treprostinil Injection, for growth initiatives, and for general corporate purposes.

Issuance of Common Stock on July 2, 2020 from an Underwritten Public Offering

On June 29, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, as representative of the several underwriters named therein (collectively, the “Underwriters”), pursuant to which 9,375,000 shares of the Company’s Common Stock were sold in an underwritten registered public offering at an offering price of $8.00 per Share (the “Offering”).

The Offering closed on July 2, 2020, and the Company received net proceeds of approximately $70.3 million from the sale of the Shares, after deducting the underwriting discounts and commissions and other offering expenses. The Company intends to use the net proceeds from this Offering for ongoing commercial development of LIQ861 and for general corporate purposes. The Company’s management will retain broad discretion over the allocation of the net proceeds.

Issuance of Common Stock from the ATM Agreement Commencing in August 2019

The Company entered into a sales agreement (the “ATM Agreement”) with Jefferies LLC (“Jefferies”) to issue and sell shares of the Company’s common stock, having an aggregate offering price of up to $40.0 million, from time to time during the term of the ATM Agreement, through an “at-the-market” equity offering program at the Company’s sole discretion, under which Jefferies will act as the Company’s agent and/or principal. The Company pays Jefferies a commission equal to 3.0% of the gross proceeds of any common stock sold through Jefferies under the ATM Agreement. During the three months ended March 31, 2020, Liquidia Technologies sold 131,425 shares of common stock for net proceeds of $0.7 million after deducting the underwriting discounts and other offering expenses under the ATM Agreement.

Warrants

During the three months ended March 31, 2021 and 2020, no warrants to purchase shares of common stock were exercised.

As of March 31, 2021 outstanding warrants consisted of the following:

	Number of
	warrants	Exercise Price	Expiration Date
SVB Warrant	100,000	$3.05	February 26, 2031
Other warrants	106,274	$0.02	December 31, 2026

As of December 31, 2020 outstanding warrants consisted of the following:

	Number of
	warrants	Exercise Price	Expiration Date
Other warrants	106,274	$0.02	December 31, 2026

5. Stock-Based Compensation

The Company’s 2020 Long-Term Incentive Plan (the “2020 Plan”) was approved by stockholders in November 2020. In addition to stock options, the 2020 Plan provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards. The 2020 Plan provides for accelerated vesting under certain change of control transactions. A total of 1,700,000 shares of the Company’s common stock was initially authorized and reserved for issuance under the 2020 Plan. This reserve will automatically increase each subsequent anniversary of January 1 through 2030, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors (the “Evergreen Provision”). On January 1, 2021, the number of shares of common stock available for issuance under the 2020 Plan automatically increased by 1,733,432 shares to 2,955,432 shares from 1,222,000 pursuant to the Evergreen Provision. As of March 31, 2021, the Company had 1,582,139 shares available to issue under the 2020 Plan.

The 2020 Plan replaced the Company’s 2018 Long-Term Incentive Plan (the “2018 Plan”) and as a result the 2018 Plan was discontinued. The 2018 Plan had replaced the 2016 Equity Incentive Plan (the “2016 Plan”) and 2004 Stock Option Plan (the “2004 Plan”) as the Company’s primary long-term incentive program. The 2018, 2016 and 2004 Plans have been discontinued but the outstanding awards under the 2018, 2016 and 2004 Plans will continue to remain in effect in accordance with their terms. Shares that are returned under the 2018, 2016 and 2004 Plans upon cancellation, termination or otherwise of awards outstanding under the 2018, 2016 and 2004 Plans will not be available for grant under the 2020 Plan. As of March 31, 2021, the Company had reserved for issuance 989,923 shares of common stock under the 2018 Plan, 351,552 shares of common stock under the 2016 Plan and 209,397 shares of common stock under the 2004 Plan, representing the remaining outstanding options granted under the 2018, 2016 and 2004 Plans.

During December 2020, the Company issued a stock option grant to its new chief executive officer (the “CEO”) to purchase up to 2,000,000 shares of the Company’s common stock (the “CEO Option”) at the exercise price on the grant date of $3.00 per share. The CEO Option was issued outside of the 2020 Plan and is subject to the following vesting schedule; 25% of the CEO Option will become vested and exercisable on the first anniversary of December 14, 2020 and the balance will become vested and exercisable in equal monthly installments over the following thirty-six months, subject to the CEO’s continuous employment with the Company. However, the CEO Option is subject to the following accelerated vesting: (i) if the Company receives tentative approval by the FDA of the Company’s New Drug Application for LIQ861 prior to June 30, 2022, and the CEO is actively employed by the Company on such date, then 25% of the then-unvested portion of the CEO Option shall become vested and exercisable as of the date of the FDA’s approval; and (ii) if the Company achieves commercial availability of the subcutaneous Treprostinil product with cartridge supplies sufficient to support the market for one year by December 31, 2021, and the CEO is actively employed by the Company on such date, then 25% of the then-unvested portion of the CEO Option shall become vested and exercisable as of the date the Company can document by competent proof to the Board of the achievement of such milestone. In addition, the CEO Option will become 100% vested upon certain change of control transactions. As of March 31, 2021, these milestones had not been achieved.

Stock-Based Compensation Valuation and Expense

The Company accounts for its employee stock-based compensation plans using the fair value method. The fair value method requires the Company to estimate the grant-date fair value of its stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. The fair value of each option grant is estimated using a Black-Scholes option-pricing model.

For restricted stock units (“RSUs”), the grant-date fair value is based upon the market price of the Company’s common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term.

The Company recorded the following stock-based compensation expense:

	Three Months Ended
	March 31,
By Expense Category:	2021	2020
Research and development	$251,000	$275,141
General and administrative	494,000	603,822
Total stock-based compensation expense	$745,000	$878,963

	Three Months Ended
	March 31,
By Type of Award:	2021	2020
Stock options	$762,000	$854,770
Restricted stock units	(17,000)	24,193
Total stock-based compensation expense	$745,000	$878,963

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted average basis, by type of award:

	As of March 31, 2021
		Weighted
		Average
		Remaining
		Recognition
	Unamortized	Period
	Expense	(Years)
Stock options	$9,859,000	3.4
Restricted stock units	$865,000	1.8

Stock Options

The following table summarizes the assumptions used for estimating the fair value of stock options granted under the Black-Scholes option-pricing model during:

	Three Months Ended
	March 31,
	2021	2020
Expected dividend yield	—	—
Risk-free interest rate	0.62% - 1.67%	0.90% - 1.60%
Expected volatility	93% - 94%	87% - 90%
Expected life (years)	5.2 - 6.1	6.1

As a result of using these assumptions in the Black-Scholes option-pricing model, the weighted average fair value for options granted during the three months ended March 31, 2021 and 2020 was $2.09 and $2.38 per share, respectively.

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

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2021:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2020	4,692,071	$5.51
Granted	1,162,918	$2.80
Exercised	(623)	$2.33
Cancelled	(811,578)	$7.46
Outstanding as of March 31, 2021	5,042,788	$4.57	8.4	$98,081
Exercisable as of March 31, 2021	1,042,063	$8.21	3.9	$11,020
Vested and expected to vest as of March 31, 2021	4,998,291	$4.55	8.4	$98,081

The aggregate intrinsic value of stock options in the table above represents the difference between the $2.69 closing price of the Company’s common stock as of March 31, 2021 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

Restricted Stock Units

Restricted Stock Units (“RSUs”) represent the right to receive shares of common stock of the Company at the end of a specified time period or upon the achievement of a specific milestone. RSUs can only be settled in shares of the Company’s common stock. During the three months ended March 31, 2021, the Board of Directors approved grants of an aggregate of 334,015 performance-based RSUs to employees. These performance RSUs vest upon the tentative approval by the FDA of the Company’s New Drug Application for LIQ861. The achievement of this performance milestone was not deemed probable as of March 31, 2021. During the three months ended March 31, 2020, the Board of Directors approved grants of an aggregate of 138,464 non-performance-based RSUs to employees. RSUs represent the right to receive shares of common stock of the Company at the end of a specified time period. The RSUs vest over a four-year period similar to stock options granted to employees.

A summary of nonvested RSU awards outstanding as of March 31, 2021 and changes during the three months then ended is as follows:

		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	RSUs	(per RSU)
Nonvested as of December 31, 2020	88,131	$4.68
Granted	334,015	2.97
Vested	(10,366)	3.31
Forfeited	(52,403)	5.59
Nonvested as of March 31, 2021	359,377	$3.00

Employee Stock Purchase Plan

In November 2020, stockholders approved the Liquidia Corporation 2020 Employee Stock Purchase Plan (the “2020 ESPP”). As of March 31, 2021, a total of 300,000 shares of the Company’s common stock are reserved for issuance under the 2020 ESPP. Subject to any plan limitations, the 2020 ESPP allows eligible employees to contribute through payroll deductions up to $25,000 per year of their earnings for the purchase of the Company’s common stock at a discounted price per share. The initial three-month offering period is expected to commence on or about June 1, 2021 followed by successive six-month offering periods thereafter beginning March and September. Unless otherwise determined by the administrator, the Company’s common stock will be purchased for the accounts of employees participating in the 2020 ESPP at a price per share that is 85% of the fair market value of the Company’s common stock on the last trading day of the offering period.

6. License Agreements

The Company performs research under a license agreement with The University of North Carolina at Chapel Hill (“UNC”) as amended to date (the “UNC License Agreement”). As part of the UNC License Agreement, the Company holds an exclusive license to certain research and development technologies and processes in various stages of patent pursuit, for use in its research and development and commercial activities, with a term until the expiration date of the last to expire patent subject to the UNC License Agreement, subject to industry standard contractual compliance. Under the UNC License Agreement, the Company is obligated to pay UNC royalties equal to a low single digit percentage of all net sales of drug products whose manufacture, use or sale includes any use of the technology or patent rights covered by the UNC License Agreement. The Company may grant sublicenses of UNC licensed intellectual property in return for specified payments based on a percentage of any fee, royalty or other consideration received.

7. Revenue From Contracts With Customers

On August 1, 2018, the Company partnered with Sandoz in the Promotion Agreement to launch the first-to-file generic of Treprostinil Injection for the treatment of patients with PAH. Under the Promotion Agreement, the Company provides certain promotional and nonpromotional activities on an exclusive basis for the product in the United States of America for the treatment of PAH. In addition, the Company paid Sandoz $20 million at the inception of the Promotion Agreement, in consideration for the right to conduct the promotional and nonpromotional activities for the product. In exchange for its services, the Company is entitled to receive a portion of net profits, as defined within the Promotion Agreement, based on specified profit levels associated with the product.

The Company determined that certain activities within the contract are within the scope of ASC 808, Collaborative Arrangements. The commercialization of the product is a joint operating activity where the Company will provide promotional and nonpromotional activities for Sandoz’s product and Sandoz will be responsible for items such as supply of the product, distribution to customers, managing sales, processing returns, and regulatory matters. Both parties will be active participants, each carrying out its assigned responsibilities, and participating in the joint operating activity and will share in the risks and rewards of the commercialization through the profit-sharing arrangement.

In addition, the Company determined that the services provided under the Promotion Agreement fall within the scope of Topic 606. The promotional and nonpromotional activities the Company performs are one of the services the Company expects to provide as part of its ordinary activities, and it is receiving consideration for this service from Sandoz in the form of a share of “Net Profits” (as defined in the Promotion Agreement). The Company has one combined performance obligation under the Promotion Agreement, which is to perform promotional and nonpromotional activities to encourage the appropriate use of the product in accordance with the product labeling and applicable law. As such, and in accordance with ASU 2018-18: Clarifying the Interaction between Topic 808 and Topic 606, the Company will account for the entire Promotion Agreement under Topic 606.

The Company derived its revenue during the three months ended March 31, 2021 from the Promotion Agreement. The Company had no revenue during the three months ended March 31, 2020.

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2021	2020
Lab and build-to-suit equipment	$7,478,278	$7,499,645
Office equipment	31,205	31,205
Furniture and fixtures	257,774	257,774
Computer equipment	404,558	404,558
Leasehold improvements	11,524,738	11,524,738
Construction-in-progress	100,820	65,820
Total property, plant and equipment	19,797,373	19,783,740
Accumulated depreciation and amortization	(13,501,305)	(12,978,170)
Property, plant and equipment, net	$6,296,068	$6,805,570

The Company recorded depreciation and amortization expense of $523,135 and $732,029 for the three months ended March 31, 2021 and 2020, respectively.

9. Income Taxes

The Company did not record a federal or state income tax expense or benefit for the three months ended March 31, 2021 and 2020 as a result of the establishment of a full valuation allowance being required against the Company’s net deferred tax assets.

10. Leases, Commitments and Contingencies Commitments

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

The Company conducts its operations from leased facilities of approximately 45,000 square feet in Morrisville, North Carolina with a lease expiration date of October 31, 2026. In addition, the Company leases specialized laboratory equipment under finance leases. The related right-of-use assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset.

The Company does not have access to certain inputs used by its lessors to calculate the rate implicit in its finance leases. As such, the Company utilized its estimated incremental borrowing rate for the discount rate applied to its finance leases. The original incremental borrowing rate used on finance leases was 7.5%. During February 2021, the Company exercised the lease purchase option for certain finance leases that had expired and entered into a lease modification agreement with its existing lessor for certain other finance leases. The modification resulted in an increase in the remaining lease term of between 24 and 48 months as well as a decrease in the monthly payments associated with the respective modified leases. The incremental borrowing rate used on the modified leases was 6.5%. The lease modification had an immaterial impact on the Company’s condensed consolidated financial statements.

The Company’s lease cost is reflected in the accompanying condensed statements of operations and comprehensive loss as follows:

		Three Months Ended March 31,
	Classification	2021	2020
Operating lease cost	General and administrative	$195,118	$195,118
Finance lease cost:
Amortization of lease assets	General and administrative	143,451	348,951
Interest on lease liabilities	Interest expense	4,972	38,903
Total Lease Cost		$343,541	$582,972

The weighted average remaining lease term and discount rates as of March 31, 2021 were as follows:

Weighted average remaining lease term (years):
Operating leases	5.6
Finance leases	3.0
Weighted average discount rate:
Operating leases	10.3%
Finance leases	6.6%

The discount rate for operating leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms.

The future minimum lease payment as of March 31, 2021 were as follows:

	Operating	Finance
Year ending December 31:	Leases	Leases	Total
2021 - nine months remaining	$907,284	$289,774	$1,197,058
2022	1,243,934	342,315	1,586,249
2023	1,283,253	195,180	1,478,433
2024	1,316,540	114,612	1,431,152
2025	1,355,923	64,142	1,420,065
Thereafter	1,157,807	—	1,157,807
Total minimum lease payments	7,264,741	1,006,023	8,270,764
Less: Interest	(1,752,099)	(92,112)	(1,844,211)
Present value of lease liabilities	$5,512,642	$913,911	$6,426,553

Commitments

In connection with the Merger Transaction, we agreed to issue additional consideration of up to 2,708,333 additional shares of common stock to the former equity holders of RareGen (now Liquidia PAH) contingent on achievement of certain Liquidia PAH revenue targets during the year ending December 31, 2021. As of March 31, 2021 and December 31, 2020, the fair value of this contingent consideration was deemed to be immaterial.

In March 2012, the Company entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to the Company’s manufacturing capabilities during the term of the agreement. The Company agreed to pay future contingent royalties, totaling no more than $1,500,000, on net sales of certain products. As of March 31, 2021, none of the contingent royalties had been earned.

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

Contingencies

The Company from time-to-time is subject to claims and litigation in the normal course of business, none of which the Company believes represent a risk of material loss or exposure.

11. Long-Term Debt

Long-term debt consisted of the following as of March 31, 2021 and December 31, 2020:

		March 31,	December 31,
	Maturity Date	2021	2020
Pacific Western Bank term loan	October 25, 2022	$—	$10,292,485
Silicon Valley Bank term loan	September 1, 2024	10,176,481	—
Long-term debt		$10,176,481	$10,292,485

During 2020, the Company, Liquidia Merger Sub and RareGen Merger Sub entered into a Joinder and Second Amendment to Amended and Restated Loan and Security Agreement, dated as of October 26, 2018 (the “A&R LSA”), with Pacific Western Bank (“PWB”). The A&R LSA included interest only payments through December 2019 with principal and interest payments beginning in January 2020 and was scheduled to mature in October 2022.

On February 26, 2021 (the “Effective Date”), the Company and its two wholly owned subsidiaries, Liquidia Technologies and Liquidia PAH, entered into a Loan and Security Agreement (the “Loan Agreement”) with SVB. The Loan Agreement established a term loan facility in the aggregate principal amount of up to $20.5 million (the “Term Loan Facility”). An initial $10.5 million (the “Term A Loan”) was funded on March 1, 2021 and was used to satisfy the Company’s existing obligations under the A&R LSA, consisting of approximately $9.4 million in outstanding principal and interest, and such obligations are considered fully repaid and terminated as of that date, with the excess proceeds funded to the Company. The Company accounted for the repayment of the A&R LSA in accordance with ASC 405, Extinguishments of Liabilities, which resulted in a loss on extinguishment during the three months ended March 31, 2021 of approximately $53,150, which is included in interest expense in the consolidated statement of operations and comprehensive loss.

Availability of $5.0 million under a second tranche of the Term Loan Facility (the “Term B Loan”) is conditioned upon Liquidia having received tentative FDA approval for LIQ861 by June 30, 2022, and availability of $5.0 million under a third tranche of the Term Loan Facility (the “Term C Loan” and, collectively with the Term A Loan and Term B Loan, the “Term Loans”) is conditioned upon Liquidia having received final and unconditional FDA approval for LIQ861 by December 31, 2022.

As security for its obligations under the Loan Agreement, Liquidia granted SVB a continuing security interest in substantially all of the assets of Liquidia, other than intellectual property.

The Term Loans made under the Term Loan Facility mature on September 1, 2024 (the “Maturity Date”) and have an interest-only monthly payment period through March 31, 2023 (the “Interest-Only Period”). Following the Interest-Only Period, the Company will begin making monthly payments of principal and interest until the Maturity Date. Interest will accrue on the unpaid principal balance of the outstanding Term Loans at a floating per annum rate equal to the greater of (i) the Wall Street Journal prime rate plus 0.75% and (ii) four percent (4.0%). Furthermore, on the earliest to occur of (x) the Maturity Date, (y) the date the Term Loans are repaid in full or (z) the date of termination of the Loan Agreement, the Company shall pay to SVB five percent (5.0%) of the aggregate original principal amount of all Term Loans made by SVB (the “Final Payment”).

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

Subject to certain exceptions, the Loan Agreement contains covenants prohibiting the Company from, among other things, and subject to certain limited exceptions: (a) conveying, selling, leasing, transferring or otherwise disposing of its properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in or reasonably related thereto by it or any of its subsidiaries; (d) engaging in mergers or acquisitions; (e) incurrence of additional indebtedness; (f) allowing any lien or encumbrance on any of its property; (g) paying any dividends; (h) repurchasing its equity; and (i) making payment on subordinated debt. In addition, the Loan Agreement requires Liquidia to maintain an unrestricted and unencumbered “Minimum Cash Balance” (as defined therein) equal to at least (i) $30.0 million during the period commencing on the Effective Date and including the date immediately prior to the funding date of the Term B Loan (the “Term B Loan Funding Date”) and (ii) during the period commencing on the Term B Loan Funding Date through and including the date immediately prior to the funding date of the Term C Loan (the “Term C Loan Funding Date”), $35.0 million. Moreover, in the event the Minimum Cash Balance is not achieved during any calendar quarter during the term of the Loan Agreement, the Loan Agreement requires Liquidia to maintain cumulative “Cash Burn” (as defined in the Loan Agreement) for the periods ending March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022 and June 30, 2022 and for each calendar quarter thereafter equal to $10.5 million, $17.0 million, $23.0 million, $28.5 million, $33.5 million and $38.0 million, respectively; provided, however, that the above amounts shall be increased by an amount equal to 75% of the aggregate net cash proceeds received by the Company from the sale of the Company’s equity securities on or after the Effective Date but on or prior to the last day of such calendar quarter; provided, further, that upon the Term C Loan Funding Date, the Cash Burn covenant shall no longer apply. The Company was in compliance with the loan covenants as of March 31, 2021.

The Loan Agreement also contains customary events of default, including among other things, the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or the Company’s breach of the covenants under the Loan Agreement, or other material adverse changes relating to Liquidia. Furthermore, per the Loan Agreement, an event of default shall occur upon any formal court ruling against Liquidia that the SVB determines in its good faith business judgment is reasonably likely to prohibit its ability to obtain final approval from the FDA with respect to its New Drug Application for LIQ861 or impair or delay Liquidia’s ability to commercialize LIQ861 as currently contemplated. Upon the occurrence of an event of default, SVB may, among other things, accelerate Liquidia’s obligations under the Loan Agreement.

In connection with the Loan Agreement, the Company issued to SVB a warrant, dated as of the Effective Date (the “SVB Warrant”) to purchase up to 200,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), of which (x) 100,000 shares vested on the Effective Date, with an exercise price per share equal to $3.05, and (y) 50,000 shares shall become exercisable on each of the Term B Loan Funding Date and Term C Loan Funding Date (if these events occur), with an exercise price per share equal to the lower of (i) the trailing 10-day average price of the Common Stock on the applicable funding date and (ii) the closing price per share of Common Stock on the trading day prior to applicable funding date. The SVB Warrant is exercisable for ten (10) years from the date of issuance, and will be exercised automatically on a net issuance basis if not exercised prior to the expiration date and if the then-current fair market value of one share of Common Stock is greater than the exercise price then in effect.

The Company evaluated the features of the Loan Agreement and SVB Warrant in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The Company determined that the Loan Agreement and Warrant did not contain any features that would qualify as a derivative or embedded derivative. In addition, the Company determined that the SVB Warrant should be classified as equity. The value of the SVB Warrant is included in Additional Paid-in-Capital in the Company’s condensed consolidated balance sheet as of March 31, 2021. The estimated fair value of the SVB Warrant of was calculated using the Black-Scholes Option Pricing Model based on the following inputs:

Expected dividend yield	—
Risk-free interest rate	1.43%
Expected volatility	90.8%
Expected life (years)	10.0

In accordance with ASC 470, Debt, the value of the Warrant and the Term A Loan were allocated using a relative fair value allocation with $261,000 allocated to the Warrant as a debt discount and additional paid-in-capital and $10,239,000 allocated to the Term A Loan. In addition, the Company incurred fees of approximately $88,000, which were recorded as a reduction in the face value of the Term A Loan. The debt discount and debt issuance costs are being amortized to interest expense and the Final Payment is being accreted using the effective interest method over the term of the Term A Loan.

Scheduled annual maturities of long-term debt as of March 31, 2021 are as follows:

Year ending December 31:
2021 – nine months remaining	$—
2022	—
2023	5,250,000
2024	5,250,000
Thereafter	—
Total	10,500,000
Less: Unamortized discount, debt issuance costs and accretion	(323,519)
Less: Current portion of long-term debt	—
Long-term debt, noncurrent	$10,176,481

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the development, manufacturing and commercialization of products that address unmet patient needs, with current focus directed towards the treatment of pulmonary hypertension (PH). We operate as a single entity through our two wholly owned operating subsidiaries, Liquidia Technologies and Liquidia PAH (formerly known as RareGen).

We generate revenue pursuant to a Promotion Agreement between Liquidia PAH and Sandoz Inc. (“Sandoz”) sharing profit derived from the sale of the first-to-file fully substitutable generic treprostinil injection (“Treprostinil Injection”) in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. We employ a targeted sales force calling on physicians and hospital pharmacies in the treatment of pulmonary arterial hypertension (“PAH”), as well as key stakeholders involved in the distribution and reimbursement of Treprostinil Injection. Strategically, we believe that our commercial presence in the field will enable an efficient base to expand from for the launch of LIQ861 upon approval, leveraging existing relationships and further validating our reputation as a company committed to supporting PAH patients.

We conduct research, development and manufacturing of novel products by applying our proprietary PRINT® technology, a particle engineering platform, to enable precise production of uniform drug particles designed to improve the safety, efficacy and performance of a wide range of therapies. We have development experience in inhaled therapies, vaccines, biologics, and implants, among others.

Since our inception, we have incurred significant operating losses. Our net loss was $9.2 million for the three months ended March 31, 2021 and $59.8 million and $47.6 million for the years ended December 31, 2020 and 2019, respectively. As of March 31, 2021, we had an accumulated deficit of $284.2 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.

Product Pipeline

We are currently developing one product candidate for which we hold worldwide commercial rights: LIQ861 to treat PAH.

LIQ861, is an inhaled dry powder formulation of treprostinil designed to improve the therapeutic profile of treprostinil by enhancing deep lung delivery and achieving higher dose levels than current inhaled therapies while using a convenient, east-to-use dry-powder inhaler (“DPI”). We submitted the New Drug Application (“NDA”) for LIQ861 in January 2020. In November 2020, the Company received a Complete Response Letter (“CRL”) issued by the Food and Drug Administration (“FDA”) with respect to the NDA for LIQ861. In May 2021, the Company resubmitted the NDA for LIQ861 in response to the CRL.

Recent Events

Issuance of Common Stock in Private Placement

On April 12, 2021, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with a fund and account managed by Caligan Partners LP and certain other accredited investors for the sale by the Company in a private placement (the “Private Placement”) of an aggregate of 8,626,037 shares of the Company’s Common Stock at a purchase price of $2.52 per share.

The Private Placement closed on April 13, 2021 and we received gross proceeds of approximately $21.7 million. We intend to use the proceeds from the Private Placement to strengthen its commercial capability for the introduction of LIQ861 and the subcutaneous administration of Treprostinil Injection, for growth initiatives, and for general corporate purposes.

510(k) Clearance of RG 3ml Medication Cartridge

On March 26, 2021, the FDA granted clearance for the 510(k) application submitted by Liquidia PAH’s manufacturing partner, Chengdu Shifeng Medical Technologies LTD (“Chengdu”) for the RG 3ml Medication Cartridge (the “RG Cartridge”) which is indicated for use with the CADD-MS 3 pump. The CADD-MS 3 pump has been used for the subcutaneous administration of Remodulin® for more than 10 years and is manufactured by Smiths Medical.

In connection with the clearance of the RG Cartridge, Liquidia PAH entered into a Distributor Agreement (the “Distributor Agreement”) with Future Diagnostics, LLC (“Future Diagnostics”) effective as of April 1, 2021 related to the sale and distribution of the RG Cartridge. Under the terms of the Distributor Agreement, Future Diagnostics will have the non-exclusive right to purchase RG Cartridges from Chengdu and sell RG Cartridges to certain customers identified by Liquidia PAH. Under the terms of the Distributor Agreement, Future Diagnostics will pay to Liquidia PAH a commission on all sales of the RG Cartridge.

Termination of Development of LIQ865

In April 2021, we decided to terminate the development of LIQ865, a sustained-release formulation of bupivacaine targeting the treatment of local, post-operative pain. We have chosen to focus internal resources on maximizing the value of our PAH assets and to build a pipeline more synergistic with our expertise in cardio-pulmonary and rare diseases. In the third quarter 2020, we initiated partnering conversations with multiple parties experienced in treating pain and/or commercializing hospital-based products. At this time, we have not identified any party that is willing to collaborate on additional development of LIQ865. As a result, we have formally concluded the development program.

Components of Consolidated Statements of Operations

Revenue

We primarily generate revenue pursuant to the Promotion Agreement, under which we share in the profit derived from the sale of Treprostinil Injection in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. Previously, we also derived revenue from licensing our proprietary PRINT® technology and from conducting research, development and manufacturing of novel products by applying our proprietary PRINT® technology.

Cost of Revenue

Cost of revenue consists of (i) the cost of employing a targeted sales force calling on physicians and hospital pharmacies involved in the treatment of PAH, as well as key stakeholders involved in the distribution and reimbursement of Treprostinil Injection and (ii) a portion of the amortization of the intangible asset associated with the Promotion Agreement. Previously, cost of revenue also included amortization of license fees owed to UNC upon our receipt of licensing revenues. We amortize the Promotion Agreement in a manner consistent with our recognition of the related revenue.

Research and Development Expenses

Research and development expense consists of expenses incurred in connection with the development of our product candidates. We expense research and development costs as incurred. These expenses include:

●	expenses incurred under agreements with contract research organizations as well as investigative sites and consultants that conduct our clinical trials and preclinical studies;
●	manufacturing process development and scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial materials and commercial materials, including manufacturing validation batches;
●	outsourced professional scientific development services;
●	employee-related expenses, which include salaries, benefits and stock-based compensation for personnel in research and development functions;
●	expenses relating to regulatory activities, including filing fees paid to regulatory agencies;
●	laboratory materials and supplies used to support our research activities; and
●	allocated expenses for utilities and other facility-related costs.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, administrative, finance and legal functions, including stock-based compensation. Other general and administrative expenses include facility related costs, patent filing and prosecution costs and professional fees for marketing, legal, auditing and tax services and insurance costs. When we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and expense as a result of our preparation for commercial operations, especially as it relates to sales and marketing.

Other Income (Expense)

Other income (expense) is comprised primarily of interest income and expense. Interest income consists of interest earned on our cash deposits. Interest expense consists of interest charges on leases and debt. These charges include monthly recurring interest on such obligations in addition to non-cash charges. Non-cash charges include loss on extinguishment, interest accretion, expensing of debt issuance costs and amortization of discounts on long-term debt to interest expense.

Critical Accounting Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2020 Annual Report on Form 10-K. There have been no material changes during the three months ended March 31, 2021 to our critical accounting policies, significant judgments and estimates disclosed in our 2020 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2021 compared with the Three Months Ended March 31, 2020

The following table summarizes the results of our operations for each of the three-month periods ended March 31, 2021 and 2020, together with the changes in those items in dollars and as a percentage (in thousands, except for percentages):

	Three Months Ended
	March 31,		$	%
	2021	2020	Change	Change

Revenue	$3,084	$—	$3,084	*
Costs and expenses:
Cost of revenue	694	—	694	*
Research and development	6,054	10,823	(4,769)	(44.1)%
General and administrative	5,337	3,823	1,514	39.6%
Total costs and expenses	12,085	14,646	(2,561)	(17.5)%
Loss from operations	(9,001)	(14,646)	5,645	(38.5)%
Other income (expense):
Interest income	21	110	(89)	(80.9)%
Interest expense	(203)	(255)	52	(20.4)%
Total other expense, net	(182)	(145)	(37)	25.5%
Net loss and comprehensive loss	$(9,183)	$(14,791)	$5,608	(37.9)%
*	Not meaningful

Revenue

We recognized no revenue for the three months ended March 31, 2020, compared to $3.1 million for the three months ended March 31, 2021. Revenue recognized during 2021 related to the Promotion Agreement after the acquisition of Liquidia PAH in November 2020.

Cost of Revenue

We recognized no cost of revenue for the three months ended March 31, 2020, compared to $0.7 million for the three months ended March 30, 2021. Cost of revenue recognized during 2021 related to the Promotion Agreement as noted above.

Research and Development Expenses

Research and development expenses were $6.1 million for the three months ended March 31, 2021 compared with $10.8 million for the three months ended March 31, 2020, a decrease of $4.7 million or 44.1%. The decrease primarily related to lower expenses from our LIQ861 clinical program, which was substantially completed prior to filing the NDA in April 2020, lower expenses from our LIQ865 clinical program, and lower employee and consulting expenses. During the three months ended March 31, 2021, we incurred $2.7 million related to LIQ861 compared to $6.2 million during the three months ended March 31, 2020. During the three months ended March 31, 2021, we incurred less than $0.1 million related to LIQ865 compared to $0.4 million during the three months ended March 31, 2020. Research and development expenses for the three months ended March 31, 2021 and 2020 also included $2.2 million and $3.4 million in consulting and personnel costs, including stock-based compensation, respectively. This decrease of $1.2 million or 35.3% was primarily driven by lower headcount year-over-year.

General and Administrative Expenses

General and administrative expenses were $5.3 million for the three months ended March 31, 2021, compared with $3.8 million for the three months ended March 31, 2020. The increase of $1.5 million, or 39.6%, was primarily due to $2.1 million higher legal and professional fees associated with corporate activities as well as our ongoing LIQ861-related litigation offset by lower consulting and personnel expenses as a result of lower headcount year-over-year. General and administrative expenses for the three months ended March 31, 2021, and 2020 included $1.7 million and $2.7 million, in consulting and personnel costs, including stock-based compensation, respectively.

Liquidity and Capital Resources

As of March 31, 2021 and December 30, 2020, we had cash and cash equivalents of $53.6 million and $65.3 million, respectively.

We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, finance leases, bank borrowings and the issuance of convertible notes. Our principal uses of cash and cash equivalents have been for working capital requirements and capital expenditures. As of March 31, 2021, we had a cash and cash equivalents of $53.6 million, stockholders’ equity of $62.9 million and an accumulated deficit of $284.2 million.

In April 2021, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with certain institutional, accredited investors (the “Purchasers”) for the sale by us in a private placement (the “Private Placement”) of an aggregate of 8,626,037 shares (the “Private Placement Shares”) of our common stock, at a purchase price of $2.52 per Private Placement Share. The gross proceeds from the sale of the Private Placement Shares were $21.7 million.

In July 2020, we closed an underwritten public offering of 9,375,000 shares of our common stock at a price of $8.00 per share. The gross proceeds from the offering were $75.0 million and net proceeds were approximately $70.3 million, after deducting underwriting discounts and commissions and other offering expenses.

In August 2019, we entered into a sales agreement (the “ATM Agreement”) with Jefferies to issue and sell shares of our common stock, having an aggregate offering price of up to $40.0 million, from time to time during the term of the ATM Agreement, through an “at-the-market” equity offering program at our sole discretion, under which Jefferies acted as our agent and/or principal. We paid Jefferies a commission equal to 3.0% of the gross proceeds of any common stock sold through Jefferies under the ATM Agreement. During the year ended December 31, 2020, we sold 131,425 shares of our common stock for net proceeds of $0.7 million, after deducting underwriting discounts and other offering expenses under the ATM Agreement. We anticipate entering into a new sales agreement with Jefferies with Liquidia Corporation as the issuer in 2021, because the ATM Agreement is no longer in effect.

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

In February 2021, we entered into a Loan and Security Agreement (the “Loan Agreement”) with SVB, the proceeds of which were used to pay off the approximately $9.4 million in outstanding principal and interest under A&R LSA. We received a 24-month interest-only period and also have access to additional tranches of capital, pending achievement of certain milestones.

The Loan Agreement established a term loan facility in the aggregate principal amount of up to $20.5 million (the “Term Loan Facility”). An initial $10.5 million (the “Term A Loan”) was funded on March 1, 2021. Availability of $5.0 million under the second tranche of the Term Loan Facility (the “Term B Loan”) is conditioned upon us having received tentative U.S. Food and Drug Administration (FDA) approval for LIQ861 by June 30, 2022, and availability of $5.0 million under the third tranche of the Term Loan Facility (the “Term C Loan” and, collectively with the Term A Loan and Term B Loan, the “Term Loans”) is conditioned upon us having received final and unconditional FDA approval for LIQ861 by December 31, 2022. The entire Term A Loan was used to satisfy our existing obligations under our previously disclosed Amended and Restated Loan and Security Agreement, dated as of October 26, 2018, as amended, by and between us and PWB, consisting of approximately $9.4 million in outstanding principal and interest, and such obligations are considered fully repaid and terminated.

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

The Loan Agreement also contains customary events of default, including among other things, our failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or our breach of the covenants under the Loan Agreement, or other material adverse changes relating to our company. Furthermore, per the Loan Agreement, an event of default shall occur upon any formal court ruling against us that SVB determines in its good faith business judgment is reasonably likely to prohibit our ability to obtain final approval from the FDA with respect to our NDA for LIQ861 or impair or delay our ability to commercialize LIQ861 as currently contemplated. Upon the occurrence of an event of default, SVB may, among other things, accelerate our obligations under the Loan Agreement.

In connection with the Loan Agreement, we issued to SVB a warrant, dated as of the Effective Date (the “SVB Warrant”), to purchase up to 200,000 shares of our common stock, of which (x) 100,000 shares vested on the Effective Date, with an exercise price per share equal to $3.05, and (y) 50,000 shares shall vest on each of the Term B Loan Funding Date and Term C Loan Funding Date, with an exercise price per share equal to the lower of (i) the trailing 10-day average price of the common stock on the applicable funding date and (ii) the closing price per share of common stock on the trading day prior to applicable funding date. The SVB Warrant is exercisable for ten (10) years from the date of issuance, and will be exercised automatically on a net issuance basis if not exercised prior to the expiration date and if the then-current fair market value of one share of common stock is greater than the exercise price then in effect.

Funding Requirements

We plan to focus in the near-term on the development, regulatory approval and potential commercialization of LIQ861. We expect to incur significant expenses and operating losses for the foreseeable future as we advance product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. In addition, we plan to commercialize LIQ861, continue sales of Treprostinil Injection through our Liquidia PAH acquisition, expand our corporate infrastructure and continue to invest in research and development efforts to explore additional product candidates. We may not be able to complete the development and initiate commercialization of these programs if, among others, the FDA does not approve LIQ861 when we expect, or at all.

Our primary uses of capital are, and we expect will continue to be, compensation and related personnel expenses, clinical costs, manufacturing process development, external research and development services, laboratory and related supplies, legal and other regulatory expenses, sales, marketing, and commercialization expenses, administrative and overhead costs and debt service. Our future funding requirements will be heavily determined by the resources needed to support development of our product candidates. Additionally, as a publicly traded company we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and Nasdaq Stock Market LLC (“Nasdaq”) require public companies to implement specified corporate governance practices.

We believe that our current cash balance will enable us to fund our operating expenses and capital expenditure requirements beyond the projected expiration of the regulatory stay in October 2022. We are in the process of implementing a more cost-efficient operating plan to further improve our cashflow. In addition, the clearance of the RG 3ml Medication Cartridge has the potential to improve our cashflow going forward. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may require additional capital to commercialize our product candidates, if we receive regulatory approval, and to pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for LIQ861, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

We may raise additional capital through non-dilutive licensing activities, other business arrangements or the sale of equity or convertible debt securities. In such an event, the ownership of our existing shareholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights associated with holdings of our common stock.

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

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,386)	$(14,438)
Investing activities	(52)	(182)
Financing activities	759	(1,048)
Net decrease in cash and cash equivalents	$(11,679)	$(15,668)

Operating Activities

Net cash used in operating activities decreased $2.0 million to $12.4 million for the three months ended March 31, 2021 from $14.4 million for the three months ended March 31, 2020. The increase was mainly due to an increase in revenue and a decrease in our research and development expenses partially offset by an increase in our general and administrative expenses during the three months ended March 31, 2021 compared with 2020.

Investing Activities

Net cash used in investing activities consisting of property, plant and equipment was less than $0.1 million during the three months ended March 31, 2021 compared with $0.2 million during the three months ended March 31, 2021.

Financing activities

Net cash provided by financing activities was $0.8 million during the three months ended March 31, 2021 compared with $1.0 million used in financing activities during the three months ended March 31, 2020. During the three months ended March 31, 2021, we received $1.0 million excess proceeds from the refinance of our long-term debt, which was offset by $0.9 million in principal payments on our long-term debt and $0.2 million in principal payments on our finance leases. During the three months ended March 31, 2021 we received $0.9 million in litigation financing deployments, which will be paid directly to attorneys involved in the UTC/Smiths Medical Litigation in the following quarter. The ongoing costs of the UTC/Smiths Medical Litigation are included as operating outflows.

Contractual Obligations and Commitments

In connection with the Merger Transaction, we agreed to issue additional consideration of up to 2,708,333 additional shares of common stock to the former equity holders of RareGen (now Liquidia PAH) contingent on achievement of certain revenue targets during the year ended December 31, 2021. As of March 31, 2021, the fair value of this contingent consideration was deemed to be immaterial.

In March 2012, the Company entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to the Company’s manufacturing capabilities during the term of the agreement. The Company agreed to pay future contingent royalties, totaling no more than $1,500,000, on net sales of certain products. As of March 31, 2021, none of the contingent royalties had been earned.

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

We have operating lease obligations including rental amounts due on leases of certain laboratory, manufacturing and office space and equipment under the terms of non-cancelable operating leases. These leases expire at various times through October 2026. We also lease specialized laboratory equipment under finance leases expiring in 2025.

We from time-to-time are subject to claims and litigation in the normal course of business, none of which we believe represent a risk of material loss or exposure.

We also have employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control or termination without cause, occur.

Internal Controls and Procedures

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management concluded that our internal control over financial reporting was not effective as of March 31, 2021 as a result of material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment of the effectiveness of our internal control over financial reporting, our management identified the following material weaknesses that existed as of March 31, 2021:

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

Remedial Actions to Address Material Weaknesses

We continue to evaluate the effectiveness of our remediation efforts, including demonstrating that the new or improved controls are designed appropriately and operate effectively for a reasonable period of time. We expect to make further changes to our internal controls. The following actions have been, or are expected to be, taken, to strengthen our controls and organizational structure:

●	To address issues with recent employee turnover, we have hired a new Chief Financial Officer and controller. We also plan to hire or outsource additional accounting personnel to assist with improving the internal control environment, including a manager of accounting or senior accountant and director of SEC reporting and internal control. We expect to continue to evaluate our needs for additional personnel. We plan to leverage the services of consulting firms to assist us with strengthening and monitoring of our internal controls processes and documentation. We expect to provide enhanced training to existing and new employees in order to enhance the level of communication and understanding of controls with key individuals that provide key information and perform key roles within our financial accounting and reporting group.
●	We are in the process of installing a new accounting system and rebuilding all business processes, which will enable us to better design, implement, and maintain appropriate controls.
●	We plan to appropriately design, implement and maintain a formal policy to limit the number of “Super Users”, maintain effective user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate personnel.

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

The material weaknesses described in our 2020 Annual Report on Form 10-K will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded that these controls operate effectively.

JOBS Act

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

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

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of 2023; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some but not all of these exemptions. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock.

Smaller Reporting Company

As a “smaller reporting company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in addition to providing reduced disclosure about our executive compensation arrangements and business developments, among other reduced disclosure requirements available to smaller reporting companies, we present only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure. Accordingly, the information contained herein may be different from the information you receive from other public companies in which you hold stock.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Controls and Procedures.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We expect to continue our remediation efforts, including testing of operating effectiveness of new controls, as described above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Controls and Procedures – Remedial Actions to Address Material Weaknesses”, and we plan to provide an update on the status of our remediation activities on a quarterly basis.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

LIQ861-Related Litigation

On June 4, 2020, United Therapeutics Corporation, a Delaware corporation (“United Therapeutics”), filed a complaint for patent infringement against us in the U.S. District Court for the District of Delaware (Case No. 1:20-cv-00755-UNA) (the “Hatch-Waxman Litigation”) asserting infringement by us of U.S. Patent Nos. 9,604,901, entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®” (the “’901 Patent”) and 9,593,066, entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®” (the “’066 Patent”) relating to United Therapeutics’ Tyvaso, a nebulized treprostinil solution for the treatment of pulmonary arterial hypertension (PAH). On July 16, 2020, we filed an answer to United Therapeutics’ complaint and also included defenses and counterclaims of invalidity, non-infringement, and Orange Book de-listing of the ’901 Patent and ’066 Patent. United Therapeutics seeks a judgment that the asserted patents are infringed and an injunction of FDA final approval and subsequent commercial launch of LIQ861 product until after the latest to expire asserted patent. United Therapeutics’ complaint is in response to our New Drug Application (the “LIQ861 NDA”), filed with the U.S. Food and Drug Administration (FDA) requesting approval to market LIQ861, a dry powder inhalation of treprostinil for the treatment of PAH. The LIQ861 NDA was filed under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. Under the Hatch-Waxman Act, the FDA is automatically precluded from approving the LIQ861 NDA for up to 30 months, absent an earlier judgment unfavorable to United Therapeutics by the court. Although we believe our LIQ861 dry powder inhaler for the treatment of PAH is highly differentiated from Tyvaso, since we are seeking approval of the LIQ861 NDA under the 505(b)(2) regulatory pathway, the LIQ861 NDA is subject to the provisions of the Hatch-Waxman Act.

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

On July 30, 2020, Judge Andrews, presiding over the Hatch-Waxman Litigation, conducted a scheduling conference and set a claim construction hearing, which is currently scheduled to be held in June 2021, and a date for trial, which is to begin in March 2022.

On March 30, 2020, we filed two petitions for inter partes review with the Patent Trial and Appeal Board (the PTAB) of USPTO. One petition was for inter partes review of the ‘901 Patent, and sought a determination that the claims in the ‘901 Patent are invalid, and a second petition was for inter partes review of the ‘066 Patent, and sought a determination that the claims in the ‘066 Patent are invalid. Both the ‘901 Patent and ‘066 Patent are owned by United Therapeutics and both patents are related to U.S. Patent No. 8,497,393 which was granted to United Therapeutics and subsequently invalidated by the USPTO in an inter partes review instituted in 2016 by SteadyMed Ltd. On October 13, 2020, the PTAB instituted an inter partes review of the ‘901 Patent and concurrently denied institution on the ‘066 Patent, stating that the ‘066 petition has not established a reasonable likelihood that it would prevail in showing that at least one of the challenged claims is unpatentable. On March 1, 2021, PTAB denied a request from United Therapeutics for a rehearing regarding PTAB’s decision to institute an inter partes review of the ‘901 patent. A final written decision determining the validity of the challenged claims of the ‘901 Patent is expected within 12 months from institution.

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

Liquidia PAH-Related Litigation

On April 16, 2019, Sandoz and Liquidia PAH (then known as RareGen) filed a complaint against United Therapeutics and Smiths Medical in the District Court of New Jersey (Case No. No. 3:19-cv-10170) (the “UTC/Smiths Medical Litigation”), alleging that United Therapeutics and Smiths Medical violated the Sherman Antitrust Act of 1890, state law antitrust statutes and unfair competition statutes by engaging in anticompetitive acts regarding the drug treprostinil for the treatment of PAH. On March 20, 2020, Sandoz and Liquidia PAH filed a first amended complaint adding a claim that United Therapeutics breached a settlement agreement that was entered into in 2015, in which United Therapeutics agreed to not interfere with Sandoz’s efforts to launch its generic treprostinil, by taking calculated steps to restrict and interfere with the launch of Sandoz’s competing generic product. United Therapeutics developed treprostinil under the brand name Remodulin and Smiths Medical manufactured a pump and cartridges that are used to inject treprostinil into patients continuously throughout the day. Sandoz and Liquidia PAH allege that United Therapeutics and Smiths Medical entered into anticompetitive agreements whereby United Therapeutics and Smiths Medical placed restrictions on the cartridges such that they can only be used with United Therapeutics’ branded Remodulin product and requiring Smiths Medical to enter into agreements with specialty pharmacies to sell the cartridges only for use with Remodulin.

On January 29, 2020, the court denied Liquidia PAH’s and Sandoz’s motion for a preliminary injunction and United Therapeutics’ and Smiths Medicals’ motion to dismiss. On November 6, 2020, Sandoz and Liquidia PAH entered into the Term Sheet with Smiths Medical, in order to resolve the outstanding UTC/Smiths Medical Litigation solely with respect to disputes between Smiths Medical, Liquidia PAH and Sandoz. On April 12, 2021, Liquidia PAH and Sandoz entered into a Long Form Settlement Agreement (the “Settlement Agreement”) with Smiths Medical to further detail the terms of the settlement among such parties as reflected in the Term Sheet. Pursuant to the Term Sheet and the Settlement Agreement, the former RareGen members and Sandoz received a payment of $4.25 million that was evenly split between the parties. In addition, pursuant to the Term Sheet and Settlement Agreement, Smiths Medical disclosed and made available to Sandoz and Liquidia PAH certain specifications and other information related to the cartridge that Smiths Medical developed and manufactures for use with the CADD-MS 3 Infusion pump (the “CADD-MS 3 Cartridge”). Pursuant to the Settlement Agreement, Smiths Medical also granted Liquidia PAH and Sandoz a non-exclusive, royalty-free license in the United States to Smiths Medical’s patents and copyrights associated with the CADD-MS 3 Cartridge and certain other information for use of the CADD-MS 3 pump and the CADD-MS 3 Cartridges. Smiths also agreed in the Settlement Agreement to provide information and assistance in support of Liquidia PAH’s efforts to receive FDA clearance for the RG Cartridge and to continue to service certain CADD-MS 3 pumps that are available for use with the Treprostinil Injection through January 1, 2025. Liquidia PAH and Sandoz agreed, among other things, to indemnify Smiths from certain liabilities related to the RG Cartridge. As of the date of this Quarterly Report on Form 10-Q, the UTC/Smiths Medical Litigation was still in process.

We may become subject to additional legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, except as disclosed herein, there are currently no claims that would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the information contained under the heading “Cautionary Note Regarding Forward-Looking Statements” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. We may update these risk factors in our periodic and other filings with the SEC.

The following is a summary of the principal risk factors described in this section:

●	We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. The future viability of our company is dependent on our ability to raise additional capital to finance our future operations.
●	We have a history of losses and our future profitability remains uncertain.
●	We are primarily dependent on the success of our product candidate, LIQ861, for which we recently resubmitted an NDA with the FDA in response to a CRL received from the FDA in November 2020, and this product candidate may fail to receive marketing approval (in a timely manner or at all) or may not be commercialized successfully.
●	United Therapeutics has initiated a lawsuit against us in which it claims that LIQ861 is infringing three of its patents, which may result in our company being delayed in its efforts to commercialize LIQ861.
●	Liquidia PAH does not hold the FDA regulatory approval for Injected Treprostinil or the RG Cartridge and is dependent on Sandoz and Chengdu to manufacture and supply Injected Treprostinil and the RG Cartridge, respectively, in compliance with FDA requirements, and is more broadly dependent on Sandoz’s and Chengdu’s FDA and healthcare compliance relative to Injected Treprostinil and the RG Cartridge, respectively.
●	Our ability to sell Injected Treprostinil is dependent on market acceptance of generic treprostinil for parenteral administration and the medical devices used for administration of Injected Treprostinil, including the RG Cartridge, by patients, health care providers and by third-party payors, while interactions with these persons and entities are subject to compliance requirements. The commercial success of Injected Treprostinil may also be impacted by increasing generic competition which may result in declining prices for Injected Treprostinil.
●	We expect that we will need further financing for our existing business and future growth, which may not be available on acceptable terms, if at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations. The failure to obtain further financing may also prevent us from capitalizing on other potential product candidates or indications which may be more profitable than LIQ861 or for which there may be a greater likelihood of success.
●	We face significant competition from large pharmaceutical companies, among others, in developing our products and in gaining regulatory approval to bring them to market in time to achieve commercial success, and our operating results will suffer if we are unable to compete effectively.
●	Our credit facility with SVB contains operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in SVB taking possession and disposing of any collateral.
●	Our products may not achieve market acceptance.
●	Our product candidates are based on our proprietary, novel technology, PRINT, which has not been the subject of FDA manufacturing inspections, making it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.
●	Our business and operations are likely to be adversely affected by the evolving and ongoing COVID-19 global pandemic.
●	We may not be able to build a commercial operation, including establishing and maintaining marketing and sales capabilities or enter into agreements with third parties to market and sell our drug products.
●	We depend on third parties for clinical and commercial supplies, including single suppliers for the active ingredient, the device, encapsulation and packaging of LIQ861.

●	We rely on third parties to conduct our preclinical studies and clinical trials.
●	We may become involved in litigation to protect our intellectual property, to enforce our intellectual property rights or to defend against claims of intellectual property infringement by third parties, which could be expensive, time-consuming and may not be successful.
●	We depend on skilled labor, and our business and prospects may be adversely affected if we lose the services of our skilled personnel, including those in senior management, or are unable to attract new skilled personnel.
●	We expect that the market price of our common stock may be volatile, and you may lose all or part of your investment.
●	As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the trading price of our shares. The results of our assessment of the effectiveness of internal control over financial reporting (“ICFR”) indicate that we had multiple material weaknesses which have not been fully remedied as of March 31, 2021.

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

We have a history of losses and our future profitability remains uncertain.

We have incurred net losses of $9.2 million during the three months ended March 31, 2021 and $59.8 million and $47.6 million during the years ended December 31, 2020 and 2019, respectively. We also had negative operating cash flows for each of these periods. As of March 31, 2021, we had an accumulated deficit of $284.2 million.

Since our incorporation, we have invested heavily in the development of our product candidates and technologies, as well as in recruiting management and scientific personnel. To date, we have not commenced the commercialization of our product candidates and all of our pre-acquisition revenue has been derived from up-front fees and milestone payments made to us in connection with licensing and collaboration arrangements we have entered into and the Promotion Agreement, under which we share in the profit derived from the sale of Treprostinil Injection in the United States. These up-front fees and milestone payments have been, and combined with revenue generated from Injected Treprostinil may continue to be, insufficient to match our operating expenses. We expect to continue to devote substantial financial and other resources to the clinical development of our product candidates and, as a result, must generate significant revenue to achieve and maintain profitability or raise additional capital to fund clinical development. We may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow.

We expect that we will need further financing for our existing business and future growth, which may not be available on acceptable terms, if at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations. The failure to obtain further financing may also prevent us from capitalizing on other potential product candidates or indications which may be more profitable than LIQ861 or for which there may be a greater likelihood of success.

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

Our credit facility contains restrictions that limit our flexibility in operating our business. Under the terms of the loan and security agreement dated as of February 26, 2021 (“LSA”) with SVB, pursuant to which SVB extended a $20.5 million term loan facility to us, of which $10.5 million was received on March 1, 2021 in an initial tranche and up to an aggregate of $10.0 million may be received in two equal tranches subject to our satisfaction of certain conditions thereunder, we may not, among other actions, without the prior written consent of SVB, (a) pay any dividends or make any other distribution or payment or redeem, retire or purchase any capital stock, except in certain prescribed circumstances, (b) create, incur, assume, or be or be liable with respect to any indebtedness except certain permitted indebtedness, or make or permit any payment on any subordinated debt, except under certain limited circumstances, or (c) merge or consolidate with any other person, other than certain limited exceptions. Additionally, in the event that we do not maintain the applicable Minimum Cash Balance, which is currently $30.0 million, under our facility with SVB for any calendar quarter, we are required, during the term of the LSA to maintain to have at all times cumulative “Cash Burn” (as defined in the LSA) for the periods ending March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022 and June 30, 2022 and for each calendar quarter thereafter equal to $10.5 million, $17.0 million, $23.0 million, $28.5 million, $33.5 million and $38.0 million, respectively; provided, however, that the above amounts shall be increased by an amount equal to 75% of the aggregate net cash proceeds received by us from the sale of our equity securities on or prior to the last day of such calendar quarter; provided, further, that upon the date of funding the Term C Loan, the Cash Burn covenant shall no longer apply. Our facility with SVB is collateralized by all of our assets excluding our intellectual property, on which we have granted a negative pledge.

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

We are using the net proceeds of our April 2021 private offering and prior public and private equity offerings for ongoing commercial development of LIQ861 and for general corporate purposes. Our management has broad discretion in the application of such proceeds and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish cash flows available to service our debt, cause the value of our equity to decline and delay the development of our product candidates. Pending their use, we may invest such proceeds in short-term, investment-grade, interest-bearing securities, which may not yield favorable returns.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change”, generally defined as a greater than 50.0% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. With our April 2021 private placement, the closing of the RareGen acquisition in November 2020, our July 2020 equity offering, our December 2019 private placement, issuances under our prior at-the-market facility, our March 2019 follow-on equity offering and our July 2018 initial public offering, as well as other past transactions, we may have already triggered an “ownership change” limitation. We have not completed a formal study to determine if any “ownership changes” within the meaning of IRC Section 382 have occurred. If “ownership changes” within the meaning of Section 382 of the Code have occurred, and if we earn net taxable income, our ability to use our net operating loss carryforwards and research and development tax credits generated since inception to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us and could require us to pay U.S. federal income taxes earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.

We are a late-stage clinical biopharmaceutical company with no approved products and no historical revenue from the sale of our own products, which may make it difficult for you to evaluate our business, financial condition and prospects.

We are a late-stage clinical biopharmaceutical company with no history of commercial operations upon which you can evaluate our prospects other than the activities we have undertaken with respect to the Promotion Agreement with Sandoz. Drug product development involves a substantial degree of uncertainty. Our operations to date have been limited to engaging in promotional and nonpromotional activities under the Promotion Agreement with Sandoz, developing our PRINT technology, undertaking preclinical studies and clinical trials for our product candidates and collaborating with pharmaceutical companies, including GSK, to expand the applications for our PRINT technology through licensing as well as joint product development arrangements. We have not obtained marketing approval for any of our product candidates and, accordingly, have not demonstrated an ability to generate revenue from our own pharmaceutical products or successfully overcome the risks and uncertainties frequently encountered by companies undertaking drug product development. Consequently, your ability to assess our business, financial condition and prospects may be significantly limited. Further, the net losses that we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Other unanticipated costs may also arise.

Liquidia PAH does not hold the FDA regulatory approval for Injected Treprostinil and is dependent on Sandoz to manufacture and supply Injected Treprostinil in compliance with FDA requirements, and is more broadly dependent on Sandoz’s FDA and healthcare compliance relative to Injected Treprostinil.

Sandoz holds the FDA approval (the ANDA) for and controls Injected Treprostinil and is responsible among other things for the compliant manufacture, distribution, labeling, and advertising of Injected Treprostinil. Our role is one of a specialized service provider to Sandoz. As a result, we are dependent on Sandoz to manufacture and supply Injected Treprostinil, and dependent on Sandoz for the continued FDA compliance of Injected Treprostinil. We do not have control over Sandoz’s compliance with laws and regulations applicable to drug manufacturers and ANDA holders (for example, applicable current good manufacturing practices (GMPs); FDA labeling, promotional labeling, and advertising requirements; pharmacovigilance and adverse event reporting; and other ongoing FDA reporting and submission requirements), nor over its compliance with healthcare compliance and fraud, waste, and abuse laws, or similar regulatory requirements and other laws and regulations, such as those related to environmental health and safety matters. In addition, we have no control over the ability of Sandoz to maintain adequate quality control, quality assurance and qualified personnel, or other personnel with roles related to the regulatory compliance of Injected Treprostinil and its labeling, promotion, and advertising or of Sandoz’s activities in relation to government healthcare programs. If the FDA or a comparable foreign regulatory authority finds deficiencies with the manufacture or quality assurance of Injected Treprostinil or identifies safety or efficacy concerns related to Injected Treprostinil, or if Sandoz otherwise is unable to comply with applicable laws, regulations and standards, Sandoz’s ability to manufacture, sell and supply Injected Treprostinil could be limited.

Sandoz’s ability to consistently manufacture and supply Injected Treprostinil in a timely manner may also be interrupted by production shortages or other supply interruptions, including as a result of the ongoing COVID-19 pandemic. Our share of net profits under the Promotion Agreement is reduced by certain manufacturing costs and other write-offs related to Sandoz’s inability to sell Injected Treprostinil, including in the event that Injected Treprostinil expires prior to sale. Currently, Injected Treprostinil expires 24 months after the date of manufacture.

Our ability to sell Injected Treprostinil is dependent on market acceptance of generic treprostinil for parenteral administration by patients, health care providers and by third-party payors, while interactions with these persons and entities are subject to compliance requirements. The commercial success of Injected Treprostinil may also be impacted by increasing generic competition which may result in declining prices for Injected Treprostinil.

Our ability to sell Injected Treprostinil is dependent on market acceptance of generic treprostinil for parenteral administration by patients, health care providers and by third-party payors. If Injected Treprostinil does not achieve an adequate level of acceptance, we may not generate sufficient revenue to offset our cost of revenue.

At the same time, arrangements with healthcare providers, physicians, third-party payors and customers, and our sales, marketing and educational activities, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain its business or financial arrangements and relationships.

The degree of market acceptance of Injected Treprostinil will depend on a number of factors, including:

●	the efficacy, safety and potential advantages compared to alternative treatments;
●	our ability to offer Injected Treprostinil for sale at competitive prices (generic drug prices, after initial generic entry, have been observed to decline with the entrance of additional generic competition);
●	the convenience and ease of administration compared to alternative treatments;
●	product labeling or product insert requirements of the FDA or foreign regulatory authorities, including any limitations or warnings contained in a product’s approved labeling, including any black box warning;
●	the willingness of the target patient population to try new treatments, including the generic version of a brand, and of physicians to prescribe such treatments;
●	our ability to hire and retain sales and marketing personnel and their ability to support Sandoz under the Promotion Agreement;
●	the strength of Sandoz’s manufacturing and distribution support;

●	the requirement by third-party payors to use generic treprostinil for parenteral administration in place of Remodulin;
●	the availability of third-party coverage and adequate reimbursement for Injected Treprostinil;
●	the prevalence and severity of any side effects;
●	any restrictions on the use of Injected Treprostinil together with other medications;
●	our and Sandoz’s ability to maintain relationships with the specialty pharmacies; and
●	the services provided by specialty pharmacies related to use of Injected Treprostinil.

Our business may also be impacted by the need to maintain compliant operations (including oversight and monitoring of personnel and our activities) in relation to interactions with the persons and parties noted above, relative to FDA and healthcare law requirements, and with consideration of government and industry compliance best practices.

Medical devices, which we do not control, are necessary for the administration of Injected Treprostinil.

In order for Injected Treprostinil to be administered to patients, patients must use certain other medical equipment, including pumps, cartridges and infusion sets. We do not manufacture or control such medical equipment, which is manufactured by third parties and owned and dispensed by specialty pharmacies, hospitals or other third parties. Our ability to serve patients is dependent upon the ability of specialty pharmacies to maintain sufficient inventory of such medical equipment to provide to patients. If manufacturers cease to manufacture or support medical equipment or if specialty pharmacies are unable to obtain or maintain sufficient inventories of such medical equipment, our sales may be adversely impacted.

We have worked with Chengdu to develop the RG Cartridge, which recently received FDA 510(k) clearance. The ability of patients to administer Injected Treprostinil through subcutaneous injection is dependent on the launch and continued availability of the RG Cartridge. Our ability to sell the Injected Treprostinil for subcutaneous administration is dependent on market acceptance of the RG Cartridge by patients, health care providers and by third-party payors. If the RG Cartridge does not achieve an adequate level of acceptance, our ability to provide Treprostinil Injection to patients who receive Treprostinil through subcutaneous injection with be limited. The degree of market acceptance of the RG Cartridge will depend on a number of factors, including:

●	the efficacy, safety and potential advantages or disadvantages compared to alternative cartridges;
●	Chengdu’s ability to offer the RG Cartridge for sale at competitive prices;
●	the strength of Chengdu’s manufacturing and distribution support; and
●	Chengdu’s ability to maintain regulatory approvals necessary to manufacture and sell the RG Cartridge in the United States.

We are also seeking to work with third parties to develop or procure pumps that can be used to administer Injected Treprostinil in the future. Such pumps may require FDA 510(k) clearance before they can be sold. There is no guarantee that we or a third party will receive FDA 510(k) clearance. Failure by us or third parties to successfully develop or supply the medical equipment or to obtain or maintain regulatory approval or clearance of such medical equipment could negatively impact the market acceptance of and sales of Injected Treprostinil.

Risks Related to the Commercialization of our Product Candidates and Generic Treprostinil Injection

United Therapeutics has initiated a lawsuit against us in which it claims that LIQ861 is infringing three of its patents, which may result in our company being delayed in its efforts to commercialize LIQ861.

We are developing LIQ861 under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. Accordingly, under the Hatch-Waxman Amendments to the Food, Drug and Cosmetic Act, we were required to, in the NDA for LIQ861, certify that patents listed in the Orange Book for Tyvaso are invalid, unenforceable or will not be infringed by the manufacture, use or sale of LIQ861. Two of these patents are U.S. Patent No. 9,604,901 (the “‘901 Patent”), entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®”, and U.S. Patent No. 9,593,066 (the “‘066 Patent”), entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®”, both of which are owned by United Therapeutics. A notice of the paragraph IV certification was required to be provided to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for LIQ861 refers. On June 4, 2020, United Therapeutics, as the holder of such patents, asserted a patent challenge directed to the ‘901 Patent and the ‘066 Patent by filing a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:20-cv-00755-UNA) (the “Hatch-Waxman Litigation”), thereby triggering an automatic 30-month regulatory stay on final approval of the NDA for LIQ861. As a result of United Therapeutics’ patent challenge, the FDA is prohibited from approving the NDA for LIQ861 until the earliest to occur of the expiration of the 30-month stay, which is projected to be in October 2022, expiration of the ‘901 Patent and ‘066 Patent, settlement of the lawsuit or a decision in the infringement suit that is favorable to us as the NDA applicant. Accordingly, we may be subject to significant delay and incur substantial costs in litigation before we are able to commercialize LIQ861, if at all.

On July 21, 2020, the U.S. Patent and Trademark Office (the USPTO) issued U.S. Patent No. 10,716,793 (the “‘793 Patent”), entitled “Treprostinil Administration by Inhalation”, to United Therapeutics. On July 22, 2020, United Therapeutics filed an amended complaint in the Hatch-Waxman Litigation asserting infringement of the ‘793 Patent by the practice of LIQ861. The infringement allegations of the ‘793 Patent are separate from the 30-month regulatory stay on final approval of the NDA for LIQ861, which is only associated with the infringement allegations of the ‘901 Patent and the ‘066 Patent. We intend to make a certification with respect to the ‘793 Patent in connection with our recently resubmitted NDA for LIQ861. United Therapeutics’ motion to dismiss our invalidity defenses and counterclaims concerning the ‘793 Patent was denied by the U.S. District Court for the District of Delaware on November 3, 2020.

On July 30, 2020, Judge Andrews, presiding over the Hatch-Waxman Litigation, conducted a scheduling conference and set a claim construction hearing, which is currently scheduled for June 2021, and a date for the trial, which is currently scheduled to begin in March 2022.

On March 30, 2020, we filed two petitions for inter partes review with the Patent Trial and Appeal Board (PTAB) of the USPTO. One petition was for inter partes review of the ‘901 Patent, seeking a determination that the claims in the ‘901 Patent are invalid, and a second petition is for inter partes review of the ‘066 Patent, seeking a determination that the claims in the ‘066 Patent are invalid. Both the ‘901 Patent and ‘066 Patent are owned by United Therapeutics and are related to U.S. Patent No. 8,497,393 which was granted to United Therapeutics and subsequently invalidated by the USPTO in an inter partes review instituted in 2016 by SteadyMed Ltd. On October 13, 2020, the PTAB instituted an inter partes review of the ‘901 Patent and concurrently denied institution on the ‘066 Patent, stating that the ‘066 petition has not established a reasonable likelihood that it would prevail in showing that at least one of the challenged claims is unpatentable. On March 1, 2021, PTAB denied a request from United Therapeutics for a rehearing regarding PTAB’s decision to institute an inter partes review of the ‘901 patent. A final written decision determining the validity of the challenged claims of the ‘901 Patent is expected within 12 months from institution.

On January 7, 2021, we filed a petition with the PTAB for inter partes review of the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. A determination by the PTAB whether to institute the petition is expected in the third quarter of 2021, and a final written decision determining the validity of the challenged claims of the ‘793 Patent, if the petition is instituted by the PTAB, is expected within 12 months from institution.

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

Any new drug product that competes with a prior approved drug product must demonstrate advantages in safety, efficacy, tolerability or convenience in order to overcome price competition and to be commercially successful. Our products, if and when approved, are expected to face competition from drug products that are already on the market, as well as those in our competitors’ development pipelines. We expect that our lead program, LIQ861, an inhaled treprostinil therapy for the treatment of PAH, will face competition from the following inhaled treprostinil therapies that are either currently marketed or in clinical development:

◾
●	Tyvaso, marketed by United Therapeutics, has been approved for the treatment of PAH in the United States since 2009. Tyvaso is the reference listed drug in our NDA for LIQ861. Following patent litigation, United Therapeutics and Watson Pharmaceuticals reached a settlement whereby Watson Pharmaceuticals will be permitted to enter the market with a generic version of Tyvaso beginning on January 1, 2026. In April 2021, United Therapeutics announced that Tyvaso was approved by FDA to include WHO group III PH-ILD patients.
●	Ventavis®, marketed by Actelion, a division of Johnson & Johnson, has been approved for the treatment of PAH in the United States since 2004.
●	Tyvaso DPI, licensed from MannKind as TreT by United Therapeutics, is currently in development in the United States for the treatment of PAH. Under the license agreement with MannKind, United Therapeutics is responsible for global development, regulatory and commercial activities. MannKind will manufacture clinical supplies and initial commercial supplies of the product while long-term commercial supplies will be manufactured by United Therapeutics. United Therapeutics announced that had submitted an NDA in April 2021 to support FDA approval of Tyvaso DPI for the treatment of pulmonary arterial hypertension and pulmonary hypertension associated with interstitial lung disease. United Therapeutics also announced that it had applied a priority review voucher to the NDA that could provide for an FDA decision by December 2021. The NDA includes results from clinical studies evaluating safety and pharmacokinetics of switching PAH patients from Tyvaso to Tyvaso DPI and data comparing the pharmacokinetics of Tyvaso DPI to Tyvaso in healthy volunteers. United Therapeutics further reported that these are the only clinical studies necessary to support FDA approval and that the indicated population for Tyvaso DPI will mirror that of Tyvaso, which United Therapeutics announced in April 2021 was approved by FDA to include WHO group III PH-ILD patients. If Tyvaso DPI is approved by FDA before LIQ861 is approved, then there is a possibility that the FDA could grant three years of market exclusivity to Tyvaso DPI as an inhaled dry-powder formulation of treprostinil that could delay the final approval of LIQ861 until said exclusivity expires.
●	Treprostinil Palmitil Inhalation Powder (TPIP), is a dry-powder formulation of a treprostinil prodrug being developed by Insmed. Insmed announced the completion of an initial Phase 1 study in February 2021 which demonstrated that TPIP was generally safe and well tolerated, with a pharmacokinetic profile that supports once-daily dosing. Insmed intends to initiate Phase 2 trials studying patients diagnosed with PAH, PH-ILD and IPF. If the TPIP clinical program is successful in demonstrating less frequent dosing with similar efficacy and safety to LIQ861 and Tyvaso DPI, TPIP has the potential to be viewed as a more attractive option and taking market share rapidly.

In addition to these other inhaled treprostinil therapies, we expect that LIQ861 will also face competition from other treprostinil-based drugs, including Orenitram, which is administered orally, and Remodulin, which is administered parenterally, both of which are marketed by United Therapeutics. Branded pharmaceutical companies such as United Therapeutics continue to defend their products vigorously through, among other actions, life cycle management, marketing agreements with third-party payors, pharmacy benefits managers and generic manufacturers. These actions add increased competition in the generic pharmaceutical industry, including competition for Injected Treprostinil.

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

Generic drug prices may, and often do, decline, sometimes dramatically, especially as additional generic pharmaceutical companies (including low-cost generic producers outside of the United States) receive approvals and enter the market for a given product. The goals established under the Generic Drug User Fee Act, and increased funding of the FDA’s Office of Generic Drugs, have led to more and faster generic approvals, and consequently increased competition for generic products. The FDA has stated that it has established new steps to enhance competition, promote access and lower drug prices and is approving record-breaking numbers of generic applications. The FDA’s changes may benefit our competitors. Our ability to sell Injected Treprostinil and earn revenue is affected by the number of companies selling competitive products, including new market entrants, and the timing of their approvals.

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

We are also aware of several other agents in clinical development that are exploring mechanisms of action which, if approved, could impact the standard of care for treating PAH in the United States, including programs from Acceleron Pharma, Inc., Gossamer Bio, Inc, PhaseBio Pharmaceuticals, Inc. and Sumitovant Biopharma Ltd, among others.

There are a number of competitors seeking marketing approval and/or regulatory exclusivity with respect to products that are or would be competitive to our product candidate.  Thus, we face the risk that one of our competitors will be granted marketing approval and/or regulatory exclusivity before we are able to obtain FDA approval for our product candidate.  In that case, as stated above, there is the possibility that such a competitor would be able to prevent us from obtaining approval of and marketing our product candidate until the expiration of the competitor’s term of FDA regulatory exclusivity, which could be a term of three years for so-called New Clinical Study exclusivity, or could conceivably be for longer periods of time if the competitor is successful in being granted other forms of FDA regulatory exclusivity which might include, for example, Orphan Disease Designation exclusivity (seven years), New Chemical Entity exclusivity (five years), or Pediatric exclusivity (six months beyond other existing exclusivities or patent terms).

The ability of competitors to utilize other regulatory incentive programs could also expedite their FDA review and approval timeline, which could result in their products reaching the market before our product candidate, and which could create further potential implications on exclusivity as noted above.  For example, when a Priority Review Voucher (PRV) is redeemed in connection with an NDA, the FDA’s goal review period would generally be expedited to six months, although this timeframe is not guaranteed.

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

In order to market and sell any of our drug products, if and when approved, we will be required to build our marketing and sales capabilities with respect to such products. With the acquisition of Liquidia PAH, we acquired a sales force to market generic treprostinil in accordance with the Promotion Agreement. We cannot assure you that we will be successful in doing so or be able to do so in a cost-effective manner. In addition, we may enter into collaboration arrangements with third parties to market our drug products. We may face significant competition for collaborators. In addition, collaboration arrangements may be time-consuming to negotiate and document. We cannot assure you that we will be able to negotiate collaborations for the marketing and sales of our drug products on acceptable terms, or at all. Even if we do enter into such collaborations, we cannot assure you that our collaborators will be successful in commercializing our products. If we or our collaborators are unable to successfully commercialize our drug products, whether in the United States or elsewhere, our business and results of operations may be materially and adversely affected.

As we seek to establish a commercial operation with respect to LIQ861 in anticipation of potential approval from the FDA, we also continue to evaluate additional drug candidates. There can be no assurance that we will be able to successfully manage the balance of our research and development operations with our commercial activities. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by companies balancing development of product candidates, which can include problems such as unanticipated issues relating to clinical trials and receipt of approvals from the FDA and foreign regulatory bodies, with commercialization efforts, which include problems relating to managing manufacturing and supply, reimbursement, marketing problems, and other additional costs.

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

Our business is exposed to the risk of product liability and other liability risks that are inherent in the development, manufacture, clinical testing and marketing of pharmaceutical products. These risks exist even if a product is approved for commercial sale by the FDA or comparable regulatory authorities in other countries and manufactured in licensed facilities. Our current product candidate, LIQ861, and Treprostinil Injection are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products could result in injury to a patient or even death.

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

Risks Related to the Development and Regulatory Approval of our Product Candidates

We are primarily dependent on the success of our product candidate, LIQ861, for which we recently resubmitted an NDA with the FDA in response to a CRL received from the FDA in November 2020, and this product candidate may fail to receive marketing approval (in a timely manner or at all) or may not be commercialized successfully.

We do not have any products approved for marketing in any jurisdiction and we have never generated any revenue from sales of our own products. Our ability to generate revenue from sales of our own products and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product candidates. We expect that a substantial portion of our efforts and expenditure over the next few years will be devoted to our product candidate, LIQ861, a proprietary inhaled dry powder formulation of treprostinil for the treatment of pulmonary arterial hypertension (PAH). We do not anticipate generating revenue from sales of LIQ861 until 2022 at the earliest, if ever.

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

We submitted an NDA for LIQ861 to the FDA in January 2020. In April 2020, the FDA accepted the NDA for review and provided a Prescription Drug User Fee Act (PDUFA) goal date of November 24, 2020. On November 25, 2020 we announced that the FDA issued a CRL for our NDA for LIQ861. On May 7, 2021, we resubmitted the NDA for LIQ861 to the FDA. The FDA also reconfirmed the need to conduct on-site PAIs of two U.S. manufacturing facilities before our NDA can be approved. The FDA noted it had been unable to conduct these inspections during the initial review cycle due to COVID-19 related travel restrictions. The CRL did not cite the need to conduct further clinical studies, nor did the FDA indicate that additional studies related to toxicology or clinical pharmacology would be necessary. We believe that we have addressed the items raised in the CRL in the resubmitted NDA.

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

If we successfully complete the clinical development of LIQ861, we cannot assure you that they will receive marketing approval. The FDA or comparable regulatory authorities in other countries may delay, limit or deny approval of our product candidate for various reasons. For example, such authorities may disagree with the design, scope or implementation of our clinical trials, or with our interpretation of data from our preclinical studies or clinical trials. Further, there are numerous FDA personnel assigned to review different aspects of an NDA, and uncertainties can be presented by their ability to exercise judgment and discretion during the review process. During the course of review, the FDA may request or require additional preclinical, clinical, chemistry, manufacturing, and control (CMC) or other data and information, and the development and information may be time-consuming and expensive. Status as a combination product, as is the case for LIQ861, may complicate or delay the FDA review process. Product candidates that the FDA deems to be combination products, such as LIQ861, or that otherwise rely on innovative drug delivery systems, may face additional challenges, risks and delays in the product development and regulatory approval process. For example, the CRL for LIQ861 identified the need for additional information and clarification on CMC data pertaining to the drug product and device biocompatibility. Additionally, the FDA could delay approval of LIQ861 even if approvable after completing its review. For example, if a competing product comprised of an inhaled dry-powder formulation of treprostinil is approved by FDA before LIQ861 is approved, then there is a possibility that the FDA could grant three years of market exclusivity to the competitor that could delay the final approval of LIQ861 until said exclusivity expires. Moreover, the applicable requirements for approval may differ from country to country.

If we successfully obtain marketing approval for LIQ861, we cannot assure you that it will be commercialized in a timely manner or successfully, or at all. For example, LIQ861 may not achieve a sufficient level of market acceptance, or we may not be able to effectively build our marketing and sales capabilities or scale our manufacturing operations to meet commercial demand. The successful commercialization of LIQ861 will also, in part, depend on factors that are beyond our control. Therefore, we may not generate significant revenue from the sale of such product, even if approved. Any delay or setback we face in the commercialization of LIQ861 may have a material and adverse effect on our business and prospects, which will adversely affect your investment in our company.

Our preclinical studies and clinical trials may not be successful and delays in such preclinical studies or clinical trials may cause our costs to increase and significantly impair our ability to commercialize our product candidates. Results of previous clinical trials or interim results of ongoing clinical trials may not be predictive of future results.

Before we are able to commercialize our drug products, we are required to undertake extensive preclinical studies and clinical trials to demonstrate that our drug products are safe and effective for their intended uses. However, we cannot assure you that our drug products will, in preclinical studies and clinical trials, demonstrate safety and efficacy as necessary to obtain marketing approval. Due to the nature of drug product development, many product candidates, especially those in early stages of development, may be terminated during development. Although we believe we have completed clinical development for LIQ861, we have not yet obtained approval for or commercialized any of our own product candidates and as a result do not have a track record of successfully bringing our own product candidates to market. Furthermore, LIQ861 has, to date, been tested only in relatively small study populations and, accordingly, the results from our earlier clinical trials may be less reliable than results achieved in larger clinical trials, if required. Additionally, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary and interim results of a clinical trial do not necessarily predict final results.

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

Clinical trials and data analysis can be expensive, time-consuming and difficult to design and implement. If we are unsuccessful in obtaining regulatory approval for LIQ861, or any required clinical studies of LIQ861 do not provide positive results, we may be required to delay or abandon development of such product, which would have a material adverse impact on our business.

Continuing product development requires additional and extensive clinical testing. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We cannot provide any assurance or certainty regarding when we might receive regulatory approval for LIQ861. Furthermore, failure can occur at any stage of the process, and we could encounter problems that cause us to abandon an NDA filed with the FDA or repeat clinical trials. The commencement and completion of clinical trials for any current or future development product candidate may be delayed by several factors, including:

●	unforeseen safety issues;
●	determination of dosing issues;
●	lack of effectiveness during clinical trials;
●	slower than expected rates of patient recruitment;
●	inability to monitor patients adequately during or after treatment; and
●	inability or unwillingness of medical investigators to follow our clinical protocols or amendments to our protocols.

In addition, the FDA or an independent institutional review board (IRB) may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submissions or the conduct of these trials. Therefore, we cannot provide any assurance or predict with certainty the schedule for future clinical trials. Although clinical data is an essential part of NDA filings, NDAs must also contain a range of additional data including CMC data to meet FDA standards for approval. In the event we do not ultimately receive regulatory approval for LIQ861, we may be required to terminate development of our only product candidate.

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

Pursuing marketing approval for a pharmaceutical product candidate (for example, through the NDA process) is an extensive, lengthy, expensive and inherently uncertain process. We cannot assure you that any of our product candidates will receive marketing approval. Regulatory authorities may delay, limit or deny approval of our product candidates for many reasons, including, but not limited to, the following:

●	the FDA or comparable regulatory authorities may, for a variety of reasons, take the view that the data collected from our preclinical and clinical trials and human factors testing, or data that we otherwise submit or reference to support an application, are not sufficient to support approval of a product candidate;

●	the FDA or comparable regulatory authorities in other countries may ultimately conclude that our manufacturing processes or facilities or those of our third-party manufacturers do not sufficiently demonstrate compliance with cGMP to support approval of a product candidate, or that the drug CMC data or device biocompatibility data for our product candidates otherwise do not support approval;

●	we may be unable to demonstrate to the satisfaction of the FDA or comparable regulatory authorities in other countries that our product candidate is safe and effective for its proposed indication, or that its clinical and other benefits outweigh its safety risks;

●	the approval policies of the FDA or comparable regulatory authorities in other countries may change in a manner that renders our data insufficient for approval.

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

We are pursuing the FDA 505(b)(2) pathway for our current product candidate. If we are unable to rely on the 505(b)(2) regulatory pathway to apply for marketing approval of our product candidates in the United States, seeking approval of these product candidates through the 505(b)(1) NDA pathway would require full reports of investigations of safety and effectiveness, and the process of obtaining marketing approval for our product candidates would likely be significantly longer and more costly.

We are currently focused on developing drug products that can be approved under abbreviated regulatory pathways in the United States, such as the 505(b)(2) regulatory pathway, which permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us for a particular product candidate, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for a product candidate by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. We plan to pursue this pathway for our current product candidate, LIQ861, and have submitted a 505(b)(2) NDA. Even if the FDA allows us to rely on the 505(b)(2) regulatory pathway, we cannot assure you that such marketing approval will be obtained in a timely manner, or at all.

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

In addition, we may face Hatch-Waxman litigation in relation to our NDAs submitted under the 505(b)(2) regulatory pathway, which may further delay or prevent the approval of our product candidates. The pharmaceutical industry is highly competitive, and 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a 505(b)(2) NDA. If the previously approved drugs referenced in an applicant’s 505(b)(2) NDA are protected by patent(s) listed in the Orange Book, the 505(b)(2) applicant is required to make a claim after filing its NDA that each such patent is invalid, unenforceable or will not be infringed. The patent holder may thereafter bring suit for patent infringement, which will trigger a mandatory 30-month delay (or the shorter of dismissal of the lawsuit or expiration of the patent(s)) in approval of the 505(b)(2) NDA application. For example, the LIQ861 NDA was filed under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. Under the Hatch-Waxman Act, as a result of the Hatch-Waxman Litigation commenced by United Therapeutics on June 4, 2020, the FDA is automatically precluded from approving the LIQ861 NDA for up to 30 months, absent an earlier judgment unfavorable to United Therapeutics by the court. It is not uncommon for a manufacturer of an approved product, such as United Therapeutics, to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition.

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

For example, we currently rely on a sole supplier for treprostinil, the active pharmaceutical ingredient of LIQ861, which sources treprostinil from a manufacturer in South Korea, with whom we have a long-term supply agreement. If our supplier is unable to supply treprostinil to us in the quantities we require, or at all, or otherwise default on its supply obligations to us, or if it ceases its relationship with us, we may not be able to obtain alternative supplies of treprostinil from other suppliers on acceptable terms, in a timely manner, or at all. We also rely on a sole supplier for encapsulation and packaging services, with whom we have a long-term contract. Furthermore, LIQ861 is administered using the RS00 Model 8 DPI, which is manufactured by Plastiape, which is located in Italy. We purchase our RS00 Model 8 DPI supply pursuant to purchase orders and do not have a long-term contract with

Plastiape. In the event of any prolonged disruption to our supply of treprostinil, the encapsulation and packaging services, or the manufacture and supply of RS00 Model 8 DPI or, our ability to develop and commercialize, and the timeline for commercialization of, LIQ861 may be adversely affected.

Additionally, in December 2019, a novel strain of COVID-19 (coronavirus) was reported to have surfaced in Wuhan, China and continues to be a global pandemic as of the date of this Quarterly Report on Form 10-Q. The full impact of the coronavirus is unknown and continues to rapidly evolve. Both South Korea, the country from which our supplier sources treprostinil, and Italy, the country in which Plastiape is headquartered, have had significant outbreaks of this disease, which, in the case of Italy, led to a lockdown of the entire country. The extent to which the coronavirus impacts our ability to procure sufficient supplies for the development and commercialization of our products and product candidates, or the ability for the FDA to conduct required pre-approval inspections to obtain sufficient assurance or verification of compliance with good manufacturing practice required by FDA regulations will depend on the severity, location and duration of the spread of the coronavirus, and the actions undertaken to contain the coronavirus or treat its effects. As announced on November 25, 2020, in the CRL for LIQ861 the FDA noted it had been unable to conduct required inspections during the initial review cycle for the LIQ861 NDA due to COVID-related travel restrictions. We cannot predict when COVID-related travel restrictions will change or be lifted.

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

In particular, under the Hatch-Waxman Act, the owner of patents listed on the Orange Book and referenced by an NDA applicant may bring patent infringement suit against the NDA applicant after receipt of the NDA applicant’s notice of paragraph IV certification. On June 4, 2020, United Therapeutics asserted a patent challenge directed to the Orange Book listed patents for Tyvaso by filing a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:20-cv-00755-UNA), thereby triggering an automatic 30-month regulatory stay on final approval of the NDA for LIQ861. As a result of United Therapeutics’ patent challenge, the FDA is prohibited from approving the NDA for LIQ861 until the earliest to occur of the expiration of the 30-month stay, which is currently in October 2022, expiration of the Orange Book listed patents, settlement of the lawsuit or a decision in the infringement suit that is favorable to us as the NDA applicant. Accordingly, we may be subject to significant delay and incur substantial costs in litigation before we are able to commercialize LIQ861, if at all.

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

We believe that the protection of our trademark, trade name and service mark rights, such as Liquidia, the Liquidia logo and PRINT, is an important factor in product recognition, protecting our brand, maintaining goodwill and maintaining or increasing market share. We may expend substantial cost and effort in an attempt to register new trademarks, trade names and service marks and maintain and enforce our trademark, trade name and service mark rights. If we do not adequately protect our rights in our trademarks, trade names and service marks from infringement, any goodwill that we have developed in those trademarks could be lost or impaired.

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

Our future success depends on the successful development of our novel PRINT technology and products based on it, including LIQ861. To our knowledge, no regulatory authority has granted approval to market or commercialize drugs made using our PRINT technology. Further, manufacturing facilities and processes utilizing our PRINT technology have not been the subject of FDA manufacturing inspections. We may never receive approval to market and commercialize any product candidate that uses our PRINT technology.

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

On April 13, 2021, the Company sold 8,626,037 shares of the Company’s common stock in a private placement.

The purchasers of such shares of common stock have agreed not to offer, sell, transfer or otherwise dispose of any such shares during the 6-month period following the closing. After the expiration of such 6-month period, such shares will not have a lock-up restriction and may be freely sold in the public market which could cause our stock price to decline.

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

As of April 15, 2021, 51,972,961 shares of our common stock were outstanding, of which 38,760,298 shares of common stock, or 74.6% of our outstanding shares as of April 15, 2021, are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act (“Rule 144”). The resale of the remaining 13,212,663 shares held by our stockholders as of April 15, 2021 is currently prohibited or otherwise restricted as a result of securities law provisions. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

As of April 15, 2021, the holders of 10,513,974 shares, or 20.2%, of our outstanding shares as of April 15, 2021, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including the employee stock purchase plan. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance or resale (as applicable), subject to lock-up agreements, if any.

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

The trading prices of the securities of pharmaceutical and biotechnology companies have been highly volatile. As such, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our common stock may be influenced by many factors, including:

●	results of any clinical trials of LIQ861 or any product candidate we may develop, or those of our competitors;

●	the success of Sandoz’s generic version of Remodulin to which we have commercial rights to pursuant to the Promotion Agreement;
●	the success of Chengdu’s launch of the RG Cartridge and the market acceptance of the RG Cartridge for the subcutaneous administration of Treprostinil Injection;
●	our cash resources;
●	the success of competitive products or technologies;
●	potential approvals of any product candidate we may develop for marketing by the FDA or equivalent foreign regulatory authorities or any failure to obtain such approvals;
●	our involvement in significant lawsuits, including stockholder or patent litigation, including inter partes review proceedings and Hatch-Waxman litigation with originator companies or others which may hold patents, including United Therapeutics;
●	regulatory or legal developments in the United States and other countries;
●	the results of our efforts to commercialize any product candidate we may develop;
●	developments or disputes concerning patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 29.5% of our capital stock as of April 15, 2021. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of the Board, and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the trading price of our shares. The results of our assessment of the effectiveness of internal control over financial reporting (ICFR) indicate that we had multiple material weaknesses which have not been fully remedied as of March 31, 2021.

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

As required by the Sarbanes Oxley Act of 2002 and commencing with the fiscal year ended December 31, 2019, we were required to furnish a report by management on, among other things, the effectiveness of our ICFR. In connection with the assessment of the effectiveness of our ICFR, our management identified material weaknesses that existed as of December 31, 2019 and December 31, 2020 which have not been fully remedied as of March 31, 2021. See Item 4. Controls and Procedures for additional information.

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

The global pandemic of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Quarterly Report on Form 10-Q, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. For example, during the course of the pandemic the FDA has at points delayed both domestic and foreign facility inspections. The agency announced in July 2020 that domestic facility inspections will be conducted but prioritized through a risk-based approach, while foreign facility inspections remain delayed unless the FDA determines they can be conducted based on an assessment of whether it is “mission-critical.” More recently, in April 2021, the FDA announced that it may request to conduct “remote interactive evaluation,” which in a variety of circumstances is inclusive of Pre-Approval Inspections (PAIs), where it is determined to be appropriate in accordance with the mission needs and any travel limitations. We expect the impact of COVID-19 on the FDA’s operations will continue to evolve. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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

The laws that may affect our ability to operate include, but are not limited to, the following examples:

●	The federal Anti-Kickback Statute (AKS)prohibits, among other things, persons and entities including pharmaceutical manufacturers from, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for or the purchase, lease, or order of, or the arranging for an item or service for which payment may be made, in whole or in part, under federal healthcare programs such as the Medicare and Medicaid programs.

●	The federal civil and criminal false claims laws and civil monetary penalty laws impose a range of prohibitions and compliance considerations. For example, the False Claims Act (FCA) prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, claims for payment to, or approval by, the federal government that are false, fictitious or fraudulent or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Claims resulting from a violation of the federal AKS constitute a false or fraudulent claim for purposes of the federal False Claims Act. Promotion that is deemed to be “off label” can be the basis of FCA exposure.

●	Federal law includes provisions (established under the Health Insurance Portability and Accountability Act of 1996) addressing healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Violations of these statutes is a felony and may result in fines, imprisonment or exclusion from governmental programs.

●	Privacy and data security laws may apply to our business. Under the Federal Trade Commission Act (the FTCA) Section 5(a), the FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. States may also impose requirements, for example the California Consumer Privacy Act (CCPA) went into effect in January 2020 creating data privacy obligations for covered companies and providing privacy rights to California residents, including the right to opt out of certain disclosures of their information.

●	The federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under government healthcare programs to annually report to the Centers for Medicare and Medicaid Services (CMS) information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Payments and transfers of value made to certain other providers such as nurse practitioners and physician assistants beginning in 2021 will need to be reported under the Sunshine Act in 2022.

●	For both investigational and commercialized products, interactions with or communications directed to healthcare professionals (HCPs), patients or patient- or disease-advocates or advocacy groups, and payors, are subject to heightened scrutiny by the FDA. Relative to nonpromotional communications, for example, there are specific and limited FDA accommodations for nonpromotional, truthful and non-misleading sharing of information regarding products in development and off-label uses including dissemination of peer-reviewed reprints, support of independent continuing medical education (CME), and healthcare economic discussions with payors. In a competitive environment, a company’s communications about products in development may also be subject to heightened scrutiny.

●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to items or services reimbursed by any third-party payor, including commercial insurers, and in some cases may apply regardless of payor (i.e., even for self-pay scenarios). Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report pricing and marketing information, including, among other things, information related to payments to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives. Many of these state laws differ from each other in significant ways and may not have the same effect, and may apply more broadly or be stricter than their federal counterparts, thus complicating compliance efforts; and

●	Price reporting laws require the calculation and reporting of complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursements or discounts on our drug products. Participation in such programs and compliance with their requirements may subject us to increased infrastructure costs and potentially limit our ability to price our drug products.

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

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document
10.1*

Common Stock Purchase Agreement, dated as of April 12, 2021, by and among Liquidia Corporation and the Purchasers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2021).

10.2*

Registration Rights Agreement, dated as of April 12, 2021, by and among Liquidia Corporation and the Purchasers (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2021).

10.3*

Standstill Agreement, dated as of April 13, 2021, by and among Liquidia Corporation and Caligan Partners LP (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2021).

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act.
101*

The following materials from Liquidia Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2019, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2021 and 2010, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited) for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2021 and 2020 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 13, 2021

LIQUIDIA CORPORATION
By:	/s/ Damian deGoa
Damian deGoa
Chief Executive Officer

DATE: May 13, 2021

LIQUIDIA CORPORATION
By:	/s/ Michael Kaseta
Michael Kaseta
Chief Financial Officer