Form 10-Q
period 2021-06-30
Liquidia Corp
filed 2021-08-10
CIK 1819576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended June 30, 2021

or

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

As of August 4, 2021, there were 51,975,052 shares of the registrant’s common stock outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	those identified and disclosed in our public filings with the U.S. Securities and Exchange Commission (“SEC”) including, but not limited to (i) the timing of and our ability to obtain and maintain regulatory approvals for our product candidates, including the NDA for LIQ861 that was resubmitted to the U.S. Food and Drug Administration (“FDA”) in May 2021 following our receipt of a Complete Response Letter in November 2020 from the FDA and the potential for, and timing regarding, eventual FDA approval of and our ability to commercially launch, LIQ861, including the potential impact of regulatory review, approval, and exclusivity developments which may occur for competitors; (ii) the timeline or outcome related to our current patent litigation with United Therapeutics pending in the U.S. District Court for the District of Delaware or the inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office; (iii) our ability to predict, foresee, and effectively address or mitigate future developments resulting from the COVID-19 pandemic or other global shutdowns, which could include a negative impact on the availability of key personnel, the temporary closure of our facility or the facilities of our business partners, suppliers, third-party service providers or other vendors, or delays in payments or purchasing decisions, or the interruption of domestic and global supply chains, liquidity and capital or financial markets; and (iv) our ability to continue operations as a going concern without obtaining additional funding;
●	our expectations regarding the size of the patient populations for, market acceptance and opportunity for those drug products and medical devices that we commercialize in collaboration with third parties, including Sandoz Inc.’s first-to-file fully substitutable generic treprostinil injection and the RG 3ml Medication Cartridge that we developed in collaboration with Chengdu Shifeng Medical Technologies LTD.;
●	successfully integrating our and Liquidia PAH, LLC’s (formerly known as RareGen, LLC) businesses, and avoiding problems which may result in our company not operating as effectively and efficiently as expected;
●	the possibility that the expected benefits of the recently completed merger transaction with RareGen, LLC (the “Merger Transaction”), will not be realized within the expected timeframe or at all, including without limitation, anticipated revenue, expenses, earnings and other financial results, and growth and expansion of our operations, and the anticipated tax treatment;
●	our ability to retain, attract and hire key personnel;
●	prevailing economic, market and business conditions;
●	the cost and availability of capital and any restrictions imposed by lenders or creditors;
●	changes in the industry in which we operate;
●	the failure to renew, or the revocation of, any license or other required permits;
●	unexpected charges or unexpected liabilities arising from a change in accounting policies, including any such changes by third parties with whom we collaborate and from whom we receive a portion of their net profits, or the effects of acquisition accounting varying from our expectations;
●	the risk that the credit ratings of our company or our subsidiaries may be different from what the companies expect, which may increase borrowing costs and/or make it more difficult for us to pay or refinance our debts and require us to borrow or divert cash flow from operations in order to service debt payments;
●	fluctuations in interest rates;
●	the effects on the businesses of the companies resulting from uncertainty surrounding the Merger Transaction, including with respect to customers, suppliers, licensees, collaborators, business partners, employees, other third parties or the diversion of management’s time and attention, that could affect our financial performance;

●	adverse outcomes of pending or threatened litigation or governmental investigations, if any, unrelated to the Merger Transaction;
●	the effects on the companies of future regulatory or legislative actions, including changes in healthcare, environmental and other laws and regulations to which we are subject;
●	conduct of and changing circumstances related to third-party relationships on which we rely, including the level of credit worthiness of counterparties;
●	the volatility and unpredictability of the stock market and credit market conditions;
●	conditions beyond our control, such as disaster, global pandemics such as COVID-19, or acts of war or terrorism;
●	variations between the stated assumptions on which forward-looking statements are based and our actual experience;
●	other legislative, regulatory, economic, business, and/or competitive factors;
●	our plans to develop and commercialize our product candidates;
●	our planned clinical trials for our product candidates;
●	the timing of the availability of data from our clinical trials;
●	the timing of our planned regulatory filings;
●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
●	the clinical utility of our product candidates and their potential advantages compared to other treatments;
●	our commercialization, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for the manufacture of our product candidates and the sufficiency of our current manufacturing facilities to produce development and commercial quantities of our product candidates;
●	our ability to establish and maintain collaborations;
●	our estimates regarding the market opportunities for our product candidates;
●	our intellectual property position and the duration of our patent rights;
●	our estimates regarding future expenses, capital requirements and needs for additional financing; and
●	our expected use of proceeds from prior public offerings and the period over which such proceeds, together with cash, will be sufficient to meet our operating needs.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Liquidia Corporation

Condensed Consolidated Balance Sheets (unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$67,889,494	$65,316,481
Accounts receivable, net	2,991,599	—
Prepaid expenses and other current assets	439,469	752,447
Total current assets	71,320,562	66,068,928
Property, plant and equipment, net	5,880,279	6,805,570
Operating lease right-of-use assets, net	2,539,168	2,649,328
Indemnification asset, related party	4,342,806	1,387,275
Contract acquisition costs, net	11,222,279	12,792,491
Intangible asset, net	4,854,982	5,534,843
Goodwill	3,903,282	3,903,282
Other assets	318,331	390,043
Total assets	$104,381,689	$99,531,760
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,546,574	$3,734,227
Accrued compensation	1,615,180	3,259,515
Other accrued expenses	1,762,458	1,386,880
Refund liability, net	—	1,768,864
Current portion of operating lease liabilities	718,223	664,670
Current portion of finance lease liabilities	330,503	923,218
Total current liabilities	6,972,938	11,737,374
Litigation finance payable	2,999,632	1,154,360
Long-term operating lease liabilities	4,631,977	5,006,301
Long-term finance lease liabilities	502,455	255,402
Long-term debt	10,253,830	10,292,485
Total liabilities	25,360,832	28,445,922
Commitments and contingencies
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized as of June 30, 2021 and December 31, 2020, 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock — $0.001 par value, 80,000,000 shares authorized as of June 30, 2021 and December 31, 2020, 51,975,049 and 43,336,277 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	51,975	43,336
Additional paid-in capital	369,705,740	346,044,721
Accumulated deficit	(290,736,858)	(275,002,219)
Total stockholders’ equity	79,020,857	71,085,838
Total liabilities and stockholders’ equity	$104,381,689	$99,531,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$3,376,086	$—	$6,459,717	$—
Costs and expenses:
Cost of revenue	713,736	—	1,407,471	—
Research and development	4,595,418	8,490,418	10,649,104	19,313,342
General and administrative	4,420,790	5,226,264	9,758,083	9,049,460
Total costs and expenses	9,729,944	13,716,682	21,814,658	28,362,802
Loss from operations	(6,353,858)	(13,716,682)	(15,354,941)	(28,362,802)
Other income (expense):
Interest income	4,880	11,631	25,646	121,220
Interest expense	(202,508)	(211,050)	(405,344)	(465,998)
Total other income (expense), net	(197,628)	(199,419)	(379,698)	(344,778)
Net loss and comprehensive loss	$(6,551,486)	$(13,916,101)	$(15,734,639)	$(28,707,580)
Net loss per common share, basic and diluted	$(0.13)	$(0.49)	$(0.33)	$(1.01)
Weighted average common shares outstanding, basic and diluted	50,847,126	28,479,016	47,165,696	28,453,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	43,336,277	$43,336	$346,044,721	$(275,002,219)	$71,085,838
Issuance of common stock upon exercise of stock options	281	—	494	—	494
Issuance of common stock upon vesting of restricted stock units	10,366	11	(11)	—	—
Issuance of warrant	—	—	261,000	—	261,000
Stock-based compensation	—	—	745,000	—	745,000
Net loss	—	—	—	(9,183,153)	(9,183,153)
Balance as of March 31, 2021	43,346,924	$43,347	$347,051,204	$(284,185,372)	$62,909,179
Issuance of common stock under vesting of restricted stock units	2,088	2	(2)	—	—
Sale of common stock, net	8,626,037	8,626	21,701,323	—	21,709,949
Stock-based compensation	—	—	953,215	—	953,215
Net loss				(6,551,486)	(6,551,486)
Balance as of June 30, 2021	51,975,049	$51,975	$369,705,740	$(290,736,858)	$79,020,857

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	28,231,267	$28,231	$250,158,766	$(215,239,450)	$34,947,547
Issuance of common stock upon exercise of stock options	2,035	2	(2)	—	—
Issuance of common stock upon vesting of restricted stock units	702	1	(1)	—	—
Issuance of common stock under employee stock purchase plan	3,269	3	11,488	—	11,491
Sale of common stock, net	131,425	131	725,267	—	725,398
Stock-based compensation	—	—	878,963	—	878,963
Net loss	—	—	—	(14,791,479)	(14,791,479)
Balance as of March 31, 2020	28,368,698	$28,368	$251,774,481	$(230,030,929)	$21,771,920
Issuance of common stock upon exercise of stock options	5,184	5	25,646	—	25,651
Issuance of common stock upon vesting of restricted stock units	703	1	(1)	—	—
Stock-based compensation	—	—	988,119	—	988,119
Net loss	—	—	—	(13,916,101)	(13,916,101)
Balance as of June 30, 2020	28,374,585	$28,374	$252,788,245	$(243,947,030)	$8,869,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2021		2020
Operating activities
Net loss		$(15,734,639)	$(28,707,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation		1,698,215	1,867,082
Depreciation and amortization		3,194,696	1,456,077
Non-cash lease expense		110,160	79,830
Loss on disposal of property and equipment		29,123	—
Non-cash interest expense		130,018	35,801
Changes in operating assets and liabilities:			—
Accounts receivable, net		(2,991,599)	—
Prepaid expenses and other current assets		312,978	(94,772)
Other non-current assets		71,710	—
Accounts payable		(4,143,185)	(749,202)
Accrued compensation		(1,644,335)	(1,023,554)
Other accrued expenses		410,578	(137,867)
Refund liability		(1,768,864)	—
Operating lease liabilities		(320,771)	(273,080)
Net cash used in operating activities		(20,645,915)	(27,547,265)
Investing activities
Purchases of property, plant and equipment		(87,240)	(590,619)
Net cash used in investing activities		(87,240)	(590,619)
Financing activities
Principal payments on finance leases		(306,876)	(585,596)
Principal payments on long-term debt		(10,352,940)	(2,823,529)
Proceeds from issuance of long-term debt with warrants, net		10,410,269	—
Receipts from litigation financing		1,845,272	—
Proceeds from sale of common stock, net of underwriting fees and commissions		21,709,949	725,398
Payments for offering costs		—	(1,425,467)
Proceeds from issuance of common stock under stock incentive plans		494	37,142
Net cash provided by (used in) financing activities		23,306,168	(4,072,052)
Net increase (decrease) in cash and cash equivalents		2,573,013	(32,209,936)
Cash and cash equivalents, beginning of period		65,316,481	55,796,378
Cash and cash equivalents, end of period		$67,889,494	$23,586,442
Supplemental disclosure of cash flow information
Cash paid for interest		$194,654	$444,210
Cash paid for operating lease liabilities		$600,848	$583,486
Reduction of lease liability and right-of-use asset from lease modification		$38,787	$—
Non-cash increase in indemnification asset through accounts payable		$2,955,531	$—
Changes in purchases of property, plant and equipment in accounts payable and accrued expenses		$—	$412,096
Deferred offering costs incurred but not paid	$		$65,000

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

LIQ861 is an inhaled dry powder formulation of treprostinil designed to improve the therapeutic profile of treprostinil by enhancing deep lung delivery and achieving higher dose levels than current inhaled therapies. The Company submitted the New Drug Application (“NDA”) for LIQ861 in January 2020. In November 2020, the Company received a Complete Response Letter (“CRL”) issued by the Food and Drug Administration (“FDA”) with respect to the NDA for LIQ861. In May 2021, the Company resubmitted the NDA for LIQ861 in response to the CRL. In June of 2021, the FDA accepted the Company’s resubmitted NDA for LIQ861 for review and established a PDUFA goal date of November 7, 2021. In July 2021, the Company received notices from the FDA that, due to restrictions on travel related to COVID-19, the FDA may be unable to conduct the pre-approval inspections for LIQ861 prior to the PDUFA goal date. Subsequent to that notice, the FDA scheduled the pre-approval inspection for the Company’s Morrisville, NC facility to be conducted in the third quarter of 2021.

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

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company has financed its growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, finance leases, bank borrowings, bank borrowings with warrants and the issuance of convertible notes and warrants. Since inception, the Company has incurred recurring losses, including net loss of $15.7 million for the the six months ended June 30, 2021 and the Company had an accumulated deficit of $290.7 million as of June 30, 2021. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of the June 30, 2021 condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these unaudited interim condensed consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business.

2. Basis of Presentation, Significant Accounting Policies and Fair Value Measurements

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020, which are included in the Company’s 2020 Annual Report on Form 10-K.

There have been no material changes to the Company’s significant accounting policies during the the six months ended June 30, 2021 compared with the significant accounting policies disclosed in Note 2 of the consolidated financial statements for the years ended December 31, 2020 and 2019, which are included in the Company’s 2020 Annual Report on Form 10-K.

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

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents as of June 30, 2021 were $67.9 million and included cash investments in money market funds of $62.2 million. Cash as of December 31, 2020 was $65.3 million and included no cash equivalents.

Accounts Receivable

Accounts receivable are stated at net realizable value including an allowance for doubtful accounts as of each balance sheet date, if applicable. As of June 30, 2021 and December 31, 2020, the Company has not recorded an allowance for doubtful accounts.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the condensed consolidated balance sheet. 93.1% of the Company’s cash and cash equivalents are held with Silicon Valley Bank (“SVB”).

For the three and six months ended June 30, 2021, one customer accounted for 98% and 99% of revenue, respectively. As of June 30, 2021 one customer accounted for 97% of the Company's accounts receivable.

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

Stock-Based Compensation

The Company estimates the grant date fair value of its stock-based awards and amortizes this fair value to compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award (see Note 7). The grant date fair value of stock options is determined using the Black-Scholes option-pricing model.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents.

Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, stock options, restricted stock units and the SVB Warrant (see Note 13) are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive as the Company is in a net loss position for all periods presented. Due to their anti-dilutive effect, the calculation of diluted net loss per share for the three and six months ended June 30, 2021 and 2020 does not include the following common stock equivalent shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock Options	5,036,581	2,680,133	4,923,565	2,399,868
Restricted Stock Units	320,016	144,736	314,669	97,942
SVB Warrant	100,000	—	68,508	—
Total	5,456,597	2,824,869	5,306,742	2,497,810

For the three and six months ended June 30, 2021 and 2020, certain common stock warrants are included in the calculation of basic and diluted net loss per share since their exercise price is de minimis.

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

In May 2021, the FASB issues ASU 2021-04, Issuer’s Accounting for certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This guidance clarifies and reduces diversity in the accounting for modifications or exchanges of freestanding equity-classified written call options (for example warrants) that remain equity classified after modification or exchange. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables present the placement in the fair value hierarchy of financial liabilities measured at fair value as of June 30, 2021 and December 31, 2020:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
June 30, 2021	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Money market mutual funds	$62,199,110	$—	$—	$62,199,110
Liabilities
Silicon Valley Bank term loan	$—	$10,243,737	$—	$10,253,830

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Value
Liabilities
Pacific Western Bank term loan	$—	$9,842,069	$—	$10,292,485

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

4. Contract Acquisition Costs, Intangible Asset, and Goodwill

Contract acquisition costs and Intangible asset consist of the total value assigned to the Promotion Agreement (see Note 3 for Purchase Price Allocation). The Company is amortizing the value of the contract acquisition costs and intangible asset on a pro-rata basis based on the estimated total revenue or net profits to be recognized over the period from the date of the Merger Transaction through May 2027 (see Note 2 for Revenue Recognition accounting policy). Amortization of contract acquisition costs is recorded as a reduction of revenue and amortization of the intangible asset is recorded as cost of revenue. During the three and six months ended June 30, 2021, the Company recorded total amortization of $812,157 and $1,570,213 from the contract acquisition costs as a reduction in revenue, respectively. Net contract acquisition costs totaled $11,222,279 and $12,792,491 as of June 30, 2021 and December 31, 2020. During the three and six months ended June 30, 2021, the Company recorded total amortization of $351,643 and $679,861 from the intangible asset as cost of revenue, respectively.

The Company acquired goodwill in the Merger Transaction of $3,903,282 which primarily represents the Liquidia PAH assembled workforce and the residual value of the purchase consideration and assumed liabilities that exceeded the assets acquired (see Note 2 for Goodwill accounting policy). None of the goodwill recognized is expected to be deductible for income tax purposes.

5. Indemnification Asset with Related Party and Litigation Finance Payable

On June 3, 2020, Liquidia PAH entered into a litigation financing arrangement (the “Financing Agreement”) with Henderson SPV, LLC (“Henderson”). Liquidia PAH, along with Sandoz (collectively the “Plaintiffs”), are pursuing litigation against United Therapeutics Corporation (“United Therapeutics”) and, prior to entering into a binding settlement term sheet with Smiths Medical ASC in November 2020, were pursuing litigation against Smiths Medical. Under the Financing Agreement, Henderson will fund Liquidia PAH’s legal and litigation expenses (referred to as “Deployments”) in exchange for a share of certain litigation or settlement proceeds. Deployments received from Henderson are recorded as a Litigation finance payable.

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

On November 17, 2020, Liquidia PAH entered into a Litigation Funding and Indemnification Agreement (“Indemnification Agreement”) with PBM. PBM is considered to be a related party as it is controlled by a major stockholder (which beneficially owns approximately 9.9% of Liquidia Corporation Common Stock as of July 15, 2021) who is also a member of the Company’s Board of Directors.

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

As of June 30, 2021 and December 31, 2020, the Indemnification Asset and Litigation Finance Payable were classified as long-term assets and liabilities, respectively as it is considered unlikely that the litigation would conclude prior to June 30, 2022.

6. Stockholders’ Equity Authorized Capital

As of June 30, 2021, the authorized capital of the Company consists of 90,000,000 shares of capital stock, $0.001 par value per share, of which 80,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

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

Issuance of Common Stock from the ATM Agreement Commencing in August 2019

In August 2019, the Company entered into a sales agreement (the “ATM Agreement”) with Jefferies LLC (“Jefferies”) to issue and sell shares of the Company’s common stock, having an aggregate offering price of up to $40.0 million, from time to time during the term of the ATM Agreement, through an “at-the-market” equity offering program at the Company’s sole discretion, under which Jefferies acted as the Company’s agent and/or principal. The Company paid Jefferies a commission equal to 3.0% of the gross proceeds of any common stock sold through Jefferies under the ATM Agreement. During the six months ended June 30, 2020, Liquidia Technologies sold 131,425 shares of common stock for net proceeds of $0.7 million after deducting the underwriting discounts and other offering expenses under the ATM Agreement. The ATM Agreement terminated upon the closing of the Merger Transaction.

Warrants

During the six months ended June 30, 2021 and 2020, no warrants to purchase shares of common stock were exercised.

As of June 30, 2021 outstanding warrants consisted of the following:

	Number of
	warrants	Exercise Price	Expiration Date
SVB Warrant	100,000	$3.05	February 26, 2031
Other warrants	106,274	$0.02	December 31, 2026

As of December 31, 2020 outstanding warrants consisted of the following:

	Number of
	warrants	Exercise Price	Expiration Date
Other warrants	106,274	$0.02	December 31, 2026

7. Stock-Based Compensation

The Company’s 2020 Long-Term Incentive Plan (the “2020 Plan”) was approved by stockholders in November 2020. In addition to stock options, the 2020 Plan provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards. The 2020 Plan provides for accelerated vesting under certain change of control transactions. A total of 1,700,000 shares of the Company’s common stock was initially authorized and reserved for issuance under the 2020 Plan. This reserve will automatically increase each subsequent anniversary of January 1 through 2030, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors (the “Evergreen Provision”). On January 1, 2021, the number of shares of common stock available for issuance under the 2020 Plan automatically increased by 1,733,432 shares to 2,955,432 shares from 1,222,000 pursuant to the Evergreen Provision. As of June 30, 2021, the Company had 1,534,229 shares available to issue under the 2020 Plan.

The 2020 Plan replaced the Company’s 2018 Long-Term Incentive Plan (the “2018 Plan”) and as a result the 2018 Plan was discontinued. The 2018 Plan had replaced the 2016 Equity Incentive Plan (the “2016 Plan”) and 2004 Stock Option Plan (the “2004 Plan”) as the Company’s primary long-term incentive program. The 2018, 2016 and 2004 Plans have been discontinued but the outstanding awards under the 2018, 2016 and 2004 Plans will continue to remain in effect in accordance with their terms. Shares that are returned under the 2018, 2016 and 2004 Plans upon cancellation, termination or otherwise of awards outstanding under the 2018, 2016 and 2004 Plans will not be available for grant under the 2020 Plan. As of June 30, 2021, the Company had reserved for issuance 921,541 shares of common stock under the 2018 Plan, 316,147 shares of common stock under the 2016 Plan and 202,367 shares of common stock under the 2004 Plan, representing the remaining outstanding options granted under the 2018, 2016 and 2004 Plans.

During December 2020, the Company issued a stock option grant to its new chief executive officer (the “CEO”) to purchase up to 2,000,000 shares of the Company’s common stock (the “CEO Option”) at the exercise price on the grant date of $3.00 per share. The CEO Option was issued outside of the 2020 Plan and is subject to the following vesting schedule: 25% of the CEO Option will become vested and exercisable on the first anniversary of December 14, 2020 and the balance will become vested and exercisable in equal monthly installments over the following thirty-six months, subject to the CEO’s continuous employment with the Company. However, the CEO Option is subject to the following accelerated vesting: (i) if the Company receives tentative approval by the FDA of the Company’s New Drug Application for LIQ861 prior to June 30, 2022, and the CEO is actively employed by the Company on such date, then 25% of the then-unvested portion of the CEO Option shall become vested and exercisable as of the date of the FDA’s approval; and (ii) if the Company achieves commercial availability of the subcutaneous Treprostinil product with cartridge supplies sufficient to support the market for one year by December 31, 2021, and the CEO is actively employed by the Company on such date, then 25% of the then-unvested portion of the CEO Option shall become vested and exercisable as of the date the Company can document by competent proof to the Board of the achievement of such milestone. In addition, the CEO Option will become 100% vested upon certain change of control transactions. As of June 30, 2021, these milestones had not been achieved.

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

The Company recorded the following stock-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
By Expense Category:	2021	2020	2021	2020
Research and development	$277,850	$286,177	$528,850	$561,319
General and administrative	675,365	701,942	1,169,365	1,305,763
Total stock-based compensation expense	$953,215	$988,119	$1,698,215	$1,867,082

	Three Months Ended		Six Months Ended
	June 30,		June 30,
By Type of Award:	2021	2020	2021	2020
Stock options	$946,455	$943,648	$1,708,455	$1,798,418
Restricted stock units	6,760	44,471	(10,240)	68,664
Total stock-based compensation expense	$953,215	$988,119	$1,698,215	$1,867,082

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted average basis, by type of award:

	As of June 30, 2021
		Weighted
		Average
		Remaining
		Recognition
	Unamortized	Period
	Expense	(Years)
Stock options	$9,017,000	3.2
Restricted stock units	$515,165	1.6

Stock Options

The following table summarizes the assumptions used for estimating the fair value of stock options granted under the Black-Scholes option-pricing model during:

	Six Months Ended
	June 30,
	2021	2020
Expected dividend yield	—	—
Risk-free interest rate	0.62% - 1.67%	0.40% - 1.60%
Expected volatility	92% - 96%	87% - 90%
Expected life (years)	5.8	6.4

As a result of using these assumptions in the Black-Scholes option-pricing model, the weighted average fair value for options granted during the six months ended June 30, 2021 and 2020 was $2.08 and $3.65 per share, respectively.

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

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2021:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2020	4,692,071	$5.51
Granted	1,282,650	2.78
Exercised	(623)	2.33
Cancelled	(969,219)	7.37
Outstanding as of June 30, 2021	5,004,879	$4.45	8.4	$220,580
Exercisable as of June 30, 2021	1,163,548	$7.62	4.8	$45,236
Vested and expected to vest as of June 30, 2021	4,971,659	$4.43	8.3	$220,580

The aggregate intrinsic value of stock options in the table above represents the difference between the $2.86 closing price of the Company’s common stock as of June 30, 2021 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

Restricted Stock Units

Restricted Stock Units (“RSUs”) represent the right to receive shares of common stock of the Company at the end of a specified time period or upon the achievement of a specific milestone. RSUs can only be settled in shares of the Company’s common stock. During the six months ended June 30, 2021, the Board of Directors approved grants of an aggregate of 334,015 performance-based RSUs to employees. These performance RSUs vest upon the tentative approval by the FDA of the Company’s New Drug Application for LIQ861. The achievement of this performance milestone was not deemed probable as of June 30, 2021. During March 2020, the Board of Directors approved grants of an aggregate of 138,464 non-performance-based RSUs to employees. RSUs represent the right to receive shares of common stock of the Company at the end of a specified time period. The RSUs vest over a four-year period similar to stock options granted to employees.

A summary of nonvested RSU awards outstanding as of June 30, 2021 and changes during the six months then ended is as follows:

		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	RSUs	(per RSU)
Nonvested as of December 31, 2020	88,131	$4.68
Granted	334,015	2.97
Vested	(12,454)	3.33
Forfeited	(110,739)	4.22
Nonvested as of June 30, 2021	298,953	$3.00

Employee Stock Purchase Plan

In November 2020, stockholders approved the Liquidia Corporation 2020 Employee Stock Purchase Plan (the “2020 ESPP”). As of June 30, 2021, a total of 300,000 shares of the Company’s common stock are reserved for issuance under the 2020 ESPP. Subject to any plan limitations, the 2020 ESPP allows eligible employees to contribute through payroll deductions up to $25,000 per year of their earnings for the purchase of the Company’s common stock at a discounted price per share. The initial six-month offering period is expected to commence on or about September 1, 2021 followed by successive six-month offering periods thereafter beginning March and September. Unless otherwise determined by the administrator, the Company’s common stock will be purchased for the accounts of employees participating in the 2020 ESPP at a price per share that is 85% of the fair market value of the Company’s common stock on the last trading day of the offering period.

8. License Agreements

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

9. Revenue From Contracts With Customers

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

The Company derived approximately 98% and 99% of its revenue from the Promotion Agreement during the three and six months ended June 30, 2021.

Refund Liability

In accordance with the Promotion Agreement, Liquidia PAH receives consideration from Sandoz in the form of a share of Net Profits for the promotional activities it performs. The share of Net Profits received is subject to adjustments from Sandoz for items such as distributor chargebacks, rebates, inventory returns, inventory write-offs and other adjustments (the “Net Profits Adjustment”). The Company expects to refund certain amounts to Sandoz through a reduction of the cash received from future Net Profits generated under the Promotion Agreement. The Company expects to generate sufficient Net Profits during 2021 to satisfy the refund liability. As of June 30, 2021, a $800,860 refund liability is offset against Accounts receivable from Sandoz related to net service revenues recognized during the six months ended

June 30, 2021. As of December 31, 2020 $927,136 of accounts receivable from Sandoz related to net service revenues recognized during the fourth quarter of 2020 was offset against the refund liability.

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2021	2020
Lab and build-to-suit equipment	$7,544,098	$7,499,645
Office equipment	28,410	31,205
Furniture and fixtures	257,774	257,774
Computer equipment	463,789	404,558
Leasehold improvements	11,506,332	11,524,738
Construction-in-progress	—	65,820
Total property, plant and equipment	19,800,403	19,783,740
Accumulated depreciation and amortization	(13,920,124)	(12,978,170)
Property, plant and equipment, net	$5,880,279	$6,805,570

The Company recorded depreciation and amortization expense of $421,487 and $944,622 for the three months ended June 30, 2021 and 2020, respectively, and $944,622 and $1,456,077 for the six months ended June 30, 2021 and 2020, respectively.

11. Income Taxes

The Company did not record a federal or state income tax expense or benefit during the three and six months ended June 30, 2021 and 2020 as a result of the establishment of a full valuation allowance being required against the Company’s net deferred tax assets.

12. Leases, Commitments and Contingencies

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

The Company’s lease cost is reflected in the accompanying condensed statements of operations and comprehensive loss as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2021	2020	2021	2020
Operating lease cost	General and administrative	$195,117	$195,117	$390,235	$390,235
Finance lease cost:
Amortization of lease assets	General and administrative	41,935	349,226	185,386	698,177
Interest on lease liabilities	Interest expense	14,046	34,577	19,018	73,480
Total Lease Cost		$251,098	$578,920	$594,639	$1,161,892

The weighted average remaining lease term and discount rates as of June 30, 2021 were as follows:

Weighted average remaining lease term (years):
Operating leases	5.3
Finance leases	2.8
Weighted average discount rate:
Operating leases	10.3%
Finance leases	6.6%

The discount rate for operating leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms.

The future minimum lease payment as of June 30, 2021 were as follows:

	Operating	Finance
Year ending December 31:	Leases	Leases	Total
2021 - six months remaining	$606,860	$195,114	$801,974
2022	1,243,934	342,315	1,586,249
2023	1,283,253	195,180	1,478,433
2024	1,316,540	114,612	1,431,152
2025	1,355,923	64,142	1,420,065
Thereafter	1,157,807	—	1,157,807
Total minimum lease payments	6,964,317	911,363	7,875,680
Less: Interest	(1,614,117)	(78,405)	(1,692,522)
Present value of lease liabilities	$5,350,200	$832,958	$6,183,158

Commitments

In connection with the Merger Transaction, we agreed to issue additional consideration of up to 2,708,333 additional shares of common stock to the former equity holders of RareGen (now Liquidia PAH) contingent on achievement of certain Liquidia PAH revenue targets during the year ending December 31, 2021. As of June 30, 2021 and December 31, 2020, the fair value of this contingent consideration was deemed to be immaterial.

In March 2012, the Company entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to the Company’s manufacturing capabilities during the term of the agreement. The Company agreed to pay future contingent royalties, totaling no more than $1,500,000, on net sales of certain products. As of June 30, 2021, none of the contingent royalties had been earned.

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

13. Long-Term Debt

Long-term debt consisted of the following as of June 30, 2021 and December 31, 2020:

		June 30,	December 31,
	Maturity Date	2021	2020
Pacific Western Bank term loan	October 25, 2022	$—	$10,292,485
Silicon Valley Bank term loan	September 1, 2024	10,253,830	—
Long-term debt		$10,253,830	$10,292,485

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

On February 26, 2021 (the “Effective Date”), the Company and its two wholly owned subsidiaries, Liquidia Technologies and Liquidia PAH, entered into a Loan and Security Agreement (the “Loan Agreement”) with SVB. The Loan Agreement established a term loan facility in the aggregate principal amount of up to $20.5 million (the “Term Loan Facility”). An initial $10.5 million (the “Term A Loan”) was funded on March 1, 2021 and was used to satisfy the Company’s existing obligations under the A&R LSA, consisting of approximately $9.4 million in outstanding principal and interest, and such obligations are considered fully repaid and terminated as of that date, with the excess proceeds funded to the Company. The Company accounted for the repayment of the A&R LSA in accordance with ASC 405, Extinguishments of Liabilities, which resulted in a loss on extinguishment during the six months ended June 30, 2021 of approximately $53,150, which is included in interest expense in the consolidated statement of operations and comprehensive loss.

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

Subject to certain exceptions, the Loan Agreement contains covenants prohibiting the Company from, among other things, and subject to certain limited exceptions: (a) conveying, selling, leasing, transferring or otherwise disposing of its properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in or reasonably related thereto by it or any of its subsidiaries; (d) engaging in mergers or acquisitions; (e) incurrence of additional indebtedness; (f) allowing any lien or encumbrance on any of its property; (g) paying any dividends; (h) repurchasing its equity; and (i) making payment on subordinated debt. In addition, the Loan Agreement requires Liquidia to maintain an unrestricted and unencumbered “Minimum Cash Balance” (as defined therein) equal to at least (i) $30.0 million during the period commencing on the Effective Date and including the date immediately prior to the funding date of the Term B Loan (the “Term B Loan Funding Date”) and (ii) during the period commencing on the Term B Loan Funding Date through and including the date immediately prior to the funding date of the Term C Loan (the “Term C Loan Funding Date”), $35.0 million. Moreover, in the event the Minimum Cash Balance is not achieved during any calendar quarter during the term of the Loan Agreement, the Loan Agreement requires Liquidia to maintain cumulative “Cash Burn” (as defined in the Loan Agreement) for the periods ending March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022 and June 30, 2022 and for each calendar quarter thereafter equal to $10.5 million, $17.0 million, $23.0 million, $28.5 million, $33.5 million and $38.0 million, respectively; provided, however, that the above amounts shall be increased by an amount equal to 75% of the aggregate net cash proceeds received by the Company from the sale of the Company’s equity securities on or after the Effective Date but on or prior to the last day of such calendar quarter; provided, further, that upon the Term C Loan Funding Date, the Cash Burn covenant shall no longer apply. The Company was in compliance with the loan covenants as of June 30, 2021.

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

The Company evaluated the features of the Loan Agreement and SVB Warrant in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The Company determined that the Loan Agreement and Warrant did not contain any features that would qualify as a derivative or embedded derivative. In addition, the Company determined that the SVB Warrant should be classified as equity. The value of the SVB Warrant is included in Additional Paid-in-Capital in the Company’s condensed consolidated balance sheet as of June 30, 2021.

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

Scheduled annual maturities of long-term debt as of June 30, 2021 are as follows:

Year ending December 31:
2021 – six months remaining	$—
2022	—
2023	5,250,000
2024	5,250,000
Thereafter	—
Total	10,500,000
Less: Unamortized discount, debt issuance costs and accretion	(246,170)
Long-term debt, noncurrent	$10,253,830

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

Since our inception, we have incurred significant operating losses. Our net loss was $15.7 million for the six months ended June 30, 2021 and $59.8 million and $47.6 million for the years ended December 31, 2020 and 2019, respectively. As of June 30, 2021, we had an accumulated deficit of $290.7 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.

Product Pipeline

We are currently developing one product candidate for which we hold worldwide commercial rights: LIQ861 to treat PAH.

LIQ861, is an inhaled dry powder formulation of treprostinil designed to improve the therapeutic profile of treprostinil by enhancing deep lung delivery and achieving higher dose levels than current inhaled therapies while using a convenient, east-to-use dry-powder inhaler (“DPI”). We submitted the New Drug Application (“NDA”) for LIQ861 in January 2020. In November 2020, the Company received a Complete Response Letter (“CRL”) issued by the Food and Drug Administration (“FDA”) with respect to the NDA for LIQ861. In May 2021, the Company resubmitted the NDA for LIQ861 in response to the CRL. In June of 2021, the FDA accepted the Company’s resubmitted NDA for LIQ861 for review and established a PDUFA goal date of November 7, 2021. In July 2021, the Company received notices from the FDA that, due to restrictions on travel related to COVID-19, the FDA may be unable to conduct the pre-approval inspections for LIQ861 prior to the PDUFA goal date. Subsequent to that notice, the FDA scheduled the pre-approval inspection for the Company’s Morrisville, NC facility to be conducted in the third quarter of 2021.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. In the near term we expect our research and development expenses to remain consistent with the three months ended June 30, 2021, however, levels of research and development spending are highly dependent upon the selection and progression of product candidates. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any of our product candidates.

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

Critical Accounting Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2020 Annual Report on Form 10-K. There have been no material changes during the six months ended June 30, 2021 to our critical accounting policies, significant judgments and estimates disclosed in our 2020 Annual Report on Form 10-K.

Results of Operations

Three and Six Months Ended June 30, 2021 compared with the Three and Six Months Ended June 30, 2020

The following table summarizes the results of our operations for each of the three-month periods ended June, 2021 and 2020, together with the changes in those items in dollars and as a percentage (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change

	(in thousands)
Revenue	$3,376	$—	$3,376	*	$6,460	$—	$6,460	*
Costs and expenses:
Cost of revenue	714	—	714	*	1,407	—	1,407	*
Research and development	4,595	8,490	(3,895)	(45.9)%	10,649	19,313	(8,664)	(44.9)%
General and administrative	4,421	5,226	(805)	(15.4)%	9,758	9,050	708	7.8%
Total costs and expenses	9,730	13,716	(3,986)	(29.1)%	21,814	28,363	(6,549)	(23.1)%
Loss from operations	(6,354)	(13,716)	7,362	(53.7)%	(15,354)	(28,363)	13,009	(45.9)%
Other income (expense):
Interest income	5	12	(7)	(58.3)%	26	121	(95)	(78.5)%
Interest expense	(203)	(211)	8	(3.8)%	(405)	(466)	61	(13.1)%
Total other expense, net	(198)	(199)	1	(0.5)%	(379)	(345)	(34)	9.9%
Net loss and comprehensive loss	$(6,552)	$(13,915)	$7,363	(52.9)%	$(15,733)	$(28,708)	$12,975	(45.2)%
*	Not meaningful

Revenue

We recognized no revenue for the three months ended June 30, 2020, compared to $3.4 million for the three months ended June 30, 2021. Revenue recognized during 2021 related primarily to the Promotion Agreement after the acquisition of Liquidia PAH in November 2020.

We recognized no revenue for the six months ended June 30, 2020, compared to $6.5 million for the six months ended June 30, 2021. Revenue recognized during 2021 related primarily to the Promotion Agreement after the acquisition of Liquidia PAH in November 2020.

Cost of Revenue

We recognized no cost of revenue for the three months ended June 30, 2020, compared to $0.7 million for the three months ended June 30, 2021. Cost of revenue recognized during 2021 related to the Promotion Agreement as noted above.

We recognized no cost of revenue for the six months ended June 30, 2020, compared to $1.4 million for the six months ended June 30, 2021. Cost of revenue recognized during 2021 related to the Promotion Agreement as noted above.

Research and Development Expenses

Research and development expenses were $4.6 million for the three months ended June 30, 2021 compared with $8.5 million for the three months ended June 30, 2020, a decrease of $3.9 million or 45.9%. The decrease primarily related to lower expenses from our LIQ861 clinical program, which was substantially completed prior to filing the NDA in April 2020 and lower employee and consulting expenses. During the three months ended June 30, 2021, we incurred $1.6 million related to LIQ861 compared to $4.2 million during the three months ended June 30, 2020. Research and development expenses for the three months ended June 30, 2021 and 2020 also included $2.0 million and $3.6 million in consulting and personnel costs, including stock-based compensation, respectively. This decrease primarily driven by lower headcount year-over-year.

Research and development expenses were $10.6 million for the six months ended June 30, 2021 compared with $19.3 million for the six months ended June 30, 2020, a decrease of $8.7 million or 44.9%. The decrease primarily related to lower expenses from our LIQ861 clinical program, which was substantially completed prior to filing the NDA in April 2020 and lower employee and consulting expenses. During the six months ended June 30, 2021, we incurred $4.3 million related to LIQ861 compared to $10.4 million during the the six months ended June 30, 2020. Research and development expenses for the the six months ended June 30, 2021 and 2020 also included $4.2 million and 7.0 million in consulting and personnel costs, including stock-based compensation, respectively. This decrease primarily driven by lower headcount year-over-year.

General and Administrative Expenses

General and administrative expenses were $4.4 million for the three months ended June 30, 2021, compared with $5.2 million for the three months ended June 30, 2020. The decrease of $0.8 million or 15.4% was primarily due to $2.1 million lower professional fees associated with corporate activities and $0.6 million lower consulting and personnel expenses as a result of lower headcount year-over-year. These decreases were offset by a $1.8 million increase in legal fees related to our ongoing LIQ861-related litigation.

General and administrative expenses were $9.8 million for the six months ended June 30, 2021 compared with $9.1 million for the six months ended June 30, 2020. The increase of $0.7 million or 7.8% was primarily due to a $3.2 million increase in legal fees related to our ongoing LIQ861-related litigation offset by $1.3 million lower professional fees associated with corporate activities and $1.2 million lower consulting and personnel expenses as a result of lower headcount year-over-year.

Liquidity and Capital Resources

As of  June 30, 2021 and December 30, 2020, we had cash and cash equivalents of $67.9 million and $65.3 million, respectively.

We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, finance leases, bank borrowings and the issuance of convertible notes. Our principal uses of cash and cash equivalents have been for working capital requirements and capital expenditures. As of June 30, 2021, we had a cash and cash equivalents of $67.9 million, stockholders’ equity of $79.0 million and an accumulated deficit of $290.7 million.

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

In February 2021, we entered into a Loan and Security Agreement (the “Loan Agreement”) with SVB, the proceeds of which were used to pay off the approximately $9.4 million in outstanding principal and interest under the A&R LSA. We received a 24-month interest-only period and also have access to additional tranches of capital, pending achievement of certain milestones.

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

Funding Requirements

We plan to focus in the near-term on the regulatory approval and potential commercialization of LIQ861. In addition, we plan to continue promotion of Treprostinil Injection through our Liquidia PAH acquisition, expand our corporate infrastructure and continue to invest in research and development efforts to explore additional product candidates. We expect to incur significant expenses and operating losses for the foreseeable future as we advance potential product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. We may not be able to complete the plans listed above if, among other reasons, the FDA does not approve LIQ861 when we expect, or at all.

Our primary uses of capital are, and we expect will continue to be, compensation and related personnel expenses, clinical costs, manufacturing process development, external research and development services, laboratory and related supplies, legal and other regulatory expenses, sales, marketing, and commercialization expenses, and administrative and overhead costs. Our future funding requirements will be heavily determined by the resources needed to support development of potential product candidates. Additionally, as a publicly traded company we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and Nasdaq Stock Market LLC (“Nasdaq”) require public companies to implement specified corporate governance practices.

We believe that our current cash balance will enable us to fund our operating expenses and capital expenditure requirements beyond the projected expiration of the regulatory stay in October 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We are in the process of implementing a more cost-efficient operating plan to further improve our cashflow. In addition, the clearance of the RG 3ml Medication Cartridge has the potential to improve our cashflow going forward. If we receive regulatory approval for LIQ861, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. We may require additional capital to commercialize potential product candidates, if we receive regulatory approval, and to pursue in-licenses or acquisitions of other product candidates. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

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

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(20,646)	$(27,547)
Investing activities	(87)	(591)
Financing activities	23,306	(4,072)
Net increase (decrease) in cash and cash equivalents	$2,573	$(32,210)

Operating Activities

Net cash used in operating activities decreased $6.9 million to $20.6 million for the six months ended June 30, 2021 from $27.5 million for the six months ended June 30, 2020. The increase was mainly due to an increase in revenue and a decrease in our research and development and general and administrative expenses during the six months ended June 30, 2021 ended compared with the six months ended June 30, 2020.

Investing Activities

Net cash used in investing activities consisting of property, plant and equipment was less than $0.1 million during the six months ended June 30, 2021 compared with $0.6 million during the six months ended June 30, 2020.

Financing activities

Net cash provided by financing activities was $23.3 million during the six months ended June 30, 2021 compared with $4.1 million used in financing activities during the six months ended June 30, 2020. During the six months ended

June 30, 2021, we received $21.7 million net proceeds from the Private Placement which closed on April 13, 2021, as well as $1.8 million in litigation financing Deployments, which will be paid directly to attorneys involved in the UTC/Smiths Medical Litigation in the following quarter. The ongoing costs of the UTC/Smiths Medical Litigation are included as operating outflows. During the six months ended June 30, 2020, we received $0.7 million from the sale of our common stock under the ATM Agreememt, which was offset by $2.8 million in principal payments under the the A&R LSA, $1.4 million paid for expenses related to our sale of Private Placement Shares that closed in December 2019 and $0.6 million in principal payments on finance leases.

Contractual Obligations and Commitments

In connection with the Merger Transaction, we agreed to issue additional consideration of up to 2,708,333 additional shares of common stock to the former equity holders of RareGen (now Liquidia PAH) contingent on achievement of certain revenue targets during the year ended December 31, 2021. As of June 30, 2021, the fair value of this contingent consideration was deemed to be immaterial.

In March 2012, the Company entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to the Company’s manufacturing capabilities during the term of the agreement. The Company agreed to pay future contingent royalties, totaling no more than $1,500,000, on net sales of certain products. As of June 30, 2021, none of the contingent royalties had been earned.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management concluded that our internal control over financial reporting was not effective as of June 30, 2021 as a result of material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment of the effectiveness of our internal control over financial reporting, our management identified the following material weaknesses that existed as of June 30, 2021:

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
●	We have completed installation of a new accounting system and have designed and implemented controls to ensure adequate segregation of duties within our financial reporting function, including the preparation and review of journal entries. Specifically, all journal entries now follow an automated workflow that requires an independent review by someone without the ability to post the journal entry.
●	We have implemented a formal policy to restrict user and priviledged access to financial applications and data to appropriate Company personnel. We are currently designing and implementing a process to automate and monitor provisioning of privileged access.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Controls and Procedures.”

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, we completed installation of a new accounting system, which replaced our exiting accounting systems and general ledger. We have made changes to our internal controls over financial reporting during the implementation of the new system and will continue our remediation efforts, including testing of operating effectiveness of new controls during subsequent periods, as described above under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Controls and Procedures – Remedial Actions to Address Material Weaknesses.” We plan to provide an update on the status of our remediation activities on a quarterly basis.

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

On July 30, 2020, Judge Andrews, presiding over the Hatch-Waxman Litigation, conducted a scheduling conference and set a claim construction hearing, which was held in June 2021, and a date for trial, which is to begin in March 2022. Following the claim construction hearing, the Court issued an order that two of the terms under consideration would be given their plain and ordinary meaning and ruling in our favor regarding a third term. Two of the terms that were under consideration at the claim construction hearing remain under consideration by the Court.

On June 4, 2021, United Therapeutics filed a motion seeking leave to amend its complaint in the Hatch-Waxman Litigation. United Therapeutics alleges that we and a former United Therapeutics employee who later joined us as an employee conspired to misappropriate certain trade secrets of United Therapeutics. We disagree with United Therapeutics’ allegations, deny any liability for misappropriation of any trade secrets and intend to vigorously defend against these new allegations.

On March 30, 2020, we filed two petitions for inter partes review with the Patent Trial and Appeal Board (the PTAB) of USPTO. One petition was for inter partes review of the ‘901 Patent, and sought a determination that the claims in the ‘901 Patent are invalid, and a second petition was for inter partes review of the ‘066 Patent, and sought a determination that the claims in the ‘066 Patent are invalid. Both the ‘901 Patent and ‘066 Patent are owned by United Therapeutics and both patents are related to U.S. Patent No. 8,497,393 which was granted to United Therapeutics and subsequently invalidated by the USPTO in an inter partes review instituted in 2016 by SteadyMed Ltd. On October 13, 2020, the PTAB instituted an inter partes review of the ‘901 Patent and concurrently denied institution on the ‘066 Patent, stating that the ‘066 petition has not established a reasonable likelihood that it would prevail in showing that at least one of the challenged claims is unpatentable. On March 1, 2021, PTAB denied a request from United Therapeutics for a rehearing regarding PTAB’s decision to institute an inter partes review of the ‘901 patent. The

PTAB held a hearing with respect to the inter partes review of the ‘901 patent on June 23, 2021. A final written decision determining the validity of the challenged claims of the ‘901 Patent is expected within 12 months from institution.

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

On January 29, 2020, the court denied Liquidia PAH’s and Sandoz’s motion for a preliminary injunction and United Therapeutics’ and Smiths Medicals’ motion to dismiss. On November 6, 2020, Sandoz and Liquidia PAH entered into the Term Sheet with Smiths Medical in order to resolve the outstanding UTC/Smiths Medical Litigation solely with respect to disputes between Smiths Medical, Liquidia PAH and Sandoz. On April 12, 2021, Liquidia PAH and Sandoz entered into a Long Form Settlement Agreement (the “Settlement Agreement”) with Smiths Medical to further detail the terms of the settlement among such parties as reflected in the Term Sheet. Pursuant to the Term Sheet and the Settlement Agreement, the former RareGen members and Sandoz received a payment of $4.25 million that was evenly split between the parties. In addition, pursuant to the Term Sheet and Settlement Agreement, Smiths Medical disclosed and made available to Sandoz and Liquidia PAH certain specifications and other information related to the cartridge that Smiths Medical developed and manufactures for use with the CADD-MS 3 Infusion pump (the “CADD-MS 3 Cartridge”). Pursuant to the Settlement Agreement, Smiths Medical also granted Liquidia PAH and Sandoz a non-exclusive, royalty-free license in the United States to Smiths Medical’s patents and copyrights associated with the CADD-MS 3 Cartridge and certain other information for use of the CADD-MS 3 pump and the CADD-MS 3 Cartridges. Smiths also agreed in the Settlement Agreement to provide information and assistance in support of Liquidia PAH’s efforts to receive FDA clearance for the RG Cartridge and to continue to service certain CADD-MS 3 pumps that are available for use with the Treprostinil Injection through January 1, 2025. Liquidia PAH and Sandoz agreed, among other things, to indemnify Smiths from certain liabilities related to the RG Cartridge. As of the date of this Quarterly Report on Form 10-Q, the UTC/Smiths Medical Litigation was still in process.

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

The following is a summary of the principal risk factors described in this section:

●	We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. The future viability of our company is dependent on our ability to raise additional capital to finance our future operations.
●	We have a history of losses and our future profitability remains uncertain.
●	We are primarily dependent on the success of our product candidate, LIQ861, for which we recently resubmitted an NDA with the FDA in response to a CRL received from the FDA in November 2020, and this product candidate may fail to receive marketing approval (in a timely manner or at all) or may not be commercialized successfully.
●	United Therapeutics has initiated a lawsuit against us in which it claims that LIQ861 is infringing three of its patents, which may result in our company being delayed in its efforts to commercialize LIQ861.
●	Liquidia PAH does not hold the FDA regulatory approval for Injected Treprostinil or the RG Cartridge and is dependent on Sandoz and Chengdu to manufacture and supply Injected Treprostinil and the RG Cartridge, respectively, in compliance with FDA requirements, and is more broadly dependent on Sandoz’s and Chengdu’s FDA and healthcare compliance relative to Injected Treprostinil and the RG Cartridge, respectively.
●	Sales of Injected Treprostinil are dependent on market acceptance of generic treprostinil for parenteral administration and the medical devices used for administration of Injected Treprostinil, including the RG Cartridge, by patients, health care providers and by third-party payors, while interactions with these persons and entities are subject to compliance requirements. The commercial success of Injected Treprostinil may also be impacted by increasing generic competition which may result in declining prices for Injected Treprostinil.
●	We expect that we will need further financing for our existing business and future growth, which may not be available on acceptable terms, if at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations. The failure to obtain further financing may also prevent us from capitalizing on other potential product candidates or indications which may be more profitable than LIQ861 or for which there may be a greater likelihood of success.
●	We face significant competition from large pharmaceutical companies, among others, in developing our products and in gaining regulatory approval to bring them to market in time to achieve commercial success, and our operating results will suffer if we are unable to compete effectively.
●	Our credit facility with SVB contains operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in SVB taking possession and disposing of any collateral.
●	Our products may not achieve market acceptance.
●	Our product candidates are based on our proprietary, novel technology, PRINT, which has not been the subject of FDA manufacturing inspections, making it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.
●	Our business and operations are likely to be adversely affected by the evolving and ongoing COVID-19 global pandemic.
●	We may not be able to build a commercial operation, including establishing and maintaining marketing and sales capabilities or enter into agreements with third parties to market and sell our drug products.

●	We depend on third parties for clinical and commercial supplies, including single suppliers for the active ingredient, the device, encapsulation and packaging of LIQ861.
●	We rely on third parties to conduct our preclinical studies and clinical trials.
●	We may become involved in litigation to protect our intellectual property, to enforce our intellectual property rights or to defend against claims of intellectual property infringement by third parties, which could be expensive, time-consuming and may not be successful.
●	We depend on skilled labor, and our business and prospects may be adversely affected if we lose the services of our skilled personnel, including those in senior management, or are unable to attract new skilled personnel.
●	We expect that the market price of our common stock may be volatile, and you may lose all or part of your investment.
●	As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the trading price of our shares. The results of our assessment of the effectiveness of internal control over financial reporting (“ICFR”) indicate that we had multiple material weaknesses which have not been fully remedied as of June 30, 2021.

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

We have incurred net losses of $15.7 million during the six months ended June 30, 2021 and $59.8 million and $47.6 million during the years ended December 31, 2020 and 2019, respectively. We also had negative operating cash flows for each of these periods. As of June 30, 2021, we had an accumulated deficit of $290.7 million.

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

Sales of Injected Treprostinil are dependent on market acceptance of generic treprostinil for parenteral administration by patients, health care providers and by third-party payors, while interactions with these persons and entities are subject to compliance requirements. The commercial success of Injected Treprostinil may also be impacted by increasing generic competition which may result in declining prices for Injected Treprostinil.

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

We have worked with Chengdu to develop the RG Cartridge, which recently received FDA 510(k) clearance. The ability of patients to administer Injected Treprostinil through subcutaneous injection is dependent on the continued availability of the RG Cartridge. Our ability to sell the Injected Treprostinil for subcutaneous administration is dependent on market acceptance of the RG Cartridge by patients, health care providers and by third-party payors. If the RG Cartridge does not achieve an adequate level of acceptance, our ability to provide Treprostinil Injection to patients who receive Treprostinil through subcutaneous injection with be limited. The degree of market acceptance of the RG Cartridge will depend on a number of factors, including:

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

On July 30, 2020, Judge Andrews, presiding over the Hatch-Waxman Litigation, conducted a scheduling conference and set a claim construction hearing, which was held in June 2021, and a date for the trial, which is currently scheduled to begin in March 2022. Following the claim construction hearing, the Court issued an order that two of the terms under consideration would be given their plain and ordinary meaning and ruling in our favor regarding a third term. Two of the terms that were under consideration at the claim construction hearing remain under consideration by the Court.

On June 4, 2021, United Therapeutics filed a motion seeking leave to amend its complaint in the Hatch-Waxman Litigation. United Therapeutics alleges that we and a former United Therapeutics employee who later joined us as an employee conspired to misappropriate certain trade secrets of United Therapeutics. We disagree with United Therapeutics’ allegations, deny any liability for misappropriation of any trade secrets and intend to vigorously defend against these new allegations.

On March 30, 2020, we filed two petitions for inter partes review with the Patent Trial and Appeal Board (PTAB) of the USPTO. One petition was for inter partes review of the ‘901 Patent, seeking a determination that the claims in the ‘901 Patent are invalid, and a second petition is for inter partes review of the ‘066 Patent, seeking a determination that the claims in the ‘066 Patent are invalid. Both the ‘901 Patent and ‘066 Patent are owned by United Therapeutics and are related to U.S. Patent No. 8,497,393 which was granted to United Therapeutics and subsequently invalidated by the USPTO in an inter partes review instituted in 2016 by SteadyMed Ltd. On October 13, 2020, the PTAB instituted an inter partes review of the ‘901 Patent and concurrently denied institution on the ‘066 Patent, stating that the ‘066 petition has not established a reasonable likelihood that it would prevail in showing that at least one of the challenged claims is unpatentable. On March 1, 2021, PTAB denied a request from United Therapeutics for a rehearing regarding PTAB’s decision to institute an inter partes review of the ‘901 patent. The PTAB held a hearing with respect to the inter partes review of the ‘901 patent on June 23, 2021. A final written decision determining the validity of the challenged claims of the ‘901 Patent is expected within 12 months from institution.

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

If we are found to infringe, misappropriate or otherwise violate a United Therapeutics’ intellectual property rights, we could be required to obtain a license from United Therapeutics to continue developing and marketing LIQ861.

However, we may not be able to obtain any required license on commercially reasonable terms or at all. We could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or to have misappropriated a trade secret of United Therapeutics. A finding of infringement or misappropriation could also result in an injunction that prevents us from commercializing LIQ861, which could materially harm our business. In addition, we may be forced to redesign LIQ861 to avoid infringement.

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

Any new drug product that competes with a prior approved drug product must demonstrate advantages in safety, efficacy, tolerability or convenience in order to overcome price competition and to be commercially successful. Our products, if and when approved, are expected to face competition from drug products that are already on the market, as well as those in our competitors’ development pipelines. We expect that our lead program, LIQ861, an inhaled treprostinil therapy for the treatment of PAH, will face competition from the following inhaled treprostinil therapies that are either currently marketed or in clinical development:

◾
●	Tyvaso, marketed by United Therapeutics, has been approved for the treatment of PAH in the United States since 2009. Tyvaso is the reference listed drug in our NDA for LIQ861. Following patent litigation, United Therapeutics and Watson Pharmaceuticals reached a settlement whereby Watson Pharmaceuticals will be permitted to enter the market with a generic version of Tyvaso beginning on January 1, 2026. In April 2021, United Therapeutics announced that Tyvaso was approved by FDA to include WHO group III PH-ILD patients.
●	Ventavis®, marketed by Actelion, a division of Johnson & Johnson, has been approved for the treatment of PAH in the United States since 2004.
●	Tyvaso DPI, licensed from MannKind as TreT by United Therapeutics, is currently in development in the United States for the treatment of PAH. Under the license agreement with MannKind, United Therapeutics is responsible for global development, regulatory and commercial activities. MannKind will manufacture clinical supplies and initial commercial supplies of the product while long-term commercial supplies will be manufactured by United Therapeutics. United Therapeutics announced that had submitted an NDA in April 2021 to support FDA approval of Tyvaso DPI for the treatment of pulmonary arterial hypertension and pulmonary hypertension associated with interstitial lung disease. United Therapeutics also announced that it had applied a priority review voucher to the NDA that could provide for an FDA decision by October 2021. The NDA includes results from clinical studies evaluating safety and pharmacokinetics of switching PAH patients from Tyvaso to Tyvaso DPI and data comparing the pharmacokinetics of Tyvaso DPI to Tyvaso in

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
●	Treprostinil Palmitil Inhalation Powder (TPIP), is a dry-powder formulation of a treprostinil prodrug being developed by Insmed. Insmed announced the completion of an initial Phase 1 study in February 2021 which demonstrated that TPIP was generally safe and well tolerated, with a pharmacokinetic profile that supports once-daily dosing. Insmed initiated a Phase 2 trial in May 2021 studying patients diagnosed with PAH and intends to initiate trials to study PH-ILD and IPF. If the TPIP clinical program is successful in demonstrating less frequent dosing with similar efficacy and safety to LIQ861 and Tyvaso DPI, then TPIP has the potential to be viewed as a more attractive option and may take market share rapidly.

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

Additionally, even though Sandoz launched the first-to-file fully substitutable generic treprostinil for parenteral administration in March 2019 that is sold primarily through the specialty pharmacies, Teva Pharmaceutical Industries Ltd. launched a generic treprostinil for parenteral administration in October 2019 that is sold primarily through a specialty pharmacy and to hospitals, Par Pharmaceutical, Inc. launched a generic treprostinil for parenteral administration after receiving approval in September 2019 that is sold primarily to hospitals, Dr. Reddy’s Laboratories Inc. received approval in May 2020 for generic treprostinil for parenteral administration, and Alembic received approval in February 2021 for generic treprostinil for parenteral administration. Such increased competition may result in a smaller than expected commercial opportunity for us.

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

United Therapeutics has been granted New Clinical Study exclusivity for Tyvaso through March 31, 2024 for the indication of treatment of pulmonary hypertension associated with interstitial lung disease to improve exercise ability. Until the expiration of this exclusivity, we will be unable to receive FDA approval for LIQ861 for the indication of treatment of pulmonary hypertension associated with interstitial lung disease to improve exercise ability. Because United Therapeutics is also the sponsor of the NDA for Tyvaso DPI, the regulatory exclusivity granted to United Therapeutics with respect to Tyvaso will not limit the indications for which the FDA may approve Tyvaso DPI. Thus, if FDA approves Tyvaso DPI, Tyvaso DPI may have a broader label than the label for LIQ861 even if it is approved. If LIQ861 has a narrower label than other competitive products, it may affect our ability to compete with such products.

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

We submitted an NDA for LIQ861 to the FDA in January 2020. In April 2020, the FDA accepted the NDA for review and provided a Prescription Drug User Fee Act (PDUFA) goal date of November 24, 2020. On November 25, 2020 we announced that the FDA issued a CRL for our NDA for LIQ861. On May 7, 2021, we resubmitted the NDA for LIQ861 to the FDA. In June of 2021, the FDA accepted our resubmitted NDA for LIQ861 for review and established a PDUFA goal date of November 7, 2021. The CRL did not cite the need to conduct further clinical studies, nor did the FDA indicate that additional studies related to toxicology or clinical pharmacology would be necessary. We believe that we have addressed the items raised in the CRL in the resubmitted NDA. The FDA also reconfirmed the need to conduct on-site pre-approval inspections of two U.S. manufacturing facilities before our NDA can be approved. The FDA noted it had been unable to conduct these inspections during the initial review cycle due to COVID-19 related travel restrictions and, in July 2021, notified us that, due to restrictions on travel related to COVID-19, the FDA may be unable to conduct these inspections prior to the PDUFA goal date. Subsequent to that notice, the FDA scheduled the pre-approval inspection for our Morrisville, NC facility to be conducted in the third quarter of 2021.

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

If we successfully complete the clinical development of LIQ861, we cannot assure you that we will receive marketing approval. The FDA or comparable regulatory authorities in other countries may delay, limit or deny approval of our product candidate for various reasons. For example, such authorities may disagree with the design, scope or implementation of our clinical trials, or with our interpretation of data from our preclinical studies or clinical trials. Further, there are numerous FDA personnel assigned to review different aspects of an NDA, and uncertainties can be presented by their ability to exercise judgment and discretion during the review process. During the course of review, the FDA may request or require additional preclinical, clinical, chemistry, manufacturing, and control (CMC) or other data and information, and the development and information may be time-consuming and expensive. Status as a combination product, as is the case for LIQ861, may complicate or delay the FDA review process. Product candidates that the FDA deems to be combination products, such as LIQ861, or that otherwise rely on innovative drug delivery systems, may face additional challenges, risks and delays in the product development and regulatory approval process. For example, the CRL for LIQ861 identified the need for additional information and clarification on CMC data pertaining to the drug product and device biocompatibility. Additionally, the FDA could delay approval of LIQ861 even if approvable after completing its review. For example, if a competing product comprised of an inhaled dry-powder formulation of treprostinil is approved by FDA before LIQ861 is approved, then there is a possibility that the FDA could grant three years of market exclusivity to the competitor that could delay the final approval of LIQ861 until said exclusivity expires. Moreover, the applicable requirements for approval may differ from country to country.

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

Additionally, in December 2019, a novel strain of COVID-19 (coronavirus) was reported to have surfaced in Wuhan, China and continues to be a global pandemic as of the date of this Quarterly Report on Form 10-Q. The full impact of the coronavirus is unknown and continues to rapidly evolve. Both South Korea, the country from which our supplier sources treprostinil, and Italy, the country in which Plastiape is headquartered, have had significant outbreaks of this disease, which, in the case of Italy, led to a lockdown of the entire country. The extent to which the coronavirus impacts our ability to procure sufficient supplies for the development and commercialization of our products and product candidates, or the ability for the FDA to conduct required pre-approval inspections to obtain sufficient assurance or verification of compliance with good manufacturing practice required by FDA regulations will depend on the severity, location and duration of the spread of the coronavirus, and the actions undertaken to contain the coronavirus or treat its effects. As announced on November 25, 2020, in the CRL for LIQ861 the FDA noted it had been unable to conduct required inspections during the initial review cycle for the LIQ861 NDA due to COVID-related travel restrictions. In July 2021, the FDA notified us that, due to restrictions on travel related to COVID-19, the FDA may be unable to conduct these inspections prior to the PDUFA goal date, although subsequent to that notice, the FDA scheduled the pre-approval inspection for our Morrisville, NC facility to be conducted in the third quarter of 2021. We cannot predict when COVID-related travel restrictions will change or be lifted.

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

Third parties may claim that the sale or promotion of our products, when and if approved, may infringe on the trademark, trade name and service mark rights of others. Trademark, trade name and service mark infringement problems occur frequently in connection with the sale and marketing of pharmaceutical products. If we become involved in any dispute regarding our trademark, trade name and service mark rights, regardless of whether we prevail, we could be required to engage in costly, distracting and time-consuming litigation that could harm our business. If the trademarks, trade names and service marks we use are found to infringe upon the trademarks, trade names or service marks of another company, we could be liable for damages and be forced to stop using those trademarks, trade names or service marks, and as a result, we could lose all the goodwill that has been developed in those trademarks, trade names or service marks.

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

Upon consummation of the Merger Transaction, we issued to RareGen’s former members an aggregate of 5,550,000 shares of our common stock. Additionally, 616,666 shares of our common stock, which are referred to in the Merger Agreement as “Holdback Shares”, are being withheld to satisfy potential indemnification obligations of former RareGen members. In addition, we may issue up to 2,708,333 shares of our common stock in 2022, which are referred to in the Merger Agreement as “Net Sales Earnout Shares”, if Liquidia PAH achieves at least $32.9 million of 2021 net sales (as calculated by Sandoz net sales), with the number of Net Sales Earnout Shares to be issued to depend upon the actual amount of the 2021 net sales. The shares issued to former RareGen members on the closing date of the Merger Transaction were subject to a six-month lock-up that expired on May 18, 2021. In the event that Holdback Shares are released or Net Sales Earnout Shares are issued, such shares will not have a lock-up restriction and may be freely sold in the public market which could cause our stock price to decline.

As of July 15, 2021, 51,975,049 shares of our common stock were outstanding, of which 40,702,993 shares of common stock, or 78.3% of our outstanding shares as of July 15, 2021, are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act (“Rule 144”). The resale of the remaining 11,272,056 shares held by our stockholders as of July 15, 2021 is currently prohibited or otherwise restricted as a result of securities law provisions. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

As of July 15, 2021, the holders of 10,513,974 shares, or 20.2%, of our outstanding shares as of July 15, 2021, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including the employee stock purchase plan. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance or resale (as applicable), subject to lock-up agreements, if any.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 36.1% of our capital stock as of July 15, 2021. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of the Board, and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the trading price of our shares. The results of our assessment of the effectiveness of internal control over financial reporting (ICFR) indicate that we had multiple material weaknesses which have not been fully remedied as of June 30, 2021.

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

As required by the Sarbanes Oxley Act of 2002 and commencing with the fiscal year ended December 31, 2019, we were required to furnish a report by management on, among other things, the effectiveness of our ICFR. In connection with the assessment of the effectiveness of our ICFR, our management identified material weaknesses that existed as of December 31, 2019 and December 31, 2020 which have not been fully remedied as of June 30, 2021. See Item 4. Controls and Procedures for additional information.

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

Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic may negatively impact productivity and our research and development activities, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, although our employees are accustomed to working remotely, changes in internal controls due to remote work arrangements may result in control deficiencies in the preparation of our financial reports, which could be material. Currently, many of our employees are continuing to work remotely, with only essential personnel required to work on site as needed to produce LIQ861 and prepare for a pre-approval inspection by the FDA.

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

The global pandemic of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Quarterly Report on Form 10-Q, such as the ultimate geographic spread of the disease, the severity and duration of future outbreaks (including from the spread of COVID-19 variants or mutant strains), the duration and effect of business disruptions and the short-term effects, the administration, availability and efficacy of vaccination programs and the ultimate effectiveness of travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. For example, during the course of the pandemic the FDA has at points delayed both domestic and foreign facility inspections. The agency announced in July 2020 that domestic facility inspections will be conducted but prioritized through a risk-based approach, while foreign facility inspections remain delayed unless the FDA determines they can be conducted based on an assessment of whether it is “mission-critical.” More recently, in April 2021, the FDA announced that it may request to conduct “remote interactive evaluation,” which in a variety of circumstances is inclusive of pre-approval inspections, where it is determined to be appropriate in accordance with the mission needs and any travel limitations. In addition, in July 2021, the FDA notified us that, due to restrictions on travel related to COVID-19, the FDA may be unable to conduct the pre-approval inspections for LIQ861 prior to the PDUFA goal date, although subsequent to that notice, the FDA scheduled the pre-approval inspection for our Morrisville, NC facility to be conducted in the third quarter of 2021. We expect the impact of COVID-19 on the FDA’s operations will continue to evolve. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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
101*

The following materials from Liquidia Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2021 and 2020, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited) for the three and six months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2021 and 2020 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 10, 2021

LIQUIDIA CORPORATION
By:	/s/ Damian deGoa
Damian deGoa
Chief Executive Officer

DATE: August 10, 2021

LIQUIDIA CORPORATION
By:	/s/ Michael Kaseta
Michael Kaseta
Chief Financial Officer