Form 10-Q
period 2021-09-30
Liquidia Corp
filed 2021-11-03
CIK 1819576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended September 30, 2021

or

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

As of October 28, 2021, there were 51,977,995 shares of the registrant’s common stock outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	those identified and disclosed in our public filings with the U.S. Securities and Exchange Commission (“SEC”) including, but not limited to (i) the timing of and our ability to obtain and maintain regulatory approvals for our product candidates, including the NDA for LIQ861 that was resubmitted to the U.S. Food and Drug Administration (“FDA”) in May 2021 following our receipt of a Complete Response Letter in November 2020 from the FDA and the potential for, and timing regarding, eventual FDA approval of and our ability to commercially launch, LIQ861, including the potential impact of regulatory review, approval, and exclusivity developments which may occur for competitors; (ii) the timeline or outcome related to our current patent litigation with United Therapeutics pending in the U.S. District Court for the District of Delaware, the inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office or any appeals of any decisions issued by the U.S. District Court for the District of Delaware or the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office; (iii) our ability to predict, foresee, and effectively address or mitigate future developments resulting from the COVID-19 pandemic or other global shutdowns, which could include a negative impact on the availability of key personnel, the temporary closure of our facility or the facilities of our business partners, suppliers, third-party service providers or other vendors, or delays in payments or purchasing decisions, or the interruption of domestic and global supply chains, liquidity and capital or financial markets; and (iv) our ability to continue operations as a going concern without obtaining additional funding;
●	our expectations regarding the size of the patient populations for, market acceptance and opportunity for those drug products and medical devices that we commercialize in collaboration with third parties, including Sandoz Inc.’s first-to-file fully substitutable generic treprostinil injection and the RG 3ml Medication Cartridge that we developed in collaboration with Chengdu Shifeng Medical Technologies LTD.;
●	successfully integrating our and Liquidia PAH, LLC’s (formerly known as RareGen, LLC) businesses, and avoiding problems which may result in our company not operating as effectively and efficiently as expected;
●	the possibility that the expected benefits of the completed merger transaction with RareGen, LLC (the “Merger Transaction”), will not be realized within the expected timeframe or at all, including without limitation, anticipated revenue, expenses, earnings and other financial results, and growth and expansion of our operations, and the anticipated tax treatment;
●	our ability to retain, attract and hire key personnel;
●	prevailing economic, market and business conditions;
●	the cost and availability of capital and any restrictions imposed by lenders or creditors;
●	changes in the industry in which we operate;
●	the failure to renew, or the revocation of, any license or other required permits;
●	unexpected charges or unexpected liabilities arising from a change in accounting policies, including any such changes by third parties with whom we collaborate and from whom we receive a portion of their net profits, or the effects of acquisition accounting varying from our expectations;
●	the risk that the credit ratings of our company or our subsidiaries may be different from what the companies expect, which may increase borrowing costs and/or make it more difficult for us to pay or refinance our debts and require us to borrow or divert cash flow from operations in order to service debt payments;
●	fluctuations in interest rates;

●	adverse outcomes of pending or threatened litigation or governmental investigations, if any, unrelated to the Merger Transaction;
●	the effects on the companies of future regulatory or legislative actions, including changes in healthcare, environmental and other laws and regulations to which we are subject;
●	conduct of and changing circumstances related to third-party relationships on which we rely, including the level of credit worthiness of counterparties;
●	the volatility and unpredictability of the stock market and credit market conditions;
●	conditions beyond our control, such as natural disasters, global pandemics (including COVID-19), or acts of war or terrorism;
●	variations between the stated assumptions on which forward-looking statements are based and our actual experience;
●	other legislative, regulatory, economic, business, and/or competitive factors;
●	our plans to develop and commercialize our product candidates;
●	our planned clinical trials for our product candidates;
●	the timing of the availability of data from our clinical trials;
●	the timing of our planned regulatory filings;
●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
●	the clinical utility of our product candidates and their potential advantages compared to other treatments;
●	our commercialization, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for the manufacture of our product candidates and the sufficiency of our current manufacturing facilities to produce development and commercial quantities of our product candidates;
●	our ability to establish and maintain collaborations;
●	our estimates regarding the market opportunities for our product candidates;
●	our intellectual property position and the duration of our patent rights;
●	our estimates regarding future expenses, capital requirements and needs for additional financing; and
●	our expected use of proceeds from prior public offerings and the period over which such proceeds, together with cash, will be sufficient to meet our operating needs.

You should refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements, including, but not limited to, the impact of the COVID-19 pandemic on our company and our financial condition and results of operations. The forward-looking statements in this Quarterly Report are only predictions, and we may not actually achieve the plans, intentions or expectations included in our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Liquidia Corporation

Condensed Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$64,053,795	$65,316,481
Accounts receivable, net	3,050,384	—
Prepaid expenses and other current assets	375,695	752,447
Total current assets	67,479,874	66,068,928
Property, plant and equipment, net	5,452,269	6,805,570
Operating lease right-of-use assets, net	2,477,786	2,649,328
Indemnification asset, related party	5,713,551	1,387,275
Contract acquisition costs, net	10,439,634	12,792,491
Intangible asset, net	4,520,088	5,534,843
Goodwill	3,903,282	3,903,282
Other assets	312,925	390,043
Total assets	$100,299,409	$99,531,760
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,609,162	$3,734,227
Accrued compensation	2,060,773	3,259,515
Other accrued expenses	2,323,130	1,386,880
Refund liability, net	—	1,768,864
Current portion of operating lease liabilities	745,891	664,670
Current portion of finance lease liabilities	325,436	923,218
Total current liabilities	7,064,392	11,737,374
Litigation finance payable	5,074,507	1,154,360
Long-term operating lease liabilities	4,437,490	5,006,301
Long-term finance lease liabilities	427,363	255,402
Long-term debt	10,331,648	10,292,485
Total liabilities	27,335,400	28,445,922
Commitments and contingencies
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized as of September 30, 2021 and December 31, 2020, 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock — $0.001 par value, 80,000,000 shares authorized as of September 30, 2021 and December 31, 2020, 51,976,804 and 43,336,277 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	51,977	43,336
Additional paid-in capital	370,929,782	346,044,721
Accumulated deficit	(298,017,750)	(275,002,219)
Total stockholders’ equity	72,964,009	71,085,838
Total liabilities and stockholders’ equity	$100,299,409	$99,531,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$3,178,621	$—	$9,638,338	$—
Costs and expenses:
Cost of revenue	889,511	—	2,296,983	—
Research and development	4,487,098	7,660,979	15,136,201	26,974,320
General and administrative	4,881,669	7,151,788	14,639,752	16,201,249
Total costs and expenses	10,258,278	14,812,767	32,072,936	43,175,569
Loss from operations	(7,079,657)	(14,812,767)	(22,434,598)	(43,175,569)
Other income (expense):
Interest income	3,875	34,633	29,521	155,852
Interest expense	(205,110)	(190,546)	(610,454)	(656,543)
Total other income (expense), net	(201,235)	(155,913)	(580,933)	(500,691)
Net loss and comprehensive loss	$(7,280,892)	$(14,968,680)	$(23,015,531)	$(43,676,260)
Net loss per common share, basic and diluted	$(0.14)	$(0.40)	$(0.47)	$(1.38)
Weighted average common shares outstanding, basic and diluted	52,081,497	37,755,472	48,822,303	31,576,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	43,336,277	$43,336	$346,044,721	$(275,002,219)	$71,085,838
Issuance of common stock upon exercise of stock options	281	—	494	—	494
Issuance of common stock upon vesting of restricted stock units	10,366	11	(11)	—	—
Issuance of warrant	—	—	261,000	—	261,000
Stock-based compensation	—	—	745,000	—	745,000
Net loss	—	—	—	(9,183,153)	(9,183,153)
Balance as of March 31, 2021	43,346,924	$43,347	$347,051,204	$(284,185,372)	$62,909,179
Issuance of common stock upon vesting of restricted stock units	2,088	2	(2)	—	—
Sale of common stock, net	8,626,037	8,626	21,701,323	—	21,709,949
Stock-based compensation	—	—	953,215	—	953,215
Net loss	—	—	—	(6,551,486)	(6,551,486)
Balance as of June 30, 2021	51,975,049	$51,975	$369,705,740	$(290,736,858)	$79,020,857
Issuance of common stock upon vesting of restricted stock units	1,755	2	(2)	—	—
Stock-based compensation	—	—	1,224,044	—	1,224,044
Net loss	—	—	—	(7,280,892)	(7,280,892)
Balance as of September 30, 2021	51,976,804	$51,977	$370,929,782	$(298,017,750)	$72,964,009

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	28,231,267	$28,231	$250,158,766	$(215,239,450)	$34,947,547
Issuance of common stock upon exercise of stock options	2,035	2	(2)	—	—
Issuance of common stock upon vesting of restricted stock units	702	1	(1)	—	—
Issuance of common stock under employee stock purchase plan	3,269	3	11,488	—	11,491
Sale of common stock, net	131,425	131	725,267	—	725,398
Stock-based compensation	—	—	878,963	—	878,963
Net loss	—	—	—	(14,791,479)	(14,791,479)
Balance as of March 31, 2020	28,368,698	$28,368	$251,774,481	$(230,030,929)	$21,771,920
Issuance of common stock upon exercise of stock options	5,184	5	25,646	—	25,651
Issuance of common stock upon vesting of restricted stock units	703	1	(1)	—	—
Stock-based compensation	—	—	988,119	—	988,119
Net loss	—	—	—	(13,916,101)	(13,916,101)
Balance as of June 30, 2020	28,374,585	$28,374	$252,788,245	$(243,947,030)	$8,869,589
Issuance of common stock upon exercise of stock options	153	—	273	—	273
Issuance of common stock upon vesting of restricted stock units	702	1	(1)	—	—
Issuance of common stock under employee stock purchase plan	1,821	2	7,923	—	7,925
Sale of common stock, net	9,375,000	9,375	70,281,625	—	70,291,000
Stock-based compensation	—	—	1,081,000	—	1,081,000
Net loss	—	—	—	(14,968,680)	(14,968,680)
Balance as of September 30, 2020	37,752,261	$37,752	$324,159,065	$(258,915,710)	$65,281,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(23,015,531)	$(43,676,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,922,259	2,948,082
Depreciation and amortization	4,740,244	2,178,402
Non-cash lease expense	171,542	125,086
Loss on disposal of property and equipment	29,122	—
Non-cash interest expense	207,834	47,183
Changes in operating assets and liabilities:
Accounts receivable, net	(3,050,384)	—
Prepaid expenses and other current assets	376,752	(505,080)
Other non-current assets	77,118	—
Accounts payable	(6,451,341)	133,521
Accrued compensation	(1,198,742)	(1,096,207)
Other accrued expenses	971,250	203,833
Refund liability	(1,768,864)	—
Operating lease liabilities	(487,590)	(414,960)
Net cash used in operating activities	(26,476,331)	(40,056,400)
Investing activities
Purchases of property, plant and equipment	(87,240)	(713,121)
Net cash used in investing activities	(87,240)	(713,121)
Financing activities
Principal payments on finance leases	(387,034)	(876,793)
Principal payments on long-term debt	(10,352,940)	(4,235,294)
Proceeds from issuance of long-term debt with warrants, net	10,410,269	—
Receipts from litigation financing	3,920,147	—
Proceeds from sale of common stock, net of underwriting fees and commissions	21,709,949	71,225,398
Payments for offering costs	—	(1,634,467)
Proceeds from issuance of common stock under stock incentive plans	494	45,340
Net cash provided by financing activities	25,300,885	64,524,184
Net (decrease) increase in cash and cash equivalents	(1,262,686)	23,754,663
Cash and cash equivalents, beginning of period	65,316,481	55,796,378
Cash and cash equivalents, end of period	$64,053,795	$79,551,041
Supplemental disclosure of cash flow information
Cash paid for interest	$309,302	$601,838
Cash paid for operating lease liabilities	$901,271	$875,229
Reduction of lease liability and right-of-use asset from lease modification	$38,787	$—
Non-cash increase in indemnification asset through accounts payable	$4,326,276	$—
Changes in purchases of property, plant and equipment in accounts payable and accrued expenses	$—	$400,308

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

The Company conducts research, development and manufacturing of novel products by applying its proprietary PRINT® technology, a particle engineering platform, to enable precise production of uniform drug particles designed to improve the safety, efficacy and performance of a wide range of therapies. The Company’s lead product candidate, for which it holds worldwide commercial rights, is LIQ861 for the treatment of PAH.

LIQ861 is an inhaled dry powder formulation of treprostinil designed to improve the therapeutic profile of treprostinil by enhancing deep lung delivery and achieving higher dose levels than current inhaled therapies. The Company submitted the New Drug Application (“NDA”) for LIQ861 in January 2020. In November 2020, the Company received a Complete Response Letter (“CRL”) issued by the Food and Drug Administration (“FDA”) with respect to the NDA for LIQ861. In May 2021, the Company resubmitted the NDA for LIQ861 in response to the CRL. In June 2021, the FDA accepted the Company’s resubmitted NDA for LIQ861 for review and established a PDUFA goal date of November 7, 2021.

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the impact of the COVID-19 coronavirus, and the ability to secure additional capital to fund operations. The Company expects to incur significant expenses and operating losses for the foreseeable future as it seeks regulatory approval and pursues commercialization of any approved product candidates. In addition, if the Company obtains marketing approval for any of its current or future product candidates, it would incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company's development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The Company may need to seek additional funding through public or private financings, debt financing or collaboration. If the Company determines it requires but is unable to obtain funding, the Company could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect its business prospects.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company has financed its growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, finance leases, bank borrowings, bank borrowings with warrants and the issuance of convertible notes and warrants. Since inception, the Company has incurred recurring losses, including net loss of $23.0 million for the the nine months ended September 30, 2021 and the Company had an accumulated deficit of $298.0 million as of September 30, 2021. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of the September 30, 2021 condensed consolidated financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these unaudited interim condensed consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business.

2. Basis of Presentation, Significant Accounting Policies and Fair Value Measurements

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2020, which are included in the Company’s 2020 Annual Report on Form 10-K.

There have been no material changes to the Company’s significant accounting policies during the the nine months ended September 30, 2021 compared with the significant accounting policies disclosed in Note 2 of the consolidated financial statements for the years ended December 31, 2020 and 2019, which are included in the Company’s 2020 Annual Report on Form 10-K.

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

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents as of September 30, 2021 were $64.1 million and included cash investments in money market funds of $63.1 million. Cash as of December 31, 2020 was $65.3 million and included no cash equivalents.

Accounts Receivable

Accounts receivable are stated at net realizable value including an allowance for doubtful accounts as of each balance sheet date, if applicable. As of September 30, 2021 and December 31, 2020, the Company has not recorded an allowance for doubtful accounts.

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

Goodwill

The Company acquired goodwill on its condensed consolidated balance sheet during the fourth quarter of 2020 from the Merger Transaction. The Company assesses goodwill for impairment at least annually as of July 1 or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For example, significant and unanticipated changes or our inability to obtain or maintain regulatory approvals for our product candidates, including the NDA for LIQ861, could trigger testing of our goodwill for impairment at an interim date. The Company has one reporting unit. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, in which case a quantitative impairment test is not required.

Per ASU 2017-04 the quantitative goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired. An impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value up to the amount of goodwill allocated to the reporting unit. Income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit are considered when measuring the goodwill impairment loss, if applicable. The Company completed its annual impairment test as of July 1, 2021 and concluded that no impairments have occurred.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the condensed consolidated balance sheet. 100% of the Company’s cash and cash equivalents are held with Silicon Valley Bank (“SVB”).

For the three and nine months ended September 30, 2021, one customer accounted for 99% of revenue. As of September 30, 2021 one customer accounted for 99% of the Company's accounts receivable.

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

Diluted net loss per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, stock options, restricted stock units and the SVB Warrant (see Note 13) are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive as the Company is in a net loss position for all periods presented. Due to their anti-dilutive effect, the calculation of diluted net loss per share for the three and nine months ended September 30, 2021 and 2020 does not include the following common stock equivalent shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock Options	5,451,114	2,747,538	5,101,347	2,516,604
Restricted Stock Units	283,691	123,369	304,230	98,355
SVB Warrant	200,000	—	158,242	—
Total	5,934,805	2,870,907	5,563,819	2,614,959

For the three and nine months ended September 30, 2021 and 2020, certain common stock warrants are included in the calculation of basic and diluted net loss per share since their exercise price is de minimis.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables present the placement in the fair value hierarchy of financial liabilities measured at fair value as of September 30, 2021 and December 31, 2020:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
September 30, 2021	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Money market mutual funds	$63,053,795	$—	$—	$63,053,795
Liabilities
Silicon Valley Bank term loan	$—	$10,274,486	$—	$10,331,648

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Value
Liabilities
Pacific Western Bank term loan	$—	$9,842,069	$—	$10,292,485

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

4. Contract Acquisition Costs, Intangible Asset, and Goodwill

Contract acquisition costs and the Intangible asset consist of the total value assigned to the Promotion Agreement (see Note 3 for Purchase Price Allocation). The Company is amortizing the value of the contract acquisition costs and intangible asset on a pro-rata basis based on the estimated total revenue or net profits to be recognized over the period from the date of the Merger Transaction through May 2027 (see Note 2 for Revenue Recognition accounting policy). Amortization of contract acquisition costs is recorded as a reduction of revenue and amortization of the intangible asset is recorded as cost of revenue. During the three and nine months ended September 30, 2021, the Company recorded total amortization of $779,873 and $2,350,086 from the contract acquisition costs as a reduction in revenue, respectively. Net contract acquisition costs totaled $10,439,634 and $12,792,491 as of September 30, 2021 and December 31, 2020. During the three and nine months ended September 30, 2021, the Company recorded total amortization of $337,665 and $1,017,526 from the intangible asset as cost of revenue, respectively.

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

On November 17, 2020, Liquidia PAH entered into a Litigation Funding and Indemnification Agreement (“Indemnification Agreement”) with PBM. PBM is considered to be a related party as it is controlled by a major stockholder (which beneficially owns approximately 9.9% of Liquidia Corporation Common Stock as of October 15, 2021) who is also a member of the Company’s Board of Directors.

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

As of September 30, 2021 and December 31, 2020, the Indemnification Asset and Litigation Finance Payable were classified as long-term assets and liabilities, respectively as it is considered unlikely that the litigation would conclude prior to September 30, 2022.

6. Stockholders’ Equity Authorized Capital

As of September 30, 2021, the authorized capital of the Company consists of 90,000,000 shares of capital stock, $0.001 par value per share, of which 80,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

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

Issuance of Common Stock from the ATM Agreement Commencing in August 2019

In August 2019, the Company entered into a sales agreement (the “ATM Agreement”) with Jefferies LLC (“Jefferies”) to issue and sell shares of the Company’s common stock, having an aggregate offering price of up to $40.0 million, from time to time during the term of the ATM Agreement, through an “at-the-market” equity offering program at the Company’s sole discretion, under which Jefferies acted as the Company’s agent and/or principal. The Company paid Jefferies a commission equal to 3.0% of the gross proceeds of any common stock sold through Jefferies under the ATM Agreement. During the nine months ended September 30, 2021, the Company sold 131,425 shares of common stock for net proceeds of $0.7 million after deducting the underwriting discounts and other offering expenses under the ATM Agreement. The ATM Agreement terminated upon the closing of the Merger Transaction.

Warrants

During the nine months ended September 30, 2021 and 2020, no warrants to purchase shares of common stock were exercised.

As of September 30, 2021 outstanding warrants consisted of the following:

	Number of
	warrants	Exercise Price		Expiration Date
SVB Warrant - Initial Tranche (see Note 13)	100,000		$3.05	February 26, 2031
SVB Warrant - Term B and Term C Tranches (see Note 13)	100,000	$	n/a	February 26, 2031
Other warrants	106,274		$0.02	December 31, 2026

As of December 31, 2020 outstanding warrants consisted of the following:

	Number of
	warrants	Exercise Price	Expiration Date
Other warrants	106,274	$0.02	December 31, 2026

7. Stock-Based Compensation

The Company’s 2020 Long-Term Incentive Plan (the “2020 Plan”) was approved by stockholders in November 2020. In addition to stock options, the 2020 Plan provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards. The 2020 Plan provides for accelerated vesting under certain change of control transactions. A total of 1,700,000 shares of the Company’s common stock was initially authorized and reserved for issuance under the 2020 Plan. This reserve will automatically increase each subsequent anniversary of January 1 through 2030, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors (the “Evergreen Provision”). On January 1, 2021, the number of shares of common stock available for issuance under the 2020 Plan automatically increased by 1,733,432 shares to 2,955,432 shares from 1,222,000 pursuant to the Evergreen Provision. As of September 30, 2021, the Company had 939,709 shares available to issue under the 2020 Plan.

The 2020 Plan replaced the Company’s 2018 Long-Term Incentive Plan (the “2018 Plan”) and as a result the 2018 Plan was discontinued. The 2018 Plan had replaced the 2016 Equity Incentive Plan (the “2016 Plan”) and 2004 Stock Option Plan (the “2004 Plan”) as the Company’s primary long-term incentive program. The 2018, 2016 and 2004 Plans have been discontinued but the outstanding awards under the 2018, 2016 and 2004 Plans will continue to remain in effect in accordance with their terms. Shares that are returned under the 2018, 2016 and 2004 Plans upon cancellation, termination or otherwise of awards outstanding under the 2018, 2016 and 2004 Plans will not be available for grant under the 2020 Plan. As of September 30, 2021, the Company had reserved for issuance 894,072 shares of common stock under the 2018 Plan, 313,652 shares of common stock under the 2016 Plan and 200,392 shares of common stock under the 2004 Plan, representing the remaining outstanding options granted under the 2018, 2016 and 2004 Plans.

During December 2020, the Company issued a stock option grant to its new chief executive officer (the “CEO”) to purchase up to 2,000,000 shares of the Company’s common stock (the “CEO Option”) at the exercise price on the grant date of $3.00 per share. The CEO Option was issued outside of the 2020 Plan and is subject to the following vesting schedule: 25% of the CEO Option will become vested and exercisable on the first anniversary of December 14, 2020 and the balance will become vested and exercisable in equal monthly installments over the following thirty-six months, subject to the CEO’s continuous employment with the Company. However, the CEO Option is subject to the following accelerated vesting events:

(i)	If the Company receives tentative approval by the FDA of the Company’s New Drug Application for LIQ861 prior to June 30, 2022, and the CEO is actively employed by the Company on such date, then 25% of the then-unvested portion of the CEO Option shall become vested and exercisable as of the date of the FDA’s tentative approval. As of September 30, 2021 this event had not occurred.
(ii)	If the Company achieves commercial availability of the subcutaneous Treprostinil product with cartridge supplies sufficient to support the market for one year by December 31, 2021, and the CEO is actively employed by the Company on such date, then 25% of the then-unvested portion of the CEO Option shall become vested and exercisable as of the date the Company can document by competent proof to the Board of the achievement of such milestone. In addition, the CEO Option will become 100% vested upon certain change of control transactions. As of September 30, 2021 this event was deemed probable to occur and an additional $236,176 charge to stock-based compensation expense was recorded during the quarter ended September 30, 2021 associated with the acceleration.

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

The Company recorded the following stock-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
By Expense Category:	2021	2020	2021	2020
Research and development	$288,116	$292,386	$816,966	$853,704
General and administrative	935,928	788,614	2,105,293	2,094,378
Total stock-based compensation expense	$1,224,044	$1,081,000	$2,922,259	$2,948,082

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
By Type of Award:	2021	2020	2021	2020
Stock options	$1,218,694	$1,044,991	$2,927,149	$2,843,409
Restricted stock units	5,350	36,009	(4,890)	104,673
Total stock-based compensation expense	$1,224,044	$1,081,000	$2,922,259	$2,948,082

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted average basis, by type of award:

	As of September 30, 2021
		Weighted
		Average
		Remaining
		Recognition
	Unamortized	Period
	Expense	(Years)
Stock options	$9,139,975	3.1
Restricted stock units	$812,560	1.3

Stock Options

The following table summarizes the assumptions used for estimating the fair value of stock options granted under the Black-Scholes option-pricing model during:

	Nine Months Ended
	September 30,
	2021	2020
Expected dividend yield	—	—
Risk-free interest rate	0.62% - 1.67%	0.40% - 1.60%
Expected volatility	91% - 96%	87% - 90%
Expected life (years)	5.2 - 6.1	6.3

As a result of using these assumptions in the Black-Scholes option-pricing model, the weighted average fair value for options granted during the nine months ended September 30, 2021 and 2020 was $2.02 and $4.16 per share, respectively.

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

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2021:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2020	4,692,071	$5.51
Granted	2,000,750	2.70
Exercised	(623)	2.33
Cancelled	(1,062,059)	7.11
Outstanding as of September 30, 2021	5,630,139	$4.21	8.3	$291,098
Exercisable as of September 30, 2021	1,308,478	$7.22	5.0	$49,750
Vested and expected to vest as of September 30, 2021	5,605,939	$4.20	8.3	$291,098

The aggregate intrinsic value of stock options in the table above represents the difference between the $2.76 closing price of the Company’s common stock as of September 30, 2021 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

Restricted Stock Units

Restricted Stock Units (“RSUs”) represent the right to receive shares of common stock of the Company at the end of a specified time period or upon the achievement of a specific milestone. RSUs can only be settled in shares of the Company’s common stock. During the nine months ended September 30, 2021, the Board of Directors approved grants of an aggregate of 334,015 performance-based RSUs to employees. These performance RSUs vest upon the tentative approval by the FDA of the Company’s New Drug Application for LIQ861. The achievement of this performance milestone was not deemed probable as of September 30, 2021. During March 2020, the Board of Directors approved grants of an aggregate of 138,464 non-performance-based RSUs to employees. RSUs represent the right to receive shares of common stock of the Company at the end of a specified time period. The RSUs vest over a four-year period similar to stock options granted to employees.

A summary of nonvested RSU awards outstanding as of September 30, 2021 and changes during the nine months then ended is as follows:

		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	RSUs	(per RSU)
Nonvested as of December 31, 2020	88,131	$4.68
Granted	334,015	2.97
Vested	(14,209)	3.33
Forfeited	(136,237)	3.99
Nonvested as of September 30, 2021	271,700	$2.99

Employee Stock Purchase Plan

In November 2020, stockholders approved the Liquidia Corporation 2020 Employee Stock Purchase Plan (the “2020 ESPP”). As of September 30, 2021, a total of 300,000 shares of the Company’s common stock are reserved for issuance under the 2020 ESPP. The initial six-month offering period commenced on September 1, 2021 and will be followed by successive six-month offering periods. The 2020 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions, subject to plan limitations. Unless otherwise determined by the administrator, the Company’s common stock will be purchased for the accounts of employees participating in the 2020 ESPP at a price per share that is 85% of the fair market value of the Company’s common stock on the last trading day of the offering period.

8. License Agreements

The Company performs research under a license agreement with The University of North Carolina at Chapel Hill (“UNC”) as amended to date (the “UNC License Agreement”). As part of the UNC License Agreement, the Company holds an exclusive license to certain research and development technologies and processes in various stages of patent pursuit, for use in its research and development and commercial activities, with a term until the expiration date of the last to expire patent subject to the UNC License Agreement, subject to industry standard contractual compliance. Under the UNC License Agreement, the Company is obligated to pay UNC royalties equal to a low single digit percentage of all net sales of drug products whose manufacture, use or sale includes any use of the technology or patent rights covered by the UNC License Agreement, including LIQ861. The Company may grant sublicenses of UNC licensed intellectual property in return for specified payments based on a percentage of any fee, royalty or other consideration received.

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

The Company derived approximately 99% of its revenue from the Promotion Agreement during the three and nine months ended September 30, 2021

Refund Liability

In accordance with the Promotion Agreement, Liquidia PAH receives consideration from Sandoz in the form of a share of Net Profits for the promotional activities it performs. The share of Net Profits received is subject to adjustments from Sandoz for items such as distributor chargebacks, rebates, inventory returns, inventory write-offs and other adjustments (the “Net Profits Adjustment”). The Company expects to refund certain amounts to Sandoz through a reduction of the cash received from future Net Profits generated under the Promotion Agreement. As of September 30, 2021, a $526,491 refund liability is offset against accounts receivable from Sandoz related to net service revenues recognized during the nine months ended September 30, 2021. As of December 31, 2020 $927,136 of accounts receivable from Sandoz related to net service revenues was offset against the refund liability.

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2021	2020
Lab and build-to-suit equipment	$7,544,098	$7,499,645
Office equipment	28,410	31,205
Furniture and fixtures	257,774	257,774
Computer equipment	463,789	404,558
Leasehold improvements	11,506,332	11,524,738
Construction-in-progress	—	65,820
Total property, plant and equipment	19,800,403	19,783,740
Accumulated depreciation and amortization	(14,348,134)	(12,978,170)
Property, plant and equipment, net	$5,452,269	$6,805,570

The Company recorded depreciation and amortization expense of $428,010 and $722,325 for the three months ended September 30, 2021 and 2020, respectively, and $1,372,632 and $2,178,402 for the nine months ended September 30, 2021 and 2020, respectively.

11. Income Taxes

The Company did not record a federal or state income tax expense or benefit during the three and nine months ended September 30, 2021 as a result of the establishment of a full valuation allowance being required against the Company’s net deferred tax assets.

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

The Company’s lease cost is reflected in the accompanying condensed statements of operations and comprehensive loss as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2021	2020	2021	2020
Operating lease cost	General and administrative	$195,118	$195,118	$585,353	$585,353
Finance lease cost:
Amortization of lease assets	General and administrative	41,800	328,946	227,187	1,027,123
Interest on lease liabilities	Interest expense	12,632	27,431	31,651	100,911
Total Lease Cost		$249,550	$551,495	$844,191	$1,713,387

The weighted average remaining lease term and discount rates as of September 30, 2021 were as follows:

Weighted average remaining lease term (years):
Operating leases	5.1
Finance leases	2.6
Weighted average discount rate:
Operating leases	10.3%
Finance leases	6.5%

The discount rate for operating leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms.

The future minimum lease payment as of September 30, 2021 were as follows:

	Operating	Finance
Year ending December 31:	Leases	Leases	Total
2021 - three months remaining	$306,436	$101,326	$407,762
2022	1,243,934	342,762	1,586,696
2023	1,283,253	195,350	1,478,603
2024	1,316,540	114,727	1,431,267
2025	1,355,923	64,161	1,420,084
Thereafter	1,157,807	—	1,157,807
Total minimum lease payments	6,663,893	818,326	7,482,219
Less: Interest	(1,480,512)	(65,527)	(1,546,039)
Present value of lease liabilities	$5,183,381	$752,799	$5,936,180

Commitments

In connection with the Merger Transaction, we agreed to issue additional consideration of up to 2,708,333 additional shares of common stock to the former equity holders of RareGen (now Liquidia PAH) contingent on achievement of certain Liquidia PAH revenue targets during the year ending December 31, 2021. As of September 30, 2021 and December 31, 2020, the fair value of this contingent consideration was deemed to be immaterial.

In March 2012, the Company entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to the Company’s manufacturing capabilities during the term of the agreement. The Company agreed to pay future contingent royalties, totaling no more than $1,500,000, on net sales of certain products. As of September 30, 2021, none of the contingent royalties had been earned.

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

13. Long-Term Debt

Long-term debt consisted of the following as of September 30, 2021 and December 31, 2020:

		September 30,	December 31,
	Maturity Date	2021	2020
Pacific Western Bank term loan	October 25, 2022	$—	$10,292,485
Silicon Valley Bank term loan	September 1, 2024	10,331,648	—
Less current portion		—	—
Long-term debt		$10,331,648	$10,292,485

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

The Company and its two wholly owned subsidiaries, Liquidia Technologies and Liquidia PAH, entered into a Loan and Security Agreement with SVB on February 26, 2021 (the “Effective Date”) and a First Loan Modification Agreement with SVB on August 26, 2021. The Loan and Security Agreement, as amended by the First Loan Modification Agreement, is referred to as the “Loan Agreement.” The Loan Agreement established a term loan facility in the aggregate principal amount of up to $20.5 million (the “Term Loan Facility”). An initial $10.5 million (the “Term A Loan”) was funded on March 1, 2021 and was used to satisfy the Company’s existing obligations under the A&R LSA, consisting of approximately $9.4 million in outstanding principal and interest, and such obligations are considered fully repaid and terminated as of that date, with the excess proceeds funded to the Company. The Company accounted for the repayment of the A&R LSA in accordance with ASC 405, Extinguishments of Liabilities, which resulted in a loss on extinguishment during the nine months ended September 30, 2021 of approximately $53,150, which is included in interest expense in the consolidated statement of operations and comprehensive loss.

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

Subject to certain exceptions, the Loan Agreement contains covenants prohibiting the Company from, among other things, and subject to certain limited exceptions: (a) conveying, selling, leasing, transferring or otherwise disposing of its properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in or reasonably related thereto by it or any of its subsidiaries; (d) engaging in mergers or acquisitions; (e) incurrence of additional indebtedness; (f) allowing any lien or encumbrance on any of its property; (g) paying any dividends; (h) repurchasing its equity; and (i) making payment on subordinated debt. In addition, the Loan Agreement requires Liquidia to maintain an unrestricted and unencumbered “Minimum Cash Balance” (as defined therein) equal to at least (i) $30.0 million during the period commencing on the Effective Date and including the date immediately prior to the funding date of the Term B Loan (the “Term B Loan Funding Date”) and (ii) during the period commencing on the Term B Loan Funding Date through and including the date immediately prior to the funding date of the Term C Loan (the “Term C Loan Funding Date”), $35.0 million. Moreover, in the event the Minimum Cash Balance is not achieved during any calendar quarter during the term of the Loan Agreement, the Loan Agreement requires Liquidia to maintain cumulative “Cash Burn” (as defined in the Loan Agreement) for the periods ending March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022 and for each calendar quarter thereafter less than or equal to $10.5 million, $17.0 million, $56.1 million, $61.1 million and $65.6 million, respectively; provided, however, that the above amounts shall be increased by an amount equal to 75% of the aggregate net cash proceeds received by the Company from the sale of the Company’s equity securities on or after June 30, 2021 but on or prior to the last day of such calendar quarter; provided, further, that upon the Term C Loan Funding Date, the Cash Burn covenant shall no longer apply. The Company was in compliance with the loan covenants as of September 30, 2021.

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

In connection with the Loan Agreement, the Company issued to SVB a warrant, dated as of the Effective Date (the “SVB Warrant”) to purchase up to 200,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), of which (x) 100,000 shares vested on the Effective Date, with an exercise price per share equal to $3.05 (the “Initial Tranche”), and (y) 50,000 shares shall become exercisable on each of the Term B Loan Funding Date and Term C Loan Funding Date (if these events occur), with an exercise price per share equal to the lower of (i) the trailing 10-day average price of the Common Stock on the applicable funding date and (ii) the closing price per share of Common Stock on the trading day prior to applicable funding date (the “Term B and C Tranches”). The SVB Warrant is exercisable for ten (10) years from the date of issuance, and will be exercised automatically on a net issuance basis if not exercised prior to the expiration date and if the then-current fair market value of one share of Common Stock is greater than the exercise price then in effect.

The Company evaluated the features of the Loan Agreement and SVB Warrant in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The Company determined that the Loan Agreement and Warrant did not contain any features that would qualify as a derivative or embedded derivative. In addition, the Company determined that the SVB Warrant should be classified as equity. The value of the SVB Warrant is included in Additional Paid-in-Capital in the Company’s condensed consolidated balance sheet as of September 30, 2021. The estimated fair value of the SVB Warrant of was calculated using the Black-Scholes Option Pricing Model based on the following inputs:

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

Scheduled annual maturities of long-term debt as of September 30, 2021 are as follows:

Year ending December 31:
2021 – three months remaining	$—
2022	—
2023	5,250,000
2024	5,250,000
Thereafter	—
Total	10,500,000
Less: Unamortized discount, debt issuance costs and accretion	(168,352)
Less: Current portion of long-term debt	—
Long-term debt, noncurrent	$10,331,648

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

Since our inception, we have incurred significant operating losses. Our net loss was $23.0 million for the nine months ended September 30, 2021 and $59.8 million and $47.6 million for the years ended December 31, 2020 and 2019, respectively. As of September 30, 2021, we had an accumulated deficit of $298.0 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.

Product Pipeline

Our lead product candidate is LIQ861 for the treatment of PAH. LIQ861, is an inhaled dry powder formulation of treprostinil designed to improve the therapeutic profile of treprostinil by enhancing deep lung delivery and achieving higher dose levels than current inhaled therapies while using a convenient, east-to-use dry-powder inhaler (“DPI”). We submitted the New Drug Application (“NDA”) for LIQ861 in January 2020. In November 2020, the Company received a Complete Response Letter (“CRL”) issued by the Food and Drug Administration (“FDA”) with respect to the NDA for LIQ861. In May 2021, the Company resubmitted the NDA for LIQ861 in response to the CRL. In June of 2021, the FDA accepted the Company’s resubmitted NDA for LIQ861 for review and established a PDUFA goal date of November 7, 2021. Subsequent to the resubmission of the NDA for LIQ861, the FDA confirmed the need to conduct on-site pre-approval inspections of two U.S. manufacturing facilities before the NDA for LIQ861 can be approved: the Company’s Morrisville, NC facility and the facility of the third-party provider of encapsulation and packaging services for LIQ861. These pre-approval inspections were completed in August of 2021 and October of 2021, respectively.

Components of Consolidated Statements of Operations

Revenue

We primarily generate revenue pursuant to the Promotion Agreement, under which we share in the profit derived from the sale of Treprostinil Injection in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. On May 21, 2021 Liquidia PAH’s manufacturing partner, Chengdu Shifeng Medical Technologies LTD (“Chengdu”) began selling the RG 3ml Medication Cartridge, which may be used to supply medications to PAH patients. Following this clearance, we expect unit sales of Treprostinl Injection to increase, however, due to a reduction in the contractual profit split percentage from 80% to 50% as a result of achievement of predetermined cumulative sales thresholds revenues are expected to grow at a slower pace than unit sales. Previously, we also derived revenue from licensing our proprietary PRINT® technology and from conducting research, development and manufacturing of novel products by applying our proprietary PRINT® technology.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the development of our product candidates. We expense research and development costs as incurred. These expenses include:

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. In the near term we expect our research and development expenses to remain consistent with the three months ended September 30, 2021, however, levels of research and development spending are highly dependent upon the selection and progression of product candidates. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

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

Critical Accounting Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2020 Annual Report on Form 10-K. There have been no material changes during the nine months ended September 30, 2021 to our critical accounting policies, significant judgments and estimates disclosed in our 2020 Annual Report on Form 10-K.

Results of Operations

Three and Nine Months Ended September 30, 2021 compared with the Three and Nine Months Ended September 30, 2020

The following table summarizes the results of our operations for the three and nine months ended September 30, 2021 and 2020, together with the changes in those items in dollars and as a percentage (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2021	2020	Change	Change	2021	2020	Change	Change

	(in thousands)
Revenue	$3,179	$—	$3,179	*	$9,638	$—	$9,638	*
Costs and expenses:
Cost of revenue	890	—	890	*	2,297	—	2,297	*
Research and development	4,487	7,661	(3,174)	(41.4)%	15,136	26,975	(11,839)	(43.9)%
General and administrative	4,882	7,152	(2,270)	(31.7)%	14,640	16,201	(1,561)	(9.6)%
Total costs and expenses	10,259	14,813	(4,554)	(30.7)%	32,073	43,176	(11,103)	(25.7)%
Loss from operations	(7,080)	(14,813)	7,733	(52.2)%	(22,435)	(43,176)	20,741	(48.0)%
Other income (expense):
Interest income	4	35	(31)	(88.6)%	30	156	(126)	(80.8)%
Interest expense	(205)	(191)	(14)	7.3%	(610)	(656)	46	(7.0)%
Total other expense, net	(201)	(156)	(45)	28.8%	(580)	(500)	(80)	16.0%
Net loss and comprehensive loss	$(7,281)	$(14,969)	$7,688	(51.4)%	$(23,015)	$(43,676)	$20,661	(47.3)%
*	Not meaningful

Revenue

We recognized no revenue for the three months ended September 30, 2020, compared to $3.2 million for the three months ended September 30, 2021. Revenue recognized during 2021 related primarily to the Promotion Agreement after the acquisition of Liquidia PAH in November 2020.

We recognized no revenue for the nine months ended September 30, 2020, compared to $9.6 million for the the nine months ended September 30, 2021. Revenue recognized during 2021 related primarily to the Promotion Agreement after the acquisition of Liquidia PAH in November 2020.

Cost of Revenue

We recognized no cost of revenue for the three months ended September 30, 2020, compared to $0.9 million for the three months ended September 30, 2021. Cost of revenue recognized during 2021 related to the Promotion Agreement as noted above.

We recognized no cost of revenue for the nine months ended September 30, 2020, compared to $2.3 million for the nine months ended September 30, 2021. Cost of revenue recognized during 2021 related to the Promotion Agreement as noted above.

Research and Development Expenses

Research and development expenses were $4.5 million for the three months ended September 30, 2021 compared with $7.7 million for the three months ended September 30, 2020, a decrease of $3.2 million or 41.4%. The decrease primarily related to lower expenses from our LIQ861 clinical program as well as lower employee and consulting expenses. During the three months ended September 30, 2021, we incurred $1.3 million related to LIQ861 compared to $4.2 million during the three months ended September 30, 2020. Research and development expenses for the three months ended September 30, 2021 and 2020 also included $2.0 million and $2.9 million in consulting and personnel costs, including stock-based compensation, respectively. This decrease was primarily driven by lower headcount year-over-year.

Research and development expenses were $15.1 million for the nine months ended September 30, 2021 compared with $27.0 million for the nine months ended September 30, 2020, a decrease of $11.9 million or 43.9%. The decrease primarily related to lower expenses from our LIQ861 clinical program, which was substantially completed prior to filing the NDA in April 2020 and lower employee and consulting expenses. During the nine months ended September 30, 2021, we incurred $5.6 million related to LIQ861 compared to $14.6 million during the the nine months ended September 30, 2020. Research and development expenses for the the nine months ended September 30, 2021 and 2020 also included $6.2 million and $9.9 million in consulting and personnel costs, including stock-based compensation, respectively. This decrease was primarily driven by lower headcount year-over-year.

General and Administrative Expenses

General and administrative expenses were $4.9 million for the three months ended September 30, 2021, compared with $7.2 million for the three months ended September 30, 2020. The decrease of $2.3 million or 31.7% was primarily due to $2.9 million lower consulting expenses and professional fees associated with corporate activities offset by a $0.6 million increase in legal fees related to our ongoing LIQ861-related litigation.

General and administrative expenses were $14.6 million for the nine months ended September 30, 2021 compared with $16.2 million for the nine months ended September 30, 2020. The decrease of $1.6 million or 9.6% was primarily due to $5.1 million lower consulting expenses and professional fees associated with corporate activities offset by a $3.8 million increase in legal fees related to our ongoing LIQ861-related litigation.

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $64.1 million and $65.3 million, respectively.

We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, finance leases, bank borrowings and the issuance of convertible notes. Our principal uses of cash and cash equivalents have been for working capital requirements and capital expenditures. As of September 30, 2021, we had a cash and cash equivalents of $64.1 million, stockholders’ equity of $73.0 million and an accumulated deficit of $298.0 million.

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

We entered into a Loan and Security Agreement with SVB in February 2021 and a First Loan Modification Agreement with SVB in August 2021. The Loan and Security Agreement, as amended by the First Loan Modification Agreement, is referred to as the “Loan Agreement.” The proceeds of the Loan Agreement were used to pay off the approximately $9.4 million in outstanding principal and interest under the A&R LSA. We received a 24-month interest-only period and also have access to additional tranches of capital, pending achievement of certain milestones.

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

Subject to certain exceptions, the Loan Agreement contains covenants prohibiting us from, among other things, and subject to certain limited exceptions: (a) conveying, selling, leasing, transferring or otherwise disposing of our properties or assets; (b) liquidating or dissolving; (c) engaging in any business other than the business currently engaged in or reasonably related thereto by us or any of our subsidiaries; (d) engaging in mergers or acquisitions; (e) incurrence of additional indebtedness; (f) allowing any lien or encumbrance on any of our property; (g) paying any dividends; (h) repurchasing our equity; and (i) making payment on subordinated debt. In addition, the Loan Agreement requires us to maintain an unrestricted and unencumbered “Minimum Cash Balance” (as defined therein) equal to at least (i) $30.0 million during the period commencing on the Effective Date and including the date immediately prior to the funding date of the Term B Loan (the “Term B Loan Funding Date”) and (ii) during the period commencing on the Term B Loan Funding Date through and including the date immediately prior to the funding date of the Term C Loan (the “Term C Loan Funding Date”), $35.0 million. Moreover, in the event the Minimum Cash Balance is not achieved during any calendar quarter during the term of the Loan Agreement, the Loan Agreement requires us to maintain cumulative “Cash Burn” (as defined in the Loan Agreement) for the periods ending March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022 and for each calendar quarter thereafter equal to $10.5 million, $17.0 million, $56.1 million, $61.1 million and $65.6 million, respectively; provided, however, that the above amounts shall be increased by an amount equal to 75% of the aggregate net cash proceeds received by us from the sale of our equity securities on or after June 30, 2021 but on or prior to the last day of such calendar quarter; provided, further, that upon the Term C Loan Funding Date, the Cash Burn covenant shall no longer apply.

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

We believe that our current cash balance will enable us to fund our current operating expenses and planned capital expenditures beyond the projected expiration of the regulatory stay related to LIQ861 in October 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect or accelerate our commercialization activities in preparation for a potential launch of LIQ861. We have implemented a more cost-efficient operating plan to further improve our cash flow. In addition, sales of Treprostinil Injection are expected to continue to contribute positive cashflow. If we receive regulatory approval for LIQ861, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Some of these expenses may be accelerated prior to the expiration of the regulatory stay related to LIQ861 in October 2022. We may require additional capital to commercialize LIQ861, if we receive regulatory approval, and to pursue in-licenses or acquisitions of other product candidates. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to raise sufficient additional capital, we may need to substantially curtail our planned operations and the pursuit of our growth strategy.

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

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(26,476)	$(40,056)
Investing activities	(87)	(713)
Financing activities	25,301	64,524
Net increase (decrease) in cash and cash equivalents	$(1,262)	$23,755

Operating Activities

Net cash used in operating activities decreased $13.6 million to $26.5 million for the the nine months ended September 30, 2021 from $40.1 million for the nine months ended September 30, 2020. The increase was mainly due to an increase in revenue and a decrease in our research and development and general and administrative expenses during the nine months ended September 30, 2021 ended compared with the nine months ended September 30, 2020.

Investing Activities

Net cash used in investing activities consisting of property, plant and equipment was $0.1 million the nine months ended September 30, 2021 compared with $0.7 million during the nine months ended September 30, 2020

Financing activities

Net cash provided by financing activities was $25.3 million during the nine months ended September 30, 2021 compared with $64.5 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we received $21.7 million net proceeds from the Private Placement which closed on April 13, 2021, as well as $3.9 million in litigation financing Deployments, which will be paid directly to attorneys involved in the UTC/Smiths Medical Litigation in the following quarter. The ongoing costs of the UTC/Smiths Medical Litigation are included as operating outflows. During the nine months ended September 30, 2020, we received $70.3 million in net proceeds from the public offering of our common stock in July 2020 and $0.7 million from the sale of our common stock under the ATM Agreement, which was offset by $4.2 million in principal payments under the the A&R LSA, $1.4 million paid for expenses related to our sale of Private Placement Shares that closed in December 2019 and $0.9 million in principal payments on finance leases.

Contractual Obligations and Commitments

In connection with the Merger Transaction, we agreed to issue additional consideration of up to 2,708,333 additional shares of common stock to the former equity holders of RareGen (now Liquidia PAH) contingent on achievement of certain revenue targets during the year ended December 31, 2021. As of September 30, 2021, the fair value of this contingent consideration was deemed to be immaterial.

In March 2012, the Company entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to the Company’s manufacturing capabilities during the term of the agreement. The Company agreed to pay future contingent royalties, totaling no more than $1,500,000, on net sales of certain products. As of September 30, 2021, none of the contingent royalties had been earned.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management concluded that our internal control over financial reporting was not effective as of September 30, 2021 as a result of material weaknesses in our internal control over financial reporting.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment of the effectiveness of our internal control over financial reporting, our management identified the following material weaknesses that existed as of September 30, 2021:

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

Remedial Actions to Address Material Weaknesses

We continue to evaluate the effectiveness of our remediation efforts, including demonstrating that the new or improved controls are designed appropriately and operate effectively for a reasonable period of time. We expect to make further changes to our internal controls. The following actions have been, or are expected to be, taken, to strengthen our controls and organizational structure:

●	To address issues with recent employee turnover, we have hired a new Chief Financial Officer and controller. We regularly assess the need for additional accounting personnel to assist with maintaining and improving our internal control environment. We have leveraged the services of consulting firms to assist us with strengthening and monitoring of our internal controls processes and documentation. In addition, we have provided training to individuals that provide key information and perform key roles within our financial accounting and reporting group in order to enhance the level of understanding and the level of documentation of the performance of internal controls processed.
●	We have completed installation of a new accounting system and have designed and implemented controls to ensure adequate segregation of duties within our financial reporting function, including the preparation and review of journal entries. Specifically, all journal entries now follow an automated workflow that requires an independent review by someone without the ability to post the journal entry.
●	We have implemented a formal policy to restrict and monitor user and privileged access to financial applications and data to appropriate Company personnel.

We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures. We believe the measures described above have strengthened our internal control over financial reporting, however, the material weaknesses will not be considered remediated until a sustained period of time has passed to allow for continued operation of the new controls and for management to test the operational effectiveness of the new controls. Testing is expected to continue during the year ending December 31, 2021 and will continue to provide an update on the status of our remediation activities on a quarterly basis.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Controls and Procedures.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Internal Controls and Procedures – Remedial Actions to Address Material Weaknesses” for additional information regarding the status of our remediation activities.

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

On June 4, 2021, United Therapeutics filed a motion seeking leave to amend its complaint in the Hatch-Waxman Litigation. United Therapeutics alleges that we and a former United Therapeutics employee who later joined us as an employee conspired to misappropriate certain trade secrets of United Therapeutics. We disagree with United Therapeutics’ allegations, deny any liability for misappropriation of any trade secrets and intend to vigorously defend against these new allegations. The motion for leave to amend remains under consideration by the Court.

On March 30, 2020, we filed two petitions for inter partes review with the Patent Trial and Appeal Board (the PTAB) of USPTO. One petition was for inter partes review of the ‘901 Patent, and sought a determination that the claims in the ‘901 Patent are invalid, and a second petition was for inter partes review of the ‘066 Patent, and sought a determination that the claims in the ‘066 Patent are invalid. Both the ‘901 Patent and ‘066 Patent are owned by United Therapeutics and both patents are related to U.S. Patent No. 8,497,393 which was granted to United Therapeutics and subsequently invalidated by the USPTO in an inter partes review instituted in 2016 by SteadyMed Ltd. On October 13, 2020, the PTAB instituted an inter partes review of the ‘901 Patent and concurrently denied institution on the ‘066 Patent, stating that the ‘066 petition has not established a reasonable likelihood that it would prevail in showing that at least one of the challenged claims is unpatentable. On March 1, 2021, PTAB denied a request from United Therapeutics for a rehearing regarding PTAB’s decision to institute an inter partes review of the ‘901 patent. On

October 8, 2021, the PTAB issued a final written decision concluding that seven of the claims in the ‘901 patent were unpatentable, leaving only the narrower dependent claims 6 and 7, both of which require actual storage at ambient temperature of treprostinil sodium.

On January 7, 2021, we filed a petition for inter partes review with the PTAB, relating to the ‘793 patent, which is also owned by United Therapeutics, seeking a determination that the claims in the ‘793 patent are invalid. On August 11, 2021, the PTAB instituted an inter partes review of the ‘793 Patent. A final written decision determining the validity of the challenged claims of the ‘793 patent is expected within 12 months from institution.

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

On January 29, 2020, the court denied Liquidia PAH’s and Sandoz’s motion for a preliminary injunction and United Therapeutics’ and Smiths Medicals’ motion to dismiss. On November 6, 2020, Sandoz and Liquidia PAH entered into a binding term sheet (the “Term Sheet”) with Smiths Medical in order to resolve the outstanding UTC/Smiths Medical Litigation solely with respect to disputes between Smiths Medical, Liquidia PAH and Sandoz. On April 12, 2021, Liquidia PAH and Sandoz entered into a Long Form Settlement Agreement (the “Settlement Agreement”) with Smiths Medical to further detail the terms of the settlement among such parties as reflected in the Term Sheet. Pursuant to the Term Sheet and the Settlement Agreement, the former RareGen members and Sandoz received a payment of $4.25 million that was evenly split between the parties. In addition, pursuant to the Term Sheet and Settlement Agreement, Smiths Medical disclosed and made available to Sandoz and Liquidia PAH certain specifications and other information related to the cartridge that Smiths Medical developed and manufactures for use with the CADD-MS 3 Infusion pump (the “CADD-MS 3 Cartridge”). Pursuant to the Settlement Agreement, Smiths Medical also granted Liquidia PAH and Sandoz a non-exclusive, royalty-free license in the United States to Smiths Medical’s patents and copyrights associated with the CADD-MS 3 Cartridge and certain other information for use of the CADD-MS 3 pump and the CADD-MS 3 Cartridges. Smiths also agreed in the Settlement Agreement to provide information and assistance in support of Liquidia PAH’s efforts to receive FDA clearance for the RG Cartridge and to continue to service certain CADD-MS 3 pumps that are available for use with the Treprostinil Injection through January 1, 2025. Liquidia PAH and Sandoz agreed, among other things, to indemnify Smiths from certain liabilities related to the RG Cartridge. As of the date of this Quarterly Report on Form 10-Q, the UTC/Smiths Medical Litigation is ongoing. On September 10, 2021, United Therapeutics filed a motion for summary judgment with respect to all of the claims brought by Sandoz and Liquidia PAH against United Therapeutics. Briefing with respect to the motion for summary judgment is in process.

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

The following is a summary of the principal risk factors described in this section:

●	We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. The future viability of our company is dependent on our ability to raise additional capital to finance our future operations.
●	We have a history of losses and our future profitability remains uncertain.
●	We are primarily dependent on the success of our product candidate, LIQ861, for which we recently resubmitted an NDA with the FDA in response to a CRL received from the FDA in November 2020, and this product candidate may fail to receive marketing approval (in a timely manner or at all) or may not be commercialized successfully.
●	United Therapeutics has initiated a lawsuit against us in which it claims that LIQ861 is infringing three of its patents, which may result in our company being delayed in its efforts to commercialize LIQ861.
●	Liquidia PAH does not hold the FDA regulatory approval for Treprostinil Injection or the RG Cartridge and is dependent on Sandoz and Chengdu to manufacture and supply Treprostinil Injection and the RG Cartridge, respectively, in compliance with FDA requirements, and is more broadly dependent on Sandoz’s and Chengdu’s FDA and healthcare compliance relative to Treprostinil Injection and the RG Cartridge, respectively.
●	Sales of Treprostinil Injection are dependent on market acceptance of generic treprostinil for parenteral administration and the medical devices used for administration of Treprostinil Injection, including the RG Cartridge, by patients, health care providers and by third-party payors, while interactions with these persons and entities are subject to compliance requirements. The commercial success of Treprostinil Injection may also be impacted by increasing generic competition which may result in declining prices for Treprostinil Injection.
●	We expect that we will need further financing for our existing business and future growth, which may not be available on acceptable terms, if at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations. The failure to obtain further financing may also prevent us from capitalizing on other potential product candidates or indications which may be more profitable than LIQ861 or for which there may be a greater likelihood of success.
●	We face significant competition from large pharmaceutical companies, among others, in developing our products and in gaining regulatory approval to bring them to market in time to achieve commercial success, and our operating results will suffer if we are unable to compete effectively.
●	Our credit facility with SVB contains operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in SVB taking possession and disposing of any collateral.
●	Our products may not achieve market acceptance.

●	Our product candidates are based on our proprietary, novel technology, PRINT, which has not been used to manufacture any products that have been previously approved by the FDA, making it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.
●	Our business and operations are likely to be adversely affected by the evolving and ongoing COVID-19 global pandemic.
●	We may not be able to build a commercial operation, including establishing and maintaining marketing and sales capabilities or enter into agreements with third parties to market and sell our drug products.
●	We depend on third parties for clinical and commercial supplies, including single suppliers for the active ingredient, the device, encapsulation and packaging of LIQ861.
●	We rely on third parties to conduct our preclinical studies and clinical trials.
●	We may become involved in litigation to protect our intellectual property, to enforce our intellectual property rights or to defend against claims of intellectual property infringement by third parties, which could be expensive, time-consuming and may not be successful.
●	We depend on skilled labor, and our business and prospects may be adversely affected if we lose the services of our skilled personnel, including those in senior management, or are unable to attract new skilled personnel.
●	We expect that the market price of our common stock may be volatile, and you may lose all or part of your investment.
●	As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the trading price of our shares. The results of our assessment of the effectiveness of internal control over financial reporting (“ICFR”) indicate that we had multiple material weaknesses which have not been fully remedied as of September 30, 2021.

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

We have incurred net losses of $23.0 million during the nine months ended September 30, 2021 and $59.8 million and $47.6 million during the years ended December 31, 2020 and 2019, respectively. We also had negative operating cash flows for each of these periods. As of September 30, 2021, we had an accumulated deficit of $298.0 million.

Since our incorporation, we have invested heavily in the development of our product candidates and technologies, as well as in recruiting management and scientific personnel. To date, we have not commenced the commercialization of our product candidates and all of our revenue has been derived from up-front fees and milestone payments made to us in connection with licensing and collaboration arrangements we have entered into and the Promotion Agreement, under which we share in the profit derived from the sale of Treprostinil Injection in the United States. These up-front fees and milestone payments have been, and combined with revenue generated from Treprostinil Injection may continue to be, insufficient to match our operating expenses. We expect to continue to devote substantial financial and other resources to the clinical development of our product candidates and, as a result, must generate significant revenue to achieve and maintain profitability or raise additional capital to fund clinical development. We may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow.

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

Our credit facility contains restrictions that limit our flexibility in operating our business. Under the terms of the loan and security agreement dated as of February 26, 2021, as amended on August 26, 2021, with SVB (the “LSA”), pursuant to which SVB extended a $20.5 million term loan facility to us, of which $10.5 million was received on March 1, 2021 in an initial tranche and up to an aggregate of $10.0 million may be received in two equal tranches subject to our satisfaction of certain conditions thereunder, we may not, among other actions, without the prior written consent of SVB, (a) pay any dividends or make any other distribution or payment or redeem, retire or purchase any capital stock, except in certain prescribed circumstances, (b) create, incur, assume, or be or be liable with respect to any indebtedness except certain permitted indebtedness, or make or permit any payment on any subordinated debt, except under certain limited circumstances, or (c) merge or consolidate with any other person, other than certain limited exceptions. Additionally, in the event that we do not maintain the applicable Minimum Cash Balance, which is currently $30.0 million, under our facility with SVB for any calendar quarter, we are required, during the term of the LSA to maintain to have at all times cumulative “Cash Burn” (as defined in the LSA) for the periods ending March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022

and for each calendar quarter thereafter less than or equal to $10.5 million, $17.0 million, $56.1 million, $61.1 million and $65.6 million, respectively; provided, however, that the above amounts shall be increased by an amount equal to 75% of the aggregate net cash proceeds received by us from the sale of our equity securities on or after June 30, 2021 but on or prior to the last day of such calendar quarter; provided, further, that upon the Funding Date of the Term C Loan Advance (as such terms are defined in the LSA), the Cash Burn covenant shall no longer apply. Our facility with SVB is collateralized by all of our assets excluding our intellectual property, on which we have granted a negative pledge.

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

Liquidia PAH does not hold the FDA regulatory approval for Treprostinil Injection and is dependent on Sandoz to manufacture and supply Treprostinil Injection in compliance with FDA requirements, and is more broadly dependent on Sandoz’s FDA and healthcare compliance relative to Treprostinil Injection.

Sandoz holds the FDA approval (the ANDA) for and controls Treprostinil Injection and is responsible among other things for the compliant manufacture, distribution, labeling, and advertising of Treprostinil Injection. Our role is one of a specialized service provider to Sandoz. As a result, we are dependent on Sandoz to manufacture and supply Treprostinil Injection, and dependent on Sandoz for the continued FDA compliance of Treprostinil Injection. We do not have control over Sandoz’s compliance with laws and regulations applicable to drug manufacturers and ANDA holders (for example, applicable current good manufacturing practices (GMPs); FDA labeling, promotional labeling, and advertising requirements; pharmacovigilance and adverse event reporting; and other ongoing FDA reporting and submission requirements), nor over its compliance with healthcare compliance and fraud, waste, and abuse laws, or similar regulatory requirements and other laws and regulations, such as those related to environmental health and safety matters. In addition, we have no control over the ability of Sandoz to maintain adequate quality control, quality assurance and qualified personnel, or other personnel with roles related to the regulatory compliance of Treprostinil Injection and its labeling, promotion, and advertising or of Sandoz’s activities in relation to government healthcare programs. If the FDA or a comparable foreign regulatory authority finds deficiencies with the manufacture or quality assurance of Treprostinil Injection or identifies safety or efficacy concerns related to Treprostinil Injection, or if Sandoz otherwise is unable to comply with applicable laws, regulations and standards, Sandoz’s ability to manufacture, sell and supply Treprostinil Injection could be limited.

Sandoz’s ability to consistently manufacture and supply Treprostinil Injection in a timely manner may also be interrupted by production shortages or other supply interruptions, including as a result of the ongoing COVID-19 pandemic. Our share of net profits under the Promotion Agreement is reduced by certain manufacturing costs and other write-offs related to Sandoz’s inability to sell Treprostinil Injection, including in the event that Treprostinil Injection expires prior to sale. Currently, Treprostinil Injection expires 24 months after the date of manufacture.

Sales of Treprostinil Injection are dependent on market acceptance of generic treprostinil for parenteral administration by patients, health care providers and by third-party payors, while interactions with these persons and entities are subject to compliance requirements. The commercial success of Treprostinil Injection may also be impacted by increasing generic competition which may result in declining prices for Treprostinil Injection.

Our ability to sell Treprostinil Injection is dependent on market acceptance of generic treprostinil for parenteral administration by patients, health care providers and by third-party payors. If Treprostinil Injection does not achieve an adequate level of acceptance, we may not generate sufficient revenue to offset our cost of revenue.

At the same time, arrangements with healthcare providers, physicians, third-party payors and customers, and our sales, marketing and educational activities, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain its business or financial arrangements and relationships.

The degree of market acceptance of Treprostinil Injection will depend on a number of factors, including:

●	the efficacy, safety and potential advantages compared to alternative treatments;
●	our ability to offer Treprostinil Injection for sale at competitive prices (generic drug prices, after initial generic entry, have been observed to decline with the entrance of additional generic competition);
●	the convenience and ease of administration compared to alternative treatments;

●	product labeling or product insert requirements of the FDA or foreign regulatory authorities, including any limitations or warnings contained in a product’s approved labeling, including any black box warning;
●	the willingness of the target patient population to try new treatments, including the generic version of a brand, and of physicians to prescribe such treatments;
●	our ability to hire and retain sales and marketing personnel and their ability to support Sandoz under the Promotion Agreement;
●	the strength of Sandoz’s manufacturing and distribution support;
●	the requirement by third-party payors to use generic treprostinil for parenteral administration in place of Remodulin;
●	the availability of third-party coverage and adequate reimbursement for Treprostinil Injection;
●	the prevalence and severity of any side effects;
●	any restrictions on the use of Treprostinil Injection together with other medications;
●	our and Sandoz’s ability to maintain relationships with the specialty pharmacies; and
●	the services provided by specialty pharmacies related to use of Treprostinil Injection.

Our business may also be impacted by the need to maintain compliant operations (including oversight and monitoring of personnel and our activities) in relation to interactions with the persons and parties noted above, relative to FDA and healthcare law requirements, and with consideration of government and industry compliance best practices.

Medical devices, which we do not control, are necessary for the administration of Treprostinil Injection.

In order for Treprostinil Injection to be administered to patients, patients must use certain other medical equipment, including pumps, cartridges and infusion sets. We do not manufacture or control such medical equipment, which is manufactured by third parties and owned and dispensed by specialty pharmacies, hospitals or other third parties. Our ability to serve patients is dependent upon the ability of specialty pharmacies to maintain sufficient inventory of such medical equipment to provide to patients. If manufacturers cease to manufacture or support medical equipment or if specialty pharmacies are unable to obtain or maintain sufficient inventories of such medical equipment, our sales may be adversely impacted.

We have worked with Chengdu to develop the RG Cartridge, which recently received FDA 510(k) clearance. The ability of patients to administer Treprostinil Injection through subcutaneous injection is dependent on the continued availability of the RG Cartridge. Our ability to sell the Treprostinil Injection for subcutaneous administration is dependent on market acceptance of the RG Cartridge by patients, health care providers and by third-party payors. If the RG Cartridge does not achieve an adequate level of acceptance or if the RG Cartridge experiences any quality problems, recalls or other adverse events, our ability to provide Treprostinil Injection to patients who receive Treprostinil through subcutaneous injection will be limited. The degree of market acceptance of the RG Cartridge will depend on a number of factors, including:

●	the efficacy, safety, quality and potential advantages or disadvantages compared to alternative cartridges;
●	Chengdu’s ability to offer the RG Cartridge for sale at competitive prices;
●	the strength of Chengdu’s manufacturing and distribution support; and
●	Chengdu’s ability to maintain regulatory approvals necessary to manufacture and sell the RG Cartridge in the United States.

We are also seeking to work with third parties to develop or procure pumps that can be used to administer Treprostinil Injection in the future. Such pumps may require FDA 510(k) clearance before they can be sold. There is no guarantee that we or a third party will receive FDA 510(k) clearance. Failure by us or third parties to successfully develop or supply the medical equipment or to obtain or maintain regulatory approval or clearance of such medical equipment could negatively impact the market acceptance of and sales of Treprostinil Injection.

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

On June 4, 2021, United Therapeutics filed a motion seeking leave to amend its complaint in the Hatch-Waxman Litigation. United Therapeutics alleges that we and a former United Therapeutics employee who later joined us as an employee conspired to misappropriate certain trade secrets of United Therapeutics. We disagree with United Therapeutics’ allegations, deny any liability for misappropriation of any trade secrets and intend to vigorously defend against these new allegations. The motion for leave to amend remains under consideration by the Court.

On March 30, 2020, we filed two petitions for inter partes review with the Patent Trial and Appeal Board (PTAB) of the USPTO. One petition was for inter partes review of the ‘901 Patent, seeking a determination that the claims in the ‘901 Patent are invalid, and a second petition is for inter partes review of the ‘066 Patent, seeking a determination that the claims in the ‘066 Patent are invalid. Both the ‘901 Patent and ‘066 Patent are owned by United Therapeutics and are related to U.S. Patent No. 8,497,393 which was granted to United Therapeutics and subsequently invalidated by the USPTO in an inter partes review instituted in 2016 by SteadyMed Ltd. On October 13, 2020, the PTAB instituted an inter partes review of the ‘901 Patent and concurrently denied institution on the ‘066 Patent, stating that the ‘066 petition has not established a reasonable likelihood that it would prevail in showing that at least one of the challenged claims is unpatentable. On March 1, 2021, PTAB denied a request from United Therapeutics for a rehearing regarding PTAB’s decision to institute an inter partes review of the ‘901 patent. On October 8, 2021, the PTAB issued a final written decision concluding that seven of the claims in the ‘901 patent were unpatentable, leaving only the narrower dependent claims 6 and 7, both of which require actual storage at ambient temperature of treprostinil sodium.

On January 7, 2021, we filed a petition with the PTAB for inter partes review of the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. On August 11, 2021, the PTAB instituted an inter partes review of the ‘793 Patent. A final written decision determining the validity of the challenged claims of the ‘793 Patent is expected within 12 months from institution.

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

Any new drug product that competes with a prior approved drug product must demonstrate advantages in safety, efficacy, tolerability or convenience in order to overcome price competition and to be commercially successful. Our products, if and when approved, are expected to face competition from drug products that are already on the market, as well as those in our competitors’ development pipelines. We expect that our lead program, LIQ861, an inhaled treprostinil therapy for the treatment of PAH, will face competition from the following inhaled treprostinil therapies that are either currently marketed or in clinical development:

◾
●	Tyvaso, marketed by United Therapeutics, has been approved for the treatment of PAH in the United States since 2009. Tyvaso is the reference listed drug in our NDA for LIQ861. Following patent litigation, United Therapeutics and Watson Pharmaceuticals reached a settlement whereby Watson Pharmaceuticals will be permitted to enter the market with a generic version of Tyvaso beginning on January 1, 2026. In April 2021, United Therapeutics announced that Tyvaso was approved by FDA to include WHO group III PH-ILD patients.
●	Ventavis®, marketed by Actelion, a division of Johnson & Johnson, has been approved for the treatment of PAH in the United States since 2004.

●	Tyvaso DPI, licensed from MannKind as TreT by United Therapeutics, is currently in development in the United States for the treatment of PAH. Under the license agreement with MannKind, United Therapeutics is responsible for global development, regulatory and commercial activities. MannKind will manufacture clinical supplies and initial commercial supplies of the product while long-term commercial supplies will be manufactured by United Therapeutics. United Therapeutics announced that it had submitted an NDA in April 2021 to support FDA approval of Tyvaso DPI for the treatment of pulmonary arterial hypertension and pulmonary hypertension associated with interstitial lung disease. In October 2021, United Therapeutics announced the receipt of a complete response letter from the FDA with respect to its NDA for Tyvaso DPI, but expressed confidence that the issue raised in the complete response letter could be resolved quickly and that Tyvaso DPI could receive approval by the summer of 2022 or earlier. The NDA includes results from clinical studies evaluating safety and pharmacokinetics of switching PAH patients from Tyvaso to Tyvaso DPI and data comparing the pharmacokinetics of Tyvaso DPI to Tyvaso in healthy volunteers. United Therapeutics further reported that these are the only clinical studies necessary to support FDA approval and that the indicated population for Tyvaso DPI will mirror that of Tyvaso, which United Therapeutics announced in April 2021 was approved by FDA to include WHO group III PH-ILD patients. If Tyvaso DPI is approved by FDA before LIQ861 receives final approval from the FDA, then there is a possibility that the FDA could grant three years of market exclusivity to Tyvaso DPI as an inhaled dry-powder formulation of treprostinil that could delay the final approval of LIQ861 until said exclusivity expires.
●	Treprostinil Palmitil Inhalation Powder (TPIP), is a dry-powder formulation of a treprostinil prodrug being developed by Insmed. Insmed announced the completion of an initial Phase 1 study in February 2021 which demonstrated that TPIP was generally safe and well tolerated, with a pharmacokinetic profile that supports once-daily dosing. Insmed initiated a Phase 2 trial in May 2021 studying patients diagnosed with PAH and intends to initiate trials to study PH-ILD and IPF. If the TPIP clinical program is successful in demonstrating less frequent dosing with similar efficacy and safety to LIQ861 and Tyvaso DPI, then TPIP has the potential to be viewed as a more attractive option and may take market share rapidly.

In addition to these other inhaled treprostinil therapies, we expect that LIQ861 will also face competition from other treprostinil-based drugs, including Orenitram, which is administered orally, and Remodulin, which is administered parenterally, both of which are marketed by United Therapeutics. Branded pharmaceutical companies such as United Therapeutics continue to defend their products vigorously through, among other actions, life cycle management, marketing agreements with third-party payors, pharmacy benefits managers and generic manufacturers. These actions add increased competition in the generic pharmaceutical industry, including competition for Treprostinil Injection.

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

Generic drug prices may, and often do, decline, sometimes dramatically, especially as additional generic pharmaceutical companies (including low-cost generic producers outside of the United States) receive approvals and enter the market for a given product. The goals established under the Generic Drug User Fee Act, and increased funding of the FDA’s Office of Generic Drugs, have led to more and faster generic approvals, and consequently increased competition for generic products. The FDA has stated that it has established new steps to enhance competition, promote access and lower drug prices and is approving record-breaking numbers of generic applications. The FDA’s changes may benefit our competitors. Our ability to sell Treprostinil Injection and earn revenue is affected by the number of companies selling competitive products, including new market entrants, and the timing of their approvals.

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

We are also aware of several other agents in clinical development that are exploring mechanisms of action which, if approved, could impact the standard of care for treating PAH in the United States, including programs from Acceleron Pharma, Inc., Gossamer Bio, Inc., PhaseBio Pharmaceuticals, Inc. and Sumitovant Biopharma Ltd, among others.

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

In order to market and sell any of our drug products, if and when approved, we will be required to build our marketing and sales capabilities with respect to such products. With the acquisition of Liquidia PAH, we acquired a sales force to market generic treprostinil in accordance with the Promotion Agreement. We cannot assure you that we will be successful in further building our marketing and sales capabilities or be able to do so in a cost-effective manner. In addition, we may enter into collaboration arrangements with third parties to market our drug products. We may face significant competition for collaborators. In addition, collaboration arrangements may be time-consuming to negotiate and document. We cannot assure you that we will be able to negotiate collaborations for the marketing and sales of our drug products on acceptable terms, or at all. Even if we do enter into such collaborations, we cannot assure you that our collaborators will be successful in commercializing our products. If we or our collaborators are unable to successfully commercialize our drug products, whether in the United States or elsewhere, our business and results of operations may be materially and adversely affected.

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

For example, we currently rely on a sole supplier for treprostinil, the active pharmaceutical ingredient of LIQ861, which sources treprostinil from a manufacturer in South Korea, with whom we have a long-term supply agreement. If our supplier is unable to supply treprostinil to us in the quantities we require, or at all, or otherwise defaults on its supply obligations to us, or if it ceases its relationship with us, we may not be able to obtain alternative supplies of treprostinil from other suppliers on acceptable terms, in a timely manner, or at all. We also rely on a sole supplier for encapsulation and packaging services, with whom we have a long-term contract. Furthermore, LIQ861 is administered using the RS00 Model 8 DPI, which is manufactured by Plastiape, which is located in Italy. We purchase our RS00 Model 8 DPI supply pursuant to purchase orders and do not have a long-term contract with Plastiape. In the event of any prolonged disruption to our supply of treprostinil, the encapsulation and packaging services, or the manufacture and supply of RS00 Model 8 DPI or, our ability to develop and commercialize, and the timeline for commercialization of, LIQ861 may be adversely affected.

Additionally, in December 2019, a novel strain of COVID-19 (coronavirus) was reported to have surfaced in Wuhan, China and continues to be a global pandemic as of the date of this Quarterly Report on Form 10-Q. The full impact of the coronavirus is unknown and continues to rapidly evolve. Both South Korea, the country from which our supplier sources treprostinil, and Italy, the country in which Plastiape is headquartered, have had significant outbreaks of this disease, which, in the case of Italy, led to a lockdown of the entire country. The extent to which the coronavirus impacts our ability to procure sufficient supplies for the development and commercialization of our products and product candidates will depend on the severity, location and duration of the spread of the coronavirus, and the actions undertaken to contain the coronavirus or treat its effects.

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

We need to protect our trademark, trade name and service mark rights to prevent competitors from taking advantage of our name recognition.

We believe that the protection of our trademark, trade name and service mark rights, such as Liquidia, the Liquidia logo and PRINT, is an important factor in product recognition, protecting our brand, maintaining goodwill and maintaining or increasing market share. We may expend substantial cost and effort in an attempt to register new trademarks, trade names and service marks and maintain and enforce our trademark, trade name and service mark rights. If we do not adequately protect our rights in our trademarks, trade names and service marks from infringement, any name recognition that we have developed in those trademarks could be lost or impaired.

Third parties may claim that the sale or promotion of our products, when and if approved, may infringe on the trademark, trade name and service mark rights of others. Trademark, trade name and service mark infringement problems occur frequently in connection with the sale and marketing of pharmaceutical products. If we become involved in any dispute regarding our trademark, trade name and service mark rights, regardless of whether we prevail, we could be required to engage in costly, distracting and time-consuming litigation that could harm our business. If the trademarks, trade names and service marks we use are found to infringe upon the trademarks, trade names or service marks of another company, we could be liable for damages and be forced to stop using those trademarks, trade names or service marks, and as a result, we could lose all the name recognition that has been developed in those trademarks, trade names or service marks.

Risks Related to the Manufacturing of our Product Candidates

Our product candidates are based on our proprietary, novel technology, PRINT, which has not been used to manufacture any products that have been previously approved by the FDA, making it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.

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

The purchasers of such shares of common stock have agreed not to offer, sell, transfer or otherwise dispose of any such shares during the 6-month period following the closing. The 6-month lock-up period recently expired, allowing such shares to be freely sold in the public market which could cause our stock price to decline.

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

As of October 15, 2021, 51,977,992 shares of our common stock were outstanding, of which 40,705,936 shares of common stock, or 78.3% of our outstanding shares as of October 15, 2021, are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act (“Rule 144”). The resale of the remaining 11,272,056 shares held by our stockholders as of October 15, 2021 is currently prohibited or otherwise restricted as a result of securities law provisions. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

As of October 15, 2021, the holders of 10,513,974 shares, or 20.2%, of our outstanding shares as of October 15, 2021, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including the employee stock purchase plan. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance or resale (as applicable), subject to lock-up agreements, if any.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 36.2% of our capital stock as of October 15, 2021. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of the Board, and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the trading price of our shares. The results of our assessment of the effectiveness of internal control over financial reporting (ICFR) indicate that we had multiple material weaknesses which have not been fully remedied as of September 30, 2021.

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

As required by the Sarbanes Oxley Act of 2002 and commencing with the fiscal year ended December 31, 2019, we were required to furnish a report by management on, among other things, the effectiveness of our ICFR. In connection with the assessment of the effectiveness of our ICFR, our management identified material weaknesses that existed as of December 31, 2019 and December 31, 2020 which have not been fully remedied as of September 30, 2021. See Item 4. Controls and Procedures for additional information.

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

An impairment of our long-lived contract acquisition cost and intangible assets, including goodwill, could have a material non-cash adverse impact on our results of operations.

In connection with the accounting for our RareGen acquisition, we have recorded significant amounts of contract acquisition costs, intangible assets, and goodwill. Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill has been impaired. Contract acquisition costs and amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. The valuation of goodwill depends on a variety of factors, the success of the Company’s business, including our ability to obtain regulatory approval for LIQ861, global market and economic conditions, earnings growth and expected cash flows. Impairments may be caused by factors outside the Company’s control, such as actions by the FDA, increasing competitive pricing pressures, and various other factors. Significant and unanticipated changes or our inability to obtain or maintain regulatory approvals for our product candidates, including the NDA for LIQ861, could require a non-cash charge for impairment in a future period, which may significantly affect the Company’s results of operations in the period of such charge.

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

Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic may negatively impact productivity and our research and development activities, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, although our employees are accustomed to working remotely, changes in internal controls due to remote work arrangements may result in control deficiencies in the preparation of our financial reports, which could be material. Currently, many of our employees are continuing to work remotely, with only essential personnel required to work on site as needed to produce LIQ861 and conduct other activities that cannot be conducted remotely.

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

The laws that may affect our ability to operate include, but are not limited to, the following examples:

●	The federal Anti-Kickback Statute (AKS) prohibits, among other things, persons and entities including pharmaceutical manufacturers from, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for or the purchase, lease, or order of, or the

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

Our company and our facilities are subject to payment of fees, registration and listing requirements, ongoing review and periodic inspections by the FDA and other regulatory authorities for compliance with quality system regulations, including the FDA’s cGMP requirements. These regulations cover all aspects of the manufacturing, testing, quality control and record-keeping of our drug products. Furthermore, the facilities where our product candidates are manufactured may be subject to additional inspections by the FDA before we can obtain marketing approval and remain subject to periodic inspection even after our product candidates have received marketing approval. Suppliers of components and materials, such as active pharmaceutical ingredients, used to manufacture our drug products are also required to comply with the applicable regulatory standards.

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

10.1

First Loan Modification Agreement, dated as of August 26, 2021, by and among Silicon Valley Bank, Liquidia Corporation, Liquidia Technologies, Inc. and Liquidia PAH, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2021).

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
101*

The following materials from Liquidia Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2021 and 2020 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 3, 2021

LIQUIDIA CORPORATION
By:	/s/ Damian deGoa
Damian deGoa
Chief Executive Officer

DATE: November 3, 2021

LIQUIDIA CORPORATION
By:	/s/ Michael Kaseta
Michael Kaseta
Chief Financial Officer