Form 10-K
period 2021-12-31
Liquidia Corp
filed 2022-03-17
CIK 1819576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2021, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $61,668,021 based on a $2.86 closing price per share as reported on the Nasdaq Capital Market.

As of March 4, 2022, there were 52,435,802 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Liquidia Corporation Definitive Proxy Statement with respect to the 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein. Except with respect to information specifically incorporated by reference in the Form 10-K, each document incorporated by reference herein is deemed not to be filed as part hereof.

LIQUIDIA CORPORATION

This Annual Report on Form 10-K, or this Annual Report, includes our trademarks, trade names and service marks, such as Liquidia, the Liquidia logo, YUTREPIA and PRINT, or Particle Replication In Non-wetting Templates, which are protected under applicable intellectual property laws and are the property of Liquidia Corporation. This Annual Report also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report may be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	those identified and disclosed in our public filings with the U.S. Securities and Exchange Commission (SEC) including, but not limited to (i) the timing of and our ability to obtain and maintain regulatory approvals for our product candidates, including YUTREPIA, the potential for, and timing regarding, eventual FDA final approval of and our ability to commercially launch YUTREPIA, including the potential impact of regulatory review, approval, and exclusivity developments which may occur for competitors; (ii) the timeline or outcome related to our current patent litigation with United Therapeutics pending in the U.S. District Court for the District of Delaware, the inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office or any appeals of any decisions issued by the U.S. District Court for the District of Delaware or the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office; (iii) our ability to predict, foresee, and effectively address or mitigate future developments resulting from the COVID-19 pandemic or other global shutdowns, which could include a negative impact on the availability of key personnel, the temporary closure of our facility or the facilities of our business partners, suppliers, third-party service providers or other vendors, or delays in payments or purchasing decisions, or the interruption of domestic and global supply chains, liquidity and capital or financial markets; and (iv) our ability to continue operations as a going concern without obtaining additional funding;
●	our expectations regarding the size of the patient populations for, market acceptance and opportunity for those drug products and medical devices that we commercialize in collaboration with third parties, including Sandoz Inc.’s first-to-file fully substitutable generic treprostinil injection and the RG 3ml Medication Cartridge that we developed in collaboration with Chengdu Shifeng Medical Technologies LTD.;
●	our ability to draw down on our debt facility with Silicon Valley Bank (“SVB”) and SVB Innovation Credit Fund VIII, L.P. (“Innovation”) and our ability to satisfy the covenants contained in the Amended and Restated Loan and Security Agreement with SVB and Innovation;
●	our ability to retain, attract and hire key personnel;
●	prevailing economic, market and business conditions;
●	the cost and availability of capital and any restrictions imposed by lenders or creditors;
●	changes in the industry in which we operate;
●	the failure to renew, or the revocation of, any license or other required permits;
●	unexpected charges or unexpected liabilities arising from a change in accounting policies, including any such changes by third parties with whom we collaborate and from whom we receive a portion of their net profits, or the effects of acquisition accounting varying from our expectations;
●	the risk that the credit ratings of our company or our subsidiaries may be different from what the companies expect, which may increase borrowing costs and/or make it more difficult for us to pay or refinance our debts and require us to borrow or divert cash flow from operations in order to service debt payments;
●	fluctuations in interest rates;
●	adverse outcomes of pending or threatened litigation or governmental investigations, if any;
●	the effects on the companies of future regulatory or legislative actions, including changes in healthcare, environmental and other laws and regulations to which we are subject;
●	conduct of and changing circumstances related to third-party relationships on which we rely, including the level of credit worthiness of counterparties;
●	the volatility and unpredictability of the stock market and credit market conditions;

●	conditions beyond our control, such as natural disasters, global pandemics (including COVID-19), or acts of war or terrorism;
●	variations between the stated assumptions on which forward-looking statements are based and our actual experience;
●	other legislative, regulatory, economic, business, and/or competitive factors;
●	our plans to develop and commercialize our product candidates;
●	our planned clinical trials for our product candidates;
●	the timing of the availability of data from our clinical trials;
●	the timing of our planned regulatory filings;
●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
●	the clinical utility of our product candidates and their potential advantages compared to other treatments;
●	our commercialization, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for the manufacture of our product candidates and the sufficiency of our current manufacturing facilities to produce development and commercial quantities of our product candidates;
●	our ability to establish and maintain collaborations;
●	our estimates regarding the market opportunities for our product candidates;
●	our intellectual property position and the duration of our patent rights;
●	our estimates regarding future expenses, capital requirements and needs for additional financing; and
●	our expected use of proceeds from prior public offerings and the period over which such proceeds, together with cash, will be sufficient to meet our operating needs.

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

We generate revenue pursuant to a Promotion Agreement between Liquidia PAH and Sandoz Inc. (“Sandoz”) sharing profit derived from the sale of the first-to-file fully substitutable generic treprostinil injection (“Treprostinil Injection”) in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. We employ a targeted sales force calling on physicians and hospital pharmacies in the treatment of pulmonary arterial hypertension (PAH), as well as key stakeholders involved in the distribution and reimbursement of Treprostinil Injection. Strategically, we believe that our commercial presence in the field will enable an efficient base from which to expand and support the launch of YUTREPIA™ (treprostinil) inhalation powder, formerly known as LIQ861, and tentatively approved by the United States Food and Drug Administration (FDA) in November 2021. We intend to leverage our existing relationships and further validate our reputation as a company committed to supporting PAH patients as we prepare to launch YUTREPIA upon receiving final FDA approval.

We are actively investigating projects that include new indications, formulations, and delivery devices for our existing products and product candidates and evaluating potential new products to treat PH and other conditions. We conduct research, development, and manufacturing of novel products by applying our proprietary PRINT® technology, a particle engineering platform, to enable precise production of uniform drug particles designed to improve the safety, efficacy and performance of a wide range of therapies. We have development experience in inhaled therapies, vaccines, biologics, and ophthalmic implants, among others.

Our Products and Candidates for PH

Our current commercial focus is treating patients diagnosed with PAH. PH is divided into five groups based on the criteria of the World Health Organization (WHO) as defined at the 5th World Symposium on Pulmonary Hypertension in Nice, France. WHO Group I is comprised of individuals with PAH.

PAH is a rare, chronic, progressive disease caused by hardening and narrowing of the pulmonary arteries that can lead to right heart failure and eventually death, with an estimated diagnosed, treated prevalence in the United States of approximately 30,000 patients. There is currently no cure for PAH, so the goals of existing treatments are to alleviate symptoms, maintain or improve functional class, delay disease progression and improve quality of life. Drugs targeting the prostacyclin pathway are central to PAH therapy. Prostacyclin analogs, like treprostinil, have been developed for continuous infusion, either intravenously or subcutaneously, inhalation using a nebulizer and oral administration in the form of tablets. The maximal efficacy benefit of any one drug in the prostacyclin pathway is partially limited by its specific safety profile.

Delivering prostacyclin analogs by inhalation has been effective and causes fewer systemic side effects. Inhalation of prostacyclin analogs helps supplement the endogenous production of prostacyclin where it is normally synthesized, near the targeted pulmonary arteries. As a result, inhalation of prostacyclin analogs helps avoid side effects related to off-target tissues and takes advantage of binding key prostacyclin receptors that are preferentially expressed in the lung. The only inhaled prostacyclin analogs approved by the FDA are Tyvaso® (treprostinil) and Ventavis® (iloprost), which both require nebulizers.

Systemic delivery of prostacyclin has proven effective but challenging. Parenteral delivery of prostacyclin analogs by continuous infusion via intravenous or subcutaneous administration, like Remodulin® (treprostnil) and epoprosentol, are considered the most effective treatment for PAH; however, the inconvenience of external pumps and side-effect profiles have limited their use to severely ill patients. Oral tablet delivery of prostacyclin analogs, like Orenitram® (treprostinil), or agonists of the prostacyclin signaling pathway, like Uptravi® (selexipag), improve convenience compared to infusions, but does not address the off-target toxicities that limit optimal dosing.

In 2020, the total reported net revenue of branded therapies used to treat PAH exceeded $4 billion in the United States, of which $2.2 billion targeted the prostacyclin pathway. United Therapeutics reported that its class of branded treprostinil-based products generated net revenue of $1.43 billion in 2021, of which Tyvaso® contributed $607.5 million from predominately U.S. net sales, Orenitram contributed $306.1 million and Remodulin® contributed $513.7 million with $90.2 million in net revenue coming from non-U.S. sales.

The addressable patient population and market value of inhaled treprostinil-based treatments is expected to grow due to new indications and the advent of dry-powder inhalers. In April 2021, the FDA approved Tyvaso® to treat a sub-population of patients in WHO Group III with Interstitial Lung Disease (PH-ILD). United Therapeutics estimates the PH-ILD patient group to be 30,000 patients for whom there are no approved treatments. United Therapeutics is also enrolling clinical studies of Tyvaso to treat patients diagnosed with pulmonary hypertension and chronic obstructive pulmonary disorder (PH-COPD), estimated at 100,000 patients, and idiopathic pulmonary fibrosis (IPF), estimated at more than 100,000 patients.

As the addressable market increases, we believe there will be increased focus on the convenience and clinical utility of approved inhaled treatment options. Dry powder inhalers (“DPIs”) offer increased convenience to patients as compared to nebulizers which should increase adoption and compliance to treatment. As with nebulizers, physicians will titrate DPIs to higher, tolerable doses over time to maximize the benefit of prostacyclin therapy. In WHO Group III patients specifically, there is growing medical preference for inhaled therapies to avoid ventilation-perfusion mismatch resulting from systemic delivery of prostacyclins.

YUTREPIATM (treprostinil) Inhalation Powder to Treat PAH

Our lead investigational drug, YUTREPIA™ (treprostinil) inhalation powder was tentatively approved by the FDA in November 2021. YUTREPIA is an inhaled dry powder formulation of treprostinil designed to improve the therapeutic profile of treprostinil by enhancing deep lung delivery and achieving higher dose levels than current inhaled therapies while using a convenient, easy-to-use dry-powder inhaler, the RS00 Model 8 DPI. This device and its variants have been used in at least eight marketed products globally since 2001, including Novartis’s Foradil Aerolizer® for the treatment of asthma and chronic obstructive pulmonary disease (COPD).

We believe YUTREPIA can become the prostacyclin of first choice across the disease continuum because of its convenience, localized deep lung delivery, and ability to titrate to patient tolerance and benefit. YUTREPIA has shown to be safe and well tolerated in patients who are transitioning from Tyvaso and patients who are inhalation naïve. Drug particles in YUTREPIA have been designed with uniform size and shape to enhance delivery to the deep lung. YUTREPIA has demonstrated it can be safely titrated to dose levels well above the target maintenance dose of Tyvaso, and can do so using a convenient, robust, and proven DPI. The net impact is that we believe YUTREPIA should improve the dose range, durability and duration of treatment via inhaled administration, and thereby significantly expand the market value beyond what has been achieved with Tyvaso and Ventavis.

We have developed YUTREPIA under the 505(b)(2) regulatory pathway using the nebulized form of treprostinil, Tyvaso®, as the reference listed drug. This regulatory pathway allows us to rely in part on the FDA’s previous findings of efficacy and safety of Tyvaso® and the active ingredient treprostinil. We submitted the New Drug Application (“NDA”) for YUTREPIA in January 2020. In November 2020, the FDA issued a Complete Response Letter (“CRL”) to the NDA, which we resubmitted in May 2021. The FDA conducted on-site pre-approval inspections of two U.S. manufacturing facilities: the Company’s Morrisville, NC facility and the facility of the third-party provider of encapsulation and packaging services for YUTREPIA in August 2021 and October 2021, respectively.

In November 2021, the FDA issued a tentative approval of YUTREPIA which indicated that the NDA had met all the requirements for final approval but cannot yet be marketed. Final FDA approval and launch of YUTREPIA are directly impacted by the pending Hatch-Waxman litigation commenced by United Therapeutics on June 4, 2020. As a result, the

FDA cannot issue a final approval for the YUTREPIA NDA until the expiration of a 30-month regulatory stay in October 2022 or earlier judgment unfavorable to United Therapeutics by the court. The FDA’s tentative approval can be subject to change based on new information that may come to FDA’s attention between such time as the tentative and final approval. A new drug product may not be marketed until the date of final approval.

Our NDA submission was based in part upon the results of our pivotal, open-label Phase 3 clinical trial, Investigation of the Safety and Pharmacology of Dry Powder Inhalation of Treprostinil, for YUTREPIA (“INSPIRE”). The primary objective of the INSPIRE study was to evaluate the long-term safety of YUTREPIA with a primary endpoint to assess safety and tolerability through Month 2. The study enrolled patients who have either (a) been under stable treatment with Tyvaso® (nebulizer-delivered treprostinil) for at least three months and transitioned to YUTREPIA under the protocol (“Transition patients”), or (b) patients who had been under stable treatment with no more than two non-prostacyclin oral PAH therapies for at least three months and then had their treatment regimen supplemented with YUTREPIA under the protocol (“Add-On patients”). Transition patients started at a dose comparable to their prior nebulized treprostinil dose and were titrated to higher doses as warranted by their clinical disease. Add-On patients started on a dose of 26.5 mcg of YUTREPIA, with most (>80%) titrating to a 79.5 mcg dose or higher within the first two months of treatment. Of the 121 patients enrolled in the study, 55 were Transition patients and 66 were Add-On patients.

YUTREPIA was observed to be well-tolerated and treatment-emergent adverse events (TEAEs) were mostly mild to moderate in nature at Month 2 up to doses of 159 mcg, the highest dose studied for the primary endpoint. We continued to treat patients who chose to remain on YUTREPIA beyond the Month 2 timepoint. At the completion of the INSPIRE study, the patient with the longest duration of treatment had been on YUTREPIA therapy for 18 months and the highest dosing reached in the INSPIRE study was 212 mcg of treprostinil given four times per day. Patients from INSPIRE had the option of rolling into the LTI-302 extension study to remain on treatment. Patients in LTI-302 continued to titrate doses upwards as needed with no observed maximum tolerated dose and the highest dose delivered being 238 mcg.

Our NDA submission also includes results from pharmacokinetic (PK) studies in healthy volunteers indicating that the single-capsule dose of 79.5 mcg YUTREPIA provides comparable PK with nine breaths of Tyvaso. For reference, the target dose of Tyvaso is 9 to 12 breaths per treatment session, 4 times daily. Clinical results from the PK and pivotal studies of YUTREPIA have been presented at various international scientific meetings such as the American Thoracic Society (ATS), International Society of Heart Lung Transplantation (ISHLT), Pulmonary Vascular Research Institute (PVRI), American College of Chest Physicians (ACCP) in 2019 and 2020.

We are considering conducting other clinical trials to generate additional data to support the use of YUTREPIA, including a clinical trial in pediatric patients. We conducted a clinical study, known as LTI 201, at certain investigational sites in France and Germany to characterize the hemodynamic dose-response relationship to YUTREPIA. In December 2020, we decided to terminate the study earlier than planned due to challenges related to the COVID-19 pandemic; however, we did observe acute, hemodynamic responses as expected with inhaled treprostinil.

Treprostinil Injection, a Generic Version of Remodulin®

Remodulin® is treprostinil administered through continuous intravenous and subcutaneous infusion, as approved by the FDA in 2002 and 2004, and marketed by United Therapeutics. Patients must use external pumps manufactured by third parties to deliver Remodulin®. Smiths Medical ASD, Inc. (“Smiths Medical”) manufactures the pumps used by most patients in the United States to administer Remodulin®, including the CADD-MS® 3 (MS 3) pump used to deliver subcutaneous Remodulin®, and the CADD-Legacy® pump to deliver intravenous Remodulin®. It is estimated that 3,000 patients are treated annually with parenteral, infused treprostinil split between the two routes of administration. Branded Remodulin® generated U.S. revenue of approximately $452 million and $423 million in 2020 and 2021, respectively. The decrease in annual net revenue was attributed to the increased use of generic options as well as COVID-19 pandemic.

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

Treprostinil Injection is available for intravenous and subcutaneous administration at the same specialty pharmacies that dispense the brand name medicine. When first launched in April 2019, Treprostinil Injection was only available for intravenous administration. The cartridges required to operate the CADD-MS 3 pump were not available to patients using Treprostinil Injection due to restrictions imposed by other companies. On May 21, 2021, Liquidia PAH’s manufacturing partner, Chengdu Shifeng Medical Technologies LTD (“Chengdu”) began selling the RG 3ml Medication Cartridge, which may be used to supply medications to PAH patients. The FDA’s clearance of Chengdu’s 510(k) supports the use of the cartridge with the CADD-MS 3 pump manufactured by Smiths Medical, which has been used for the SC administration of Remodulin for more than 10 years.

Our PRINT Technology

Our proprietary PRINT particle engineering technology allows us to engineer and manufacture highly uniform drug particles with precise control over the size, three-dimensional geometric shape and chemical composition of the particles. By controlling these physical and chemical parameters of particles, PRINT enables us to engineer desirable pharmacological benefits into product candidates, including prolonged duration of drug release, increased drug loading, more convenient routes of administration, the ability to create novel combination products, enhanced storage and stability and the potential to reduce adverse side effects. Our manufacturing equipment and materials used in the production of our drug particles are proprietary and protected by our patent portfolio and trade secret know-how.

An example of the precise particle engineering enabled by PRINT technology is demonstrated in YUTREPIA. Each particle is designed to enhance delivery and deep-lung penetration with a precise size and highly uniform shape inspired by a naturally occurring pollen. YUTREPIA PRINT particles have a one micrometer trefoil-shape measured by an inscribed one micrometer circle as shown in the figure below. In vitro studies suggest that the uniformity of size and shape allow our inhaled particles to target delivery into the lungs with less deposition in the upper airways. The figures below depict YUTREPIA, with the figure on the left showing size and shape consistency among particles and the figure on the right showing their trefoil shape:

Development, Regulatory and Commercial Strategy

We believe that our PRINT technology can be applied to a wide range of therapeutic areas, molecule types, routes of administration and novel or generic products. To date, our internal pipeline has focused on the development of improved and differentiated drug products containing FDA-approved active pharmaceutical ingredients (APIs) with established efficacy and safety profiles, which we believe are eligible for the 505(b)(2) regulatory pathway to seek marketing approval in the U.S. The 505(b)(2) regulatory pathway can be capital efficient and potentially enable a shorter time to approval, subject to certain risks associated with this regulatory pathway. If our product candidates receive marketing approval, we plan to commercialize them in the U.S. either by ourselves or through partnership or licensing arrangements with other pharmaceutical companies. Outside of the U.S., we may pursue regulatory approval and commercialization of our product candidates in collaboration with pharmaceutical companies with regional expertise. We intend to manufacture our product candidates using in-house capabilities. Where appropriate, we will rely on contract manufacturing organizations (CMOs) to produce, package and distribute our approved drug products on a commercial scale.

We intend to focus our commercial efforts initially on the U.S. market in the treatment of PAH. We employ a small, targeted sales force for Treprostinil Injection calling on physicians involved in the treatment of PAH in the US, as well as key stakeholders involved in the distribution and reimbursement of Treprostinil Injection. Strategically, we believe that our commercial presence in the field will enable an efficient launch of YUTREPIA if and when we obtain final approval, leveraging existing relationships and further validating our reputation as a company committed to supporting PAH patients. If we have success increasing the utilization of Treprostinil Injection and advancing YUTREPIA to FDA approval, we will increase our efforts to pursue the highly concentrated target market of PAH centers of excellence and high prescribers of PAH therapies. Our physician call points within these sites of care will include cardiologists, pulmonologists and their supporting staff. We believe that we can effectively commercialize YUTREPIA, if approved, with an expanded specialty field team. We also expect to further develop our internal resources and functional areas to support other types of communication. For example, we may utilize medical science liaisons and reimbursement specialists to support the proper conveying of scientific and medical information, and healthcare economic information regarding, and utilization of, YUTREPIA.

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

In August 2021, the FDA completed an on-site Pre-Approval Inspection (PAI) of our Morrisville, North Carolina facility in connection with the review of the YUTREPIA NDA. The 5-day PAI concluded with no Form 483 Inspectional Observations issued. This was our first inspection of the Morrisville site by the FDA. We utilize contract manufacturers to finish production and package our drug product for clinical and commercial use.

We depend on third-party suppliers for commercial inventory and clinical supplies, including active pharmaceutical ingredients which are used in our product candidates. For example, we currently rely on a sole supplier, LGM Pharma, LLC, for treprostinil, the active pharmaceutical ingredient of YUTREPIA, and we currently rely on a sole supplier, Plastiape S.p.A (“Plastiape”), for RS00 Model 8 DPI, the device used to administer YUTREPIA. We also rely on a sole supplier, Xcelience LLC (now a Lonza Group Ltd company), for encapsulation and packaging services. If and when we receive final marketing approval for our product candidates, we may, from time to time, rely on third-party CMOs to manufacture, package and distribute some or all of our approved drug products on a commercial scale.

Supply of Treprostinil Injection is managed directly by our partner Sandoz, who retains the ANDA, manages inventory and records gross revenue on product sales. Sandoz is either the manufacturer or contracted party for the entire supply chain. We collaborate with Sandoz on a regular basis to plan appropriate inventory production and management based on the demand for Treprostinil Injection and observations in the field. Additionally, we have contracted with our manufacturing partner Chengdu to supply the RG 3mL Medication Cartridge for use with CADD-MS® 3 (MS-3) ambulatory infusion pumps and enable subcutaneous administration of Treprostinil Injection.

Our Collaboration and Licensing Agreements

Sandoz Promotion Agreement

Liquidia PAH entered into a Promotion Agreement with Sandoz on August 1, 2018, as amended on May 8, 2020 and September 4, 2020, which engaged Liquidia PAH on an exclusive basis to promote the appropriate use of Sandoz’s treprostinil, Treprostinil Injection, referred to as the “Product” in the Promotion Agreement, for the treatment of PAH in the United States, including its commonwealths, territories, possessions and military bases. Liquidia PAH works jointly with Sandoz on commercial strategy for Treprostinil Injection and has responsibility for identifying, manufacturing and developing medical devices, including pumps and cartridges, that may be used to administer the Product. Sandoz retains all rights in and to the Product. Sandoz is the holder of the ANDA for the Product. As the ANDA holder, Sandoz maintains responsibility for compliance with FDA regulatory and healthcare laws including any regulatory communications with the FDA or any other regulatory authorities.

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

Aerie Pharmaceuticals

We have exclusively licensed our PRINT technology to Aerie Pharmaceuticals, Inc., which in 2017 acquired most of the assets of Envisia Therapeutics, Inc., an entity which we formed in 2013, for broad usage in the design and commercialization of small molecule and biologic ophthalmic therapies.

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

In January 2020, we notified GSK of our intent to terminate the GSK ICO Agreement based upon GSK’s lack of continued performance under the original agreement, which we believe constitutes a material breach of the agreement. In February 2020, we received a letter from GSK disputing our basis for termination. The parties are currently attempting to resolve the dispute pursuant to the terms of the GSK ICO Agreement and are discussing a possible amendment to this agreement.

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

We have a total of 149 patents and pending patent applications in our patent portfolio which protect our PRINT Technology and drug products in development. As of December 31, 2021, we were the sole owner of 16 patents in the United States and 44 patents in foreign jurisdictions, as well as approximately 11 additional pending patent applications, including provisional patent applications, in the United States, Europe, Japan and other jurisdictions. In addition to the patents and patent applications owned solely by us, our patent portfolio also includes 74 patents and 5 patent applications licensed from third parties. As of December 31, 2021, we had an exclusive, worldwide license from UNC to 19 U.S. patents and 55 foreign patents, as well as two additional patent applications in the United States or selected foreign jurisdictions. Five of the patents and one of the patent applications in the portfolio licensed from UNC are jointly owned by us. YUTREPIA is specifically protected by 12 issued patents in the United States, the longest-lived of which will expire in 2037.

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

Competition in PAH

Our products and development programs directed toward the treatment of PAH compete with several approved classes of drugs that target the prostacyclin pathway, the nitric oxide pathway and the endothelin pathway. We also expect continued development by competitors of new mechanisms of action that may be approved during the period of time that our products are being commercialized. Drugs targeting each of the clinically validated pathways may be used alone or in combination with each other to treat patients with PAH. Drugs targeted to the prostacyclin pathway, like Treprostinil Injection and YUTREPIA, are usually added to oral therapies targeting different mechanisms and their use could be impacted by changes in pricing or medical information Specifically, PDE-5 inhibitors, such as tadalafil, marketed by United Therapeutics, and sildenafil, marketed by Pfizer Inc., now compete with generic versions of both tadalafil and sildenafil; endothelin receptor antagonists, such as bosentan and macitentan, both marketed by Actelion Pharmaceuticals Ltd (“Actelion”) and ambrisentan, marketed by Gilead Sciences, Inc, compete with generic version of bosentan and ambrisentan; and soluble guanylate cyclase (sGC) stimulator, such as riociguat marketed by Bayer, has seen increased since its U.S. approval in 2013.

Competition with prostacyclin-targeted treatments

Within the prostacyclin pathway, our products face competition from specific products and development programs described below.

The Treprostinil Injection product faces competition primarily from the continued use of the branded Remodulin® sold by United Therapeutics as well as additional generic treprostinil products offered by Teva, Par Pharmaceutical, Dr. Reddy’s and Alembic. Generic drug prices may decline dramatically as competitors seek to secure preferential utilization though the specialty pharmacy and hospital distribution channels in which parenteral prostacyclin products are sold. Other parenteral agents that utilize the prostacyclin pathway include parenteral epoprostenol, which is marketed by multiple companies as generic and branded products.

We expect United Therapeutics to continue to defend its leadership position vigorously through, among other actions, life cycle management, marketing agreements with third-party payors, and pharmacy benefits managers. In February 2021, United Therapeutics announced the commercial launch of the Remunity™ pump for Remodulin®, which uses a small subcutaneous pump for patients starting or on a stable dose of Remodulin® and can use prefilled Remodulin® cassettes. The Remunity™ pump also has a water-resistant casing, which may be considered more convenient than the CADD-MS3 currently used to deliver treprostinil subcutaneously. United Therapeutics is also developing RemoPro™, a prodrug of treprostinil designed to be inactive in the subcutaneous tissue and activated once metabolized in the blood, decreasing site pain currently associated with subcutaneous Remodulin® (treprostinil).

In addition to continuously infused treprostinil products, use of Treprosntil Injection may face competition from other orally delivered products in the prostacyclin pathway, including Orenitram®, sold by United Therapeutics, and Uptravi®, a selective IP agonist sold by Janssen Pharmaceuticals/Actelion. These oral products are perceived to be more convenient than infused products, although their use is targeted earlier in a patient’s disease progression.

Systematically delivered treatments also compete with localized, inhaled treatments

In addition to oral and parenteral options, we expect that YUTREPIA will face competition from the following inhaled treprostinil therapies that are either currently marketed or in clinical development.

●	Tyvaso® (inhaled treprostinil) marketed by United Therapeutics, has been approved for the treatment of PAH in the United States since 2009. Tyvaso® is administered via a proprietary nebulizer four times per day. Tyvaso is the reference listed drug in our NDA for YUTREPIA. Following patent litigation, United Therapeutics and Watson Pharmaceuticals, Inc., or Watson Pharmaceuticals, reached a settlement whereby Watson Pharmaceuticals will be permitted to enter the market with a generic version of Tyvaso beginning on January 1, 2026.
●	Ventavis® (inhaled iloprost) marketed in the United States by Actelion, a division of Johnson & Johnson, and in Europe by Bayer Schering Pharma AG., has been approved for the treatment of PAH in the United States since 2004. Ventavis® is administered via a proprietary nebulizer six to nine times per day.
●	Tyvaso DPI™, a dry-powder, inhaled formulation of treprostinil is an investigational drug licensed by United Therapeutics from MannKind Corporation. In January 2021, United Therapeutics announced that it had demonstrated safety and tolerability of Tyvaso DPI™ in patients with PAH transitioning from Tyvaso® Inhalation Solution, and it had demonstrated comparable treprostinil exposure between Tyvaso DPI™ and Tyvaso® Inhalation Solution. United Therapeutics resubmitted the NDA filing of Tyvaso DPI™ in December 2021 after previously receiving a complete response letter in October 2021. In January 2022, United Therapeutics announced that the FDA had acknowledged acceptance of the resubmitted NDA for review as a class 1 response with a user fee goal date in February 2022. In February 2022, United Therapeutics announced that it had recently received an information request letter from the FDA requesting additional information regarding the pulmonary safety of Tyvaso DPI and that it had responded to the FDA’s information request, but that the FDA has considered this response to be a major amendment to the NDA, extending FDA’s review deadline to May 2022. Under the license agreement with MannKind Corporation, United Therapeutics is responsible for global development, regulatory and commercial activities. MannKind will manufacture clinical supplies and initial commercial supplies of the product while long-term commercial supplies will be manufactured by United Therapeutics.
●	Treprostinil Palmitil Inhalation Powder (TPIP), a dry-powder formulation of a treprostinil prodrug, is a New Chemical Entity (NCE) being developed by Insmed Incorporated (“Insmed”). Insmed announced the completion of an initial Phase 1 study in February 2021 which demonstrated that TPIP was generally safe and well tolerated, with a pharmacokinetic profile that potentially supports once-daily dosing. In 2022, Insmed intends to enroll separate Phase 2b trials studying patients diagnosed with PAH, Pulmonary Hypertension associated with Interstitial Lung Diseases (PH-ILD), and patients Idiopathic Pulmonary Fibrosis (IPF).
●	L606 is a nebulized, liposomal formulation of treprostinil for treatment of PAH being developed by Pharmosa Biopharm Inc. (“Pharmosa”). In 2021, Pharmosa initiated a Phase 3 open-label study to evaluate the safety and tolerability of L606 in subjects with PAH that have been stabilized on Tyvaso. The intended product profile seeks reduce the daily dosing frequency of Tyvaso.

There are also a variety of investigational PAH therapies in the later stages of development that target new or clinically-validated mechanism of actions (MOAs) that may benefit patients. The approval of some or any of these could change the treatment paradigm and impact the utilization of treprostinil products and the prostacyclin pathway at large. We believe that new MOAs may slow or reverse the disease progression of PAH having the net impact of increasing the diagnosed prevalent population by extending patient lives and increasing the potential addressable population for treprostinil-based therapies.

Human Capital

As of March 4, 2022, we employed 47 salaried and 5 hourly employees, all of whom are located in the United States. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

In response to the COVID-19 pandemic, we implemented proactive safety measures for our employees. These measures have included, but were not limited to, substantially restricting travel, limiting access to our headquarters and requesting that most of our staff work remotely. We will continue to monitor the status of the COVID-19 pandemic and expect to implement, or re-implement, these measures as appropriate until we determine that the COVID-19 pandemic is adequately contained for purposes of our business. We may take further actions, in compliance with all appropriate government regulations, that we determine to be in the best interest of our employees.

Facilities

Our corporate headquarters is located in Morrisville, North Carolina, and consist of approximately 45,000 square feet of space under a lease that expires on October 31, 2026 and includes an option for us to renew for an additional five years through October 31, 2031, as amended. The primary use of this location is general office, laboratory, research and development and light manufacturing. We believe that our facilities are adequate for our current needs and for the foreseeable future; however, we will seek additional space as needed to accommodate our growth.

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

The FDA has indicated that dry powder inhalers, such as our lead product candidate, YUTREPIA, are drug/device combination products.

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

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain and maintain coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of any products, in addition to the costs required to obtain regulatory approvals. Our product candidates may not be considered medically necessary or cost-

effective. If third-party payors do not consider a product to be cost-effective compared to other available therapies, they may not cover the product after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to sell its products at a profit.

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

Among the laws and regulations that may affect our ability to operate and may present risk to our business are those, at the federal and state level, on topics including: anti-kickback, false claims, and other healthcare fraud, waste, and abuse matters; drug pricing and price reporting; advertising, promotion, and other types of communications regarding pharmaceutical products; limitations on and transparency regarding financial relationships with healthcare professionals; and data privacy and security. See Item 1A. Risk Factors – General Risks Related to Healthcare Regulation.

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

In December 2017, Congress passed the Tax Cuts and Jobs Act of 2017 (the “TCJA”), which among other significant changes to the federal tax laws canceled the penalty enforcing the individual mandate of the Affordable Care Act (ACA). The enactment of the TCJA led to a series of litigation originally brought by 20 states originating in the federal courts of Texas challenging the constitutionality of the individual mandate. On December 14, 2018, the U. S. District Court for the Northern District of Texas struck down the entire ACA in Texas v. Azar, deeming it unconstitutional given that Congress had repealed the individual mandate in 2017. On July 9, 2019, the U.S. Court of Appeals for the Fifth Circuit heard arguments on appeal in the case, now styled as California v. Texas. On December 18, 2019, the Fifth Circuit ruled that the ACA’s individual mandate is unconstitutional given that the TCJA eliminated the tax penalty associated with the individual mandate. The ruling that individual mandate was unconstitutional then raised the question whether, or how much of, the rest of the ACA was severable from that constitutional defect. The Fifth Circuit remanded the case to the district court to determine whether any, and if so which, of the other provisions of the ACA were severable as they currently exist under the law. At this point, a group of states and the U.S. House of Representatives petitioned the Supreme Court for review, and the two cases were consolidated for review. In a 7-2 decision issued on June 17, 2021, the Supreme Court held that the states that challenged the individual mandate did not have standing because they had not demonstrated past or future injury resulting from the mandate. Thus, after extensive and protracted litigation, the constitutionality of the ACA has been effectively confirmed.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the information contained under the heading “Cautionary Note Regarding Forward-Looking Statements” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. We may update these risk factors in our periodic and other filings with the SEC.

The following is a summary of the principal risk factors described in this section:

●	We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. The future viability of our company is dependent on our ability to raise additional capital to finance our future operations.
●	We have a history of losses and our future profitability remains uncertain. Our net losses and significant cash used in operating activities have raised substantial doubt regarding our ability to continue as a going concern.
●	We are primarily dependent on the success of our product candidate, YUTREPIA, for which we recently received tentative approval from the FDA in November 2021, and this product candidate may fail to receive final marketing approval (in a timely manner or at all) or may not be commercialized successfully.
●	United Therapeutics has initiated a lawsuit against us in which it has claimed that YUTREPIA is infringing three of its patents and a separate lawsuit against us that we and a former United Therapeutics employee, who later joined us as an employee, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. These lawsuits may result in our company being delayed in its efforts to commercialize YUTREPIA.
●	Liquidia PAH does not hold the FDA regulatory approval for Treprostinil Injection or the RG Cartridge and is dependent on Sandoz and Chengdu to manufacture and supply Treprostinil Injection and the RG Cartridge, respectively, in compliance with FDA requirements, and is more broadly dependent on Sandoz’s and Chengdu’s FDA and healthcare compliance relative to Treprostinil Injection and the RG Cartridge, respectively.
●	Sales of Treprostinil Injection are dependent on market acceptance of generic treprostinil for parenteral administration and the medical devices used for administration of Treprostinil Injection, including the RG Cartridge, by patients, health care providers and by third-party payors, while interactions with these persons and entities are subject to compliance requirements. The commercial success of Treprostinil Injection may also be impacted by increasing generic competition which may result in declining prices for Treprostinil Injection.
●	We expect that we will need further financing for our existing business and future growth, which may not be available on acceptable terms, if at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations. The failure to obtain further financing may also prevent us from capitalizing on other potential product candidates or indications which may be more profitable than YUTREPIA or for which there may be a greater likelihood of success.
●	We face significant competition from large pharmaceutical companies, among others, in developing our products and in gaining regulatory approval to bring them to market in time to achieve commercial success, and our operating results will suffer if we are unable to compete effectively.
●	Our debt facility with SVB and Innovation contains milestones that must be achieved in order to draw down on our debt facility, and failure to achieve these milestones may result in our having insufficient financing for our existing business plan. Our debt facility with SVB and Innovation also contains operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in SVB and Innovation taking possession and disposing of any collateral.
●	Our products may not achieve market acceptance.
●	Our product candidates are based on our proprietary, novel technology, PRINT, which has not been used to manufacture any products that have been previously approved by the FDA, making it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.
●	Our business and operations are likely to be adversely affected by the evolving and ongoing COVID-19 global pandemic.
●	We may not be able to build a commercial operation, including establishing and maintaining marketing and sales capabilities or enter into agreements with third parties to market and sell our drug products.
●	We depend on third parties for clinical and commercial supplies, including single suppliers for the active ingredient, the device, encapsulation and packaging of YUTREPIA. In the event of any disruption in these supplies, our ability to develop and commercialize, and the timeline for commercialization of, YUTREPIA may be adversely affected.
●	We rely on third parties to conduct our preclinical studies and clinical trials.
●	We may become involved in litigation to protect our intellectual property, to enforce our intellectual property rights or to defend against claims of intellectual property infringement by third parties, which could be expensive, time-consuming and may not be successful.
●	We depend on skilled labor, and our business and prospects may be adversely affected if we lose the services of our skilled personnel, including those in senior management, or are unable to attract new skilled personnel.
●	We expect that the market price of our common stock may be volatile, and you may lose all or part of your investment.
●	As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the trading price of our shares.

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

We are subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the impact of the COVID-19 pandemic, and the ability to secure additional capital to fund operations. We expect to incur significant expenses and operating losses for the foreseeable future as we advance product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. In addition, if we obtain marketing approval for any of our product candidates, we would incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if our development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales. The future viability of our company is dependent on its ability to raise additional capital to finance our future operations. We will seek additional funding through public or private financings, debt financing or collaboration. The inability to obtain funding, as and when needed, would have a negative impact on our financial condition and ability to pursue our business strategies.

We have a history of losses and our future profitability remains uncertain. Our net losses and significant cash used in operating activities have raised substantial doubt regarding our ability to continue as a going concern.

We have incurred net losses of $34.6 million during the year ended December 31, 2021 and $59.8 million during the year ended December 31, 2020. We also had negative operating cash flows for each of these periods. As of December 31, 2021, we had an accumulated deficit of $309.6 million.

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

We expect that we will need further financing for our existing business and future growth, which may not be available on acceptable terms, if at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations. The failure to obtain further financing may also prevent us from capitalizing on other potential product candidates or indications which may be more profitable than YUTREPIA or for which there may be a greater likelihood of success.

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

Our credit facility with SVB and Innovation contains milestones that must be achieved in order to draw down on our debt facility and operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in SVB and Innovation taking possession and disposing of any collateral.

Our credit facility contains restrictions that limit our flexibility in operating our business. Under the terms of the Amended and Restated Loan and Security agreement dated as of January 7, 2022 with SVB and Innovation (the “A&R SVB LSA”), SVB and Innovation extended a $40.0 million debt facility to us consisting of an initial tranche of $25.0 million, of which $20.0 million was received on January 7, 2022 and $5.0 million may be drawn at our discretion through December 31, 2022, a second tranche of $7.5 million which will be available to fund immediately upon receipt of final and unconditional approval for YUTREPIA by December 31, 2022, and a third tranche of $7.5 million which will be available through August 31, 2023, upon generating trailing six-month net product sales of YUTREPIA of $27.5 million by June 30, 2023. In the event we do not achieve the milestones necessary to trigger the second or third tranches of the debt facility, we will be unable to draw the full amount of the debt facility. In addition, under the terms of the A&R SVB LSA, we may not, among other actions, without the prior written consent of SVB and Innovation, (a) pay any dividends or make any other distribution or payment or redeem, retire or purchase any capital stock, except in certain prescribed circumstances, (b) create, incur, assume, or be liable with respect to any indebtedness except certain permitted indebtedness, or make or permit any payment on any subordinated debt, except under certain limited circumstances, or (c) merge or consolidate with any other person, other than certain limited exceptions. Additionally, we are required (i) during the period prior to the funding of the second tranche, to maintain at all times a minimum cash balance of $27.5 million plus 25.0% of the aggregate net cash proceeds received by us from the sale of our equity securities on or after January 7, 2022, and (ii) after the funding of the second tranche, to achieve certain minimum YUTREPIA revenue targets. Our facility with SVB and Innovation is collateralized by all of our assets excluding our intellectual property, on which we have granted a negative pledge.

If we breach certain of our debt covenants and are unable to cure such breach within the prescribed period or are not granted waivers in relation to such breach, it may constitute an event of default under the A&R SVB LSA, giving SVB and Innovation the right to require us to repay the then outstanding debt immediately, and SVB and Innovation could, among other things, foreclose on the collateral granted to them to collateralize such indebtedness, which excludes our intellectual property, if we are unable to pay the outstanding debt immediately.

Our management has broad discretion in using the net proceeds from prior equity offerings and may not use them effectively.

We are using the net proceeds of our April 2021 private offering and prior public and private equity offerings for ongoing commercial development of YUTREPIA and for general corporate purposes. Our management has broad discretion in the application of such proceeds and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish cash flows available to service our debt, cause the value of our equity to decline and delay the development of our product candidates. Pending their use, we may invest such proceeds in short-term, investment-grade, interest-bearing securities, which may not yield favorable returns.

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

We are a late-stage clinical biopharmaceutical company with no history of commercial operations upon which you can evaluate our prospects other than the activities we have undertaken with respect to the Promotion Agreement with Sandoz. Drug product development involves a substantial degree of uncertainty. Our operations to date have been limited to engaging in promotional and nonpromotional activities under the Promotion Agreement with Sandoz, developing our PRINT technology, undertaking preclinical studies and clinical trials for our product candidates and collaborating with pharmaceutical companies, including GSK, to expand the applications for our PRINT technology through licensing as well as joint product development arrangements. We have not obtained final marketing approval for any of our product candidates and, accordingly, have not demonstrated an ability to generate revenue from our own pharmaceutical products or successfully overcome the risks and uncertainties frequently encountered by companies undertaking drug product development. Consequently, your ability to assess our business, financial condition and prospects may be significantly limited. Further, the net losses that we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Other unanticipated costs may also arise.

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

At the same time, arrangements with healthcare providers, physicians, third-party payors and customers, and our sales, marketing and educational activities, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain our business or financial arrangements and relationships.

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

Risks Related to the Commercialization of our Product Candidates and Generic Treprostinil Injection

United Therapeutics has initiated a lawsuits against us in which it claims that YUTREPIA is infringing three of its patents and that we have misappropriated United Therapeutics’ trade secrets, which may result in our company being delayed in its efforts to commercialize YUTREPIA.

We are developing YUTREPIA under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. Accordingly, under the Hatch-Waxman Amendments to the Food, Drug and Cosmetic Act, we were required to, in the NDA for YUTREPIA, certify that patents listed in the Orange Book for Tyvaso are invalid, unenforceable or will not be infringed by the manufacture, use or sale of YUTREPIA. Two of these patents are U.S. Patent No. 9,604,901 (the “‘901 Patent”), entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®”, and U.S. Patent No. 9,593,066 (the “‘066 Patent”), entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®”, both of which are owned by United Therapeutics. A notice of the paragraph IV certification was required to be provided to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. In June 2020, United Therapeutics, as the holder of such patents, asserted a patent challenge directed to the ‘901 Patent and the ‘066 Patent by filing a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:20-cv-00755-RGA) (the “Hatch-Waxman Litigation”), thereby triggering an automatic 30-month regulatory stay on final approval of the NDA for YUTREPIA. As a result of United Therapeutics’ patent challenge, the FDA is prohibited from approving the NDA for YUTREPIA until the earliest to occur of the expiration of the 30-month stay, which is projected to be in October 2022, expiration of both the ‘901 Patent and the ‘066 Patent, settlement of the lawsuit or a decision in the infringement suit that is favorable to us as the NDA applicant. Accordingly, we may be subject to significant delay and incur substantial costs in litigation before we are able to commercialize YUTREPIA, if at all.

In July 2020, the U.S. Patent and Trademark Office (the USPTO) issued U.S. Patent No. 10,716,793 (the “‘793 Patent”), entitled “Treprostinil Administration by Inhalation”, to United Therapeutics. In July 2020, United Therapeutics also filed an amended complaint in the Hatch-Waxman Litigation asserting infringement of the ‘793 Patent by the practice of YUTREPIA. The infringement allegations of the ‘793 Patent are separate from the 30-month regulatory stay on final approval of the NDA for YUTREPIA, which is only associated with the infringement allegations of the ‘901 Patent and the ‘066 Patent. United Therapeutics’ motion to dismiss our invalidity defenses and counterclaims concerning the ‘793 Patent was denied by the U.S. District Court for the District of Delaware in November 2020.

In June 2021, Judge Andrews, presiding over the Hatch-Waxman Litigation, held a claim construction hearing. Following the claim construction hearing, the Court issued orders that three of the terms under consideration would be given their plain and ordinary meaning and ruling in our favor regarding the other two terms. Based on the Court’s construction of the terms, United Therapeutics filed a stipulation of partial judgment with respect to the ‘901 Patent in December 2021 under which United Therapeutics agreed to the entry of judgment of our non-infringement of the ’901 Patent. United Therapeutics preserved its appellate rights with respect to the ‘901 Patent in the event the Court’s construction of those terms is reversed. With this stipulation of partial judgment, only the ‘066 Patent now serves as a basis for the on-going regulatory stay for final approval of YUTREPIA by the FDA. Trial is scheduled for March 28-30, 2022, with closing arguments to follow on March 31, 2022.

In March 2020, we filed two petitions for inter partes review with the Patent Trial and Appeal Board (PTAB) of the USPTO. One petition was for inter partes review of the ‘901 Patent, seeking a determination that the claims in the ‘901 Patent are invalid, and a second petition is for inter partes review of the ‘066 Patent, seeking a determination that the claims in the ‘066 Patent are invalid. Both the ‘901 Patent and ‘066 Patent are owned by United Therapeutics and are related to U.S. Patent No. 8,497,393 which was granted to United Therapeutics and subsequently invalidated by the USPTO in an inter partes review instituted in 2016 by SteadyMed Ltd. In October 2020, the PTAB instituted an inter partes review of the ‘901 Patent and concurrently denied institution on the ‘066 Patent, stating that the ‘066 petition has not established a reasonable likelihood that it would prevail in showing that at least one of the challenged claims is unpatentable. In March 2021, PTAB denied a request from United Therapeutics for a rehearing regarding PTAB’s decision to institute an inter partes review of the ‘901 patent. In October 2021, the PTAB issued a final written decision concluding that seven of the claims in the ‘901 patent were unpatentable, leaving only the narrower dependent claims 6 and 7, both of which require actual storage at ambient temperature of treprostinil sodium.

In January 2021, we filed a petition with the PTAB for inter partes review of the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. In August 2021, the PTAB instituted an inter partes review of the ‘793 Patent. A final written decision determining the validity of the challenged claims of the ‘793 Patent is expected within 12 months from institution.

In December 2021, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, alleging that we and a former United Therapeutics employee, who later joined us as an employee many years after terminating his employment with United Therapeutics, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. The claims are substantially similar to the claims that United Therapeutics previously sought to add to the Hatch-Waxman Litigation. In January 2022, our co-defendant in the lawsuit removed the lawsuit to the United States District Court for the Middle District of North Carolina. Subsequently, in January 2022, United Therapeutics filed an amended complaint eliminating their claim under the federal Defend Trade Secrets Act and seeking to have the case remanded to North Carolina state court. The motion to remand remains under consideration by the Court. We continue to disagree with United Therapeutics’ allegations, deny any liability for misappropriation of any trade secrets or for engaging in any unfair or deceptive trade practices and intend to vigorously defend against these allegations.

Even success in the lawsuits or inter partes review proceedings with respect to some patents or some claims in a given patent does not mean that we will be similarly successful with respect to the other patents or other claims in such patent.

If we are found to infringe, misappropriate or otherwise violate any United Therapeutics’ intellectual property rights, we could be required to obtain a license from United Therapeutics to continue developing and marketing YUTREPIA. However, we may not be able to obtain any required license on commercially reasonable terms or at all. We could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or to have misappropriated a trade secret of United Therapeutics. A finding of infringement or misappropriation could also result in an injunction that prevents us from commercializing YUTREPIA, which could materially harm our business. In addition, we may be forced to redesign YUTREPIA to avoid infringement.

We face significant competition from large pharmaceutical companies, among others, in developing our products and in gaining regulatory approval to bring them to market in time to achieve commercial success, and our operating results will suffer if we are unable to compete effectively.

We face significant competition from industry players worldwide, including large multi-national pharmaceutical companies, other emerging or smaller pharmaceutical companies, as well as universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as a larger research and development staff, and more experience in manufacturing and marketing, than we do. As a result, these companies may obtain marketing approval for their product candidates more quickly than we are able to and/or be more successful in commercializing their products, including generic treprostinil products, than us. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaboration arrangements with large, established companies. We may also face competition as a result of advances in the commercial applicability of new technologies and greater availability of capital for investment in such technologies. Our competitors may also invest heavily in the discovery and development of novel drug products that could make our product candidates less competitive or may file FDA citizen petitions which may delay the approval process for our product candidates. Furthermore, our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, pharmaceutical products that are easier to develop, more effective or less costly than any product candidates that we are currently developing or that we may develop. Our competitors may also succeed in asserting existing patents or developing new patents, including patents that may issue from patent applications that are currently being pursued by United Therapeutics, to which we do not have a license in an attempt to prevent us from marketing our products. These competitors may also compete with us in recruiting and retaining qualified sales personnel.

Any new drug product that competes with a prior approved drug product must demonstrate advantages in safety, efficacy, tolerability or convenience in order to overcome price competition and to be commercially successful. Our products, if and when approved, are expected to face competition from drug products that are already on the market, as well as those in our competitors’ development pipelines. We expect that our lead program, YUTREPIA, an inhaled treprostinil therapy for the treatment of PAH, will face competition from the following inhaled treprostinil therapies that are either currently marketed or in clinical development:

◾
●	Tyvaso, marketed by United Therapeutics, has been approved for the treatment of PAH in the United States since 2009. Tyvaso is the reference listed drug in our NDA for YUTREPIA. Following patent litigation, United Therapeutics and Watson Pharmaceuticals reached a settlement whereby Watson Pharmaceuticals will be permitted to enter the market with a generic version of Tyvaso beginning on January 1, 2026. In April 2021, United Therapeutics announced that Tyvaso was approved by FDA to include WHO Group III PH-ILD patients.
●	Ventavis®, marketed by Actelion, a division of Johnson & Johnson, has been approved for the treatment of PAH in the United States since 2004.
●	Tyvaso DPI, licensed from MannKind as TreT by United Therapeutics, is currently in development in the United States for the treatment of PAH. Under the license agreement with MannKind, United Therapeutics is responsible for global development, regulatory and commercial activities. MannKind will manufacture clinical supplies and initial commercial supplies of the product while long-term commercial supplies will be manufactured by United Therapeutics. United Therapeutics resubmitted the NDA filing of Tyvaso DPI™ in December 2021 after previously receiving a complete response letter in October 2021. In January 2022, United Therapeutics announced that the FDA had acknowledged acceptance of the resubmitted NDA for review as a class 1 response with a user fee goal date in February 2022. In February 2022, United Therapeutics announced that it had recently received an information request letter from the FDA requesting additional information regarding the pulmonary safety of Tyvaso DPI and that it had responded to the FDA’s information request, but that the FDA has considered this response to be a major amendment to the NDA, extending FDA’s review deadline to May 2022. The NDA includes results from clinical studies evaluating safety and pharmacokinetics of switching PAH patients from Tyvaso to Tyvaso DPI and data comparing the pharmacokinetics of Tyvaso DPI to Tyvaso in healthy volunteers. United Therapeutics further reported that these are the only clinical studies necessary to support FDA approval and that the indicated population for Tyvaso DPI will mirror that of Tyvaso, which United Therapeutics announced in April 2021 was approved by FDA to include WHO Group III PH-ILD patients. If Tyvaso DPI is approved by FDA before YUTREPIA receives final approval from the FDA, then there is a possibility that the FDA could grant three years of market exclusivity to Tyvaso DPI as an inhaled dry-powder formulation of treprostinil that could delay the final approval of YUTREPIA until said exclusivity expires.
●	Treprostinil Palmitil Inhalation Powder (TPIP), is a dry-powder formulation of a treprostinil prodrug being developed by Insmed. Insmed announced the completion of an initial Phase 1 study in February 2021 which demonstrated that TPIP was generally safe and well tolerated, with a pharmacokinetic profile that supports once-daily dosing. Insmed initiated a Phase 2 trial in May 2021 studying patients diagnosed with PAH and intends to initiate trials to study PH-ILD and IPF. If the TPIP clinical program is successful in demonstrating less frequent dosing with similar efficacy and safety to YUTREPIA and Tyvaso DPI, then TPIP has the potential to be viewed as a more attractive option and may take market share rapidly.
●	L606 is a nebulized, liposomal formulation of treprostinil for treatment of PAH being developed by Pharmosa Biopharm Inc. (“Pharmosa”). In 2021, Pharmosa initiated a Phase 3 open-label study to evaluate the safety and tolerability of L606 in subjects with PAH that have been stabilized on Tyvaso. The intended product profile seeks reduce the daily dosing frequency of Tyvaso.

In addition to these other inhaled treprostinil therapies, we expect that YUTREPIA will also face competition from other treprostinil-based drugs, including Orenitram, which is administered orally, and Remodulin, which is administered parenterally, both of which are marketed by United Therapeutics. Branded pharmaceutical companies such as United Therapeutics continue to defend their products vigorously through, among other actions, life cycle management, marketing agreements with third-party payors, pharmacy benefits managers and generic manufacturers. These actions add increased competition in the generic pharmaceutical industry, including competition for Treprostinil Injection.

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

United Therapeutics has been granted New Clinical Study exclusivity for Tyvaso through March 31, 2024 for the indication of treatment of pulmonary hypertension associated with interstitial lung disease to improve exercise ability. Until the expiration of this exclusivity, we will be unable to receive FDA approval for YUTREPIA for the indication of treatment of pulmonary hypertension associated with interstitial lung disease to improve exercise ability. Because United Therapeutics is also the sponsor of the NDA for Tyvaso DPI, the regulatory exclusivity granted to United Therapeutics with respect to Tyvaso will not limit the indications for which the FDA may approve Tyvaso DPI. Thus, if FDA approves Tyvaso DPI, Tyvaso DPI may have a broader label than the label for YUTREPIA even if it is approved. If YUTREPIA has a narrower label than other competitive products, it may affect our ability to compete with such products.

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

As we seek to establish a commercial operation with respect to YUTREPIA in anticipation of potential approval from the FDA, we also continue to evaluate additional drug candidates. There can be no assurance that we will be able to successfully manage the balance of our research and development operations with our commercial activities. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by companies balancing development of product candidates, which can include problems such as unanticipated issues relating to clinical trials and receipt of approvals from the FDA and foreign regulatory bodies, with commercialization efforts, which include problems relating to managing manufacturing and supply, reimbursement, marketing problems, and other additional costs.

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

Our business is exposed to the risk of product liability and other liability risks that are inherent in the development, manufacture, clinical testing and marketing of pharmaceutical products. These risks exist even if a product is approved for commercial sale by the FDA or comparable regulatory authorities in other countries and manufactured in licensed facilities. Our current product candidate, YUTREPIA, and Treprostinil Injection are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products could result in injury to a patient or even death.

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

Risks Related to the Development and Regulatory Approval of our Product Candidates

We are primarily dependent on the success of our product candidate, YUTREPIA, for which we recently received tentative approval from the FDA in November 2021, and this product candidate may fail to receive final marketing approval (in a timely manner or at all) or may not be commercialized successfully.

We do not have any products approved for marketing in any jurisdiction and we have never generated any revenue from sales of our own products. Our ability to generate revenue from sales of our own products and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product candidates. We expect that a substantial portion of our efforts and expenditure over the next few years will be devoted to our product candidate, YUTREPIA, a proprietary inhaled dry powder formulation of treprostinil for the treatment of pulmonary arterial hypertension (PAH).

We received tentative approval of our NDA for YUTREPIA in November 2021. However, our receipt of tentative approval does not mean that we will receive final approval from our NDA for YUTREPIA in a timely manner or at all. Expectations related to final FDA approval and projected product launch timelines are impacted by ongoing Hatch-Waxman Litigation following a lawsuit filed by United Therapeutics on June 4, 2020. Under the Hatch-Waxman Act, as a result of the Hatch-Waxman Litigation commenced by United Therapeutics, the FDA may not issue a final approval for the YUTREPIA NDA until October 2022, absent an earlier judgment unfavorable to United Therapeutics by the court. In addition, a drug product that is granted tentative approval, like YUTREPIA, may be subject to additional review before final approval, particularly if tentative approval was granted more than three years before the earliest lawful approval date. The FDA’s tentative approval of YUTREPIA was based on information available to FDA at the time of the tentative approval letter (i.e., information in the application and the status of current good manufacturing practices of the facilities used in the manufacturing and testing of the drug product) and is therefore subject to change on the basis of new information that may come to FDA’s attention. A new drug product may not be marketed until the date of final approval.

Expectations for YUTREPIA also may be impacted by competing products, including Tyvaso® DPI. See Item 1A. Risk Factors - We face significant competition from large pharmaceutical companies, among others, in developing our products and in gaining regulatory approval to bring them to market in time to achieve commercial success, and our operating results will suffer if we are unable to compete effectively.

We cannot assure you that we will receive final marketing approval for YUTREPIA. The FDA or comparable regulatory authorities in other countries may delay, limit or deny final approval of our product candidate for various reasons. For example, such authorities may disagree with the design, scope or implementation of our clinical trials, or with our interpretation of data from our preclinical studies or clinical trials. Further, there are numerous FDA personnel assigned to review different aspects of an NDA, and uncertainties can be presented by their ability to exercise judgment and discretion during the review process. During the course of review prior to final approval, the FDA may request or require additional preclinical, clinical, chemistry, manufacturing, and control (CMC) or other data and information, and the development and information may be time-consuming and expensive. Status as a combination product, as is the case for YUTREPIA, may complicate or delay the FDA review process. Product candidates that the FDA deems to be combination products, such as YUTREPIA, or that otherwise rely on innovative drug delivery systems, may face additional challenges, risks and delays in the product development and regulatory approval process. Additionally, the FDA could delay approval of YUTREPIA even if approvable after completing its review. For example, if a competing product comprised of an inhaled dry-powder formulation of treprostinil, such as Tyvaso DPI, is approved by FDA before YUTREPIA is approved, then there is a possibility that the FDA could grant three years of market exclusivity to the competitor that could delay the final approval of YUTREPIA until said exclusivity expires. Moreover, the applicable requirements for approval may differ from country to country.

If we successfully obtain marketing approval for YUTREPIA, we cannot assure you that it will be commercialized in a timely manner or successfully, or at all. For example, YUTREPIA may not achieve a sufficient level of market acceptance, or we may not be able to effectively build our marketing and sales capabilities or scale our manufacturing operations to meet commercial demand. The successful commercialization of YUTREPIA will also, in part, depend on factors that are beyond our control. Therefore, we may not generate significant revenue from the sale of such product, even if approved. Any delay or setback we face in the commercialization of YUTREPIA may have a material and adverse effect on our business and prospects, which will adversely affect your investment in our company.

Our preclinical studies and clinical trials may not be successful and delays in such preclinical studies or clinical trials may cause our costs to increase and significantly impair our ability to commercialize our product candidates. Results of previous clinical trials or interim results of ongoing clinical trials may not be predictive of future results.

Before we are able to commercialize our drug products, we are required to undertake extensive preclinical studies and clinical trials to demonstrate that our drug products are safe and effective for their intended uses. However, we cannot assure you that our drug products will, in preclinical studies and clinical trials, demonstrate safety and efficacy as necessary to obtain marketing approval. Due to the nature of drug product development, many product candidates, especially those in early stages of development, may be terminated during development. Although we believe we have completed clinical development for YUTREPIA, we have not yet obtained final approval for or commercialized any of our own product candidates and as a result do not have a track record of successfully bringing our own product candidates to market. Furthermore, YUTREPIA has, to date, been tested only in relatively small study populations and, accordingly, the results from our earlier clinical trials may be less reliable than results achieved in larger clinical trials, if required. Additionally, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary and interim results of a clinical trial do not necessarily predict final results.

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

Clinical trials and data analysis can be expensive, time-consuming and difficult to design and implement. If we are unsuccessful in obtaining regulatory approval for our products, or any required clinical studies of our products do not provide positive results, we may be required to delay or abandon development of such products, which would have a material adverse impact on our business.

Continuing product development requires additional and extensive clinical testing. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We cannot provide any assurance or certainty regarding when we might receive regulatory approval for our products, including YUTREPIA. Furthermore, failure can occur at any stage of the process, and we could encounter problems that cause us to abandon an NDA filed with the FDA or repeat clinical trials. The commencement and completion of clinical trials for any current or future development product candidate may be delayed by several factors, including:

●	unforeseen safety issues;

●	determination of dosing issues;
●	lack of effectiveness during clinical trials;
●	slower than expected rates of patient recruitment;
●	inability to monitor patients adequately during or after treatment; and
●	inability or unwillingness of medical investigators to follow our clinical protocols or amendments to our protocols.

In addition, the FDA or an independent institutional review board (IRB) may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submissions or the conduct of these trials. Therefore, we cannot provide any assurance or predict with certainty the schedule for future clinical trials. Although clinical data is an essential part of NDA filings, NDAs must also contain a range of additional data including CMC data to meet FDA standards for approval. In the event we do not ultimately receive final regulatory approval for YUTREPIA, we may be required to terminate development of our only product candidate.

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

We expect that if we initiate, as we are currently contemplating, a clinical trial of YUTREPIA in pediatric patients, we may encounter difficulties enrolling patients in such a trial because of the limited number of pediatric patients with this disease. Furthermore, we are aware of a number of therapies for PAH that are being developed or that are already available on the market, and we expect to face competition from these investigational drugs or approved drugs for potential subjects in our clinical trials, which may delay enrollment in our planned clinical trials.

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays, or both. We may, as a result of such delays or failures, be unable to carry out our clinical trials as planned or within the timeframe that we expect or at all, and our business and prospects may be materially and adversely affected as a result.

Product candidates that the FDA deems to be combination products, such as YUTREPIA, or that otherwise rely on innovative drug delivery systems, may face additional challenges, risks and delays in the product development and regulatory approval process.

The FDA has indicated that it considers YUTREPIA, which is delivered by a DPI, to be a drug-device combination product. Accordingly, the DPI was evaluated as part of our NDA filing. When evaluating products that utilize a specific drug delivery system or device, the FDA will evaluate the characteristics of that delivery system and its functionality, as well as the potential for undesirable interactions between the drug and the delivery system, including the potential to negatively impact the safety or effectiveness of the drug. The FDA review process can be more complicated for combination products, and may result in delays, particularly if novel delivery systems are involved. We rely on third parties for the design and manufacture of the delivery systems for our products, including the DPI for YUTREPIA, and in some cases for the right to refer to their data on file with the FDA or other regulators. Quality or design concerns with the delivery system, or commercial disputes with these third parties, could delay or prevent regulatory approval and commercialization of our product candidates.

We are pursuing the FDA 505(b)(2) pathway for our current product candidates. If we are unable to rely on the 505(b)(2) regulatory pathway to apply for marketing approval of our product candidates in the United States, seeking approval of these product candidates through the 505(b)(1) NDA pathway would require full reports of investigations of safety and effectiveness, and the process of obtaining marketing approval for our product candidates would likely be significantly longer and more costly.

We are currently focused on developing drug products that can be approved under abbreviated regulatory pathways in the United States, such as the 505(b)(2) regulatory pathway, which permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us for a particular product candidate, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for a product candidate by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. We have pursued this pathway for our current product candidate, YUTREPIA. Even if the FDA allows us to rely on the 505(b)(2) regulatory pathway for a given product candidate, we cannot assure you that marketing approval will be obtained in a timely manner, or at all.

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

In addition, we may face Hatch-Waxman litigation in relation to our NDAs submitted under the 505(b)(2) regulatory pathway, which may further delay or prevent the approval of our product candidates. The pharmaceutical industry is highly competitive, and 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a 505(b)(2) NDA. If the previously approved drugs referenced in an applicant’s 505(b)(2) NDA are protected by patent(s) listed in the Orange Book, the 505(b)(2) applicant is required to make a claim after filing its NDA that each such patent is invalid, unenforceable or will not be infringed. The patent holder may thereafter bring suit for patent infringement, which will trigger a mandatory 30-month delay (or the shorter of dismissal of the lawsuit or expiration of the patent(s)) in approval of the 505(b)(2) NDA application. For example, the YUTREPIA NDA was filed under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. Under the Hatch-Waxman Act, as a result of the Hatch-Waxman Litigation commenced by United Therapeutics on June 4, 2020, the FDA is automatically precluded from approving the YUTREPIA NDA for up to 30 months, until October 2022, absent an earlier judgment unfavorable to United Therapeutics by the court. It is not uncommon for a manufacturer of an approved product, such as United Therapeutics, to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition.

If the FDA determines that any of our product candidates do not qualify for the 505(b)(2) regulatory pathway, we would need to reconsider our plans and might not be able to commercialize our product candidates in a cost-efficient manner, or at all. If we were to pursue approval under the 505(b)(1) NDA pathway, we would be subject to more extensive requirements and risks such as conducting additional clinical trials, providing additional data and information or meeting additional standards for marketing approval. As a result, the time and financial resources required to obtain marketing approval for our product candidates would likely increase substantially and further complications and risks associated with our product candidates may arise. Also, new competing products may reach the market faster than ours, which may materially and adversely affect our competitive position, business and prospects.

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

Risks Related to Our Dependence on Third Parties

We depend on third parties for clinical and commercial supplies, including single suppliers for the active ingredient, the device, encapsulation and packaging of YUTREPIA.

We depend on third-party suppliers for clinical and commercial supplies for the supply of materials and components necessary for clinical and commercial production of YUTREPIA, including the active pharmaceutical ingredients which are used in our product candidates. These supplies may not always be available to us at the standards we require or on terms acceptable to us, or at all, and we may not be able to locate alternative suppliers in a timely manner, or at all. If we are unable to obtain necessary clinical or commercial supplies, our manufacturing operations and clinical trials and the clinical trials of our collaborators may be delayed or disrupted and our business and prospects may be materially and adversely affected as a result.

For example, we currently rely on a sole supplier for treprostinil, the active pharmaceutical ingredient of YUTREPIA, which sources treprostinil from a manufacturer in South Korea, with whom we have a long-term supply agreement. If our supplier is unable to supply treprostinil to us in the quantities we require, or at all, or otherwise defaults on its supply obligations to us, or if it ceases its relationship with us, we may not be able to obtain alternative supplies of treprostinil from other suppliers on acceptable terms, in a timely manner, or at all. We also rely on a sole supplier for encapsulation and packaging services, with whom we have a long-term contract. Furthermore, YUTREPIA is administered using the RS00 Model 8 DPI, which is manufactured by Plastiape, which is located in Italy. We purchase our RS00 Model 8 DPI supply pursuant to purchase orders and do not have a long-term contract with Plastiape. In the event of any prolonged disruption to our supply of treprostinil, the encapsulation and packaging services, or the manufacture and supply of RS00 Model 8 DPI or, our ability to develop and commercialize, and the timeline for commercialization of, YUTREPIA may be adversely affected.

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

In particular, under the Hatch-Waxman Act, the owner of patents listed on the Orange Book and referenced by an NDA applicant may bring patent infringement suit against the NDA applicant after receipt of the NDA applicant’s notice of paragraph IV certification. On June 4, 2020, United Therapeutics asserted a patent challenge directed to the Orange Book listed patents for Tyvaso by filing a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:20-cv-00755-RGA), thereby triggering an automatic 30-month regulatory stay on final approval of the NDA for YUTREPIA. As a result of United Therapeutics’ patent challenge, the FDA is prohibited from approving the NDA for YUTREPIA until the earliest to occur of the expiration of the 30-month stay, which is currently in October 2022, expiration of the Orange Book listed patents, settlement of the lawsuit or a decision in the infringement suit that is favorable to us as the NDA applicant. Accordingly, we may be subject to significant delay and incur substantial costs in litigation before we are able to commercialize YUTREPIA, if at all.

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

We believe that the protection of our trademark, trade name and service mark rights, such as Liquidia, the Liquidia logo, PRINT and YUTREPIA, is an important factor in product recognition, protecting our brand, maintaining goodwill and maintaining or increasing market share. We may expend substantial cost and effort in an attempt to register new trademarks, trade names and service marks and maintain and enforce our trademark, trade name and service mark rights. If we do not adequately protect our rights in our trademarks, trade names and service marks from infringement, any name recognition that we have developed in those trademarks could be lost or impaired.

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

Risks Related to the Manufacturing of our Product Candidates

Our product candidates are based on our proprietary, novel technology, PRINT, which has not been used to manufacture any products that have been previously approved by the FDA, making it difficult to predict the time and cost of development and of subsequently obtaining final regulatory approval.

Our future success depends on the successful development of our novel PRINT technology and products based on it, including YUTREPIA. To our knowledge, no regulatory authority has granted final approval to market or commercialize drugs made using our PRINT technology. We may never receive final approval to market and commercialize any product candidate that uses our PRINT technology.

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

Our ability to continue our operations and manage our potential future growth depends on our ability to hire and retain suitably skilled and qualified employees, including those in senior management, in the long-term. Due to the specialized nature of our work, there is a limited supply of suitable candidates. We compete with other biotechnology and pharmaceutical companies, educational and research institutions and government entities, among others, for research, technical, clinical and sales and marketing personnel. In addition, in order to manage our potential future growth effectively, we will need to improve our financial controls and systems and, as necessary, recruit sales, marketing, managerial and finance personnel. The loss of the services of members of our sales team could seriously harm our ability to successfully implement our business strategy. If we are unable to attract and retain skilled personnel, including in particular Roger Jeffs, our Chief Executive Officer, our business and prospects may be materially and adversely affected.

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

On April 13, 2021, the Company sold 8,626,037 shares of the Company’s common stock in a private placement. The purchasers of such shares of common stock agreed not to offer, sell, transfer or otherwise dispose of any such shares during the 6-month period following the closing. The 6-month lock-up period expired in October 2021, allowing such shares to be freely sold in the public market which could cause our stock price to decline.

Upon consummation of the Merger Transaction, we issued to RareGen’s former members an aggregate of 5,550,000 shares of our common stock. Additionally, 616,666 shares of our common stock, which are referred to in the Merger Agreement as “Holdback Shares”, are being withheld to satisfy potential indemnification obligations of former RareGen members. The shares issued to former RareGen members on the closing date of the Merger Transaction were subject to a six-month lock-up that expired on May 18, 2021. In the event that Holdback Shares are released, such shares will not have a lock-up restriction and may be freely sold in the public market which could cause our stock price to decline.

As of March 4, 2022, 52,435,502 shares of our common stock were outstanding, of which 42,548,573 shares of common stock, or 81.1% of our outstanding shares as of March 4, 2022, are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act (“Rule 144”). The resale of the remaining 9,887,229 shares held by our stockholders as of March 4, 2022 is currently prohibited or otherwise restricted as a result of securities law provisions. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

As of March 4, 2022, the holders of 1,887,937 shares, or 3.6%, of our outstanding shares as of March 4, 2022, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including the employee stock purchase plan. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance or resale (as applicable), subject to lock-up agreements, if any.

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

The trading prices of the securities of pharmaceutical and biotechnology companies have been highly volatile. As such, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our common stock may be influenced by many factors, including:

●	results of any clinical trials of any product candidate we may develop, or those of our competitors;
●	the success of Sandoz’s generic version of Remodulin to which we have commercial rights to pursuant to the Promotion Agreement;
●	the success of Chengdu’s launch of the RG Cartridge and the market acceptance of the RG Cartridge for the subcutaneous administration of Treprostinil Injection;
●	our cash resources;
●	the success of competitive products or technologies;
●	potential approvals of any product candidate we may develop, including YUTREPIA, for marketing by the FDA or equivalent foreign regulatory authorities or any failure to obtain such approvals;
●	our involvement in significant lawsuits, including stockholder or patent litigation, including inter partes review proceedings and Hatch-Waxman litigation with originator companies or others which may hold patents, including United Therapeutics;
●	regulatory or legal developments in the United States and other countries;
●	the results of our efforts to commercialize any product candidate we may develop, including YUTREPIA in the event we receive final approval from the FDA;
●	developments or disputes concerning patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 35.8% of our capital stock as of March 4, 2022. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of our board of directors (the “Board”), and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

As a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the trading price of our shares.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, any future testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement.

As required by the Sarbanes Oxley Act and commencing with the fiscal year ended December 31, 2019, we were required to furnish a report by management on, among other things, the effectiveness of our ICFR. In connection with prior year assessments of the effectiveness of our ICFR, our management identified material weaknesses that existed as of December 31, 2019 and December 31, 2020. As of December 31, 2021, the identified material weaknesses have been fully remedied. See Item 4. Controls and Procedures for additional information.

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

We have never declared or paid cash dividends on our equity securities. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of our existing A&R SVB LSA with SVB preclude us, and the terms of any future debt agreement may preclude us, from paying dividends. As a result, capital appreciation, if any, of our equity securities will likely be your sole source of gain for the foreseeable future.

An impairment of our long-lived contract acquisition cost and intangible assets, including goodwill, could have a material non-cash adverse impact on our results of operations.

In connection with the accounting for our RareGen acquisition, we have recorded significant amounts of contract acquisition costs, intangible assets, and goodwill. Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill has been impaired. Contract acquisition costs and amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. The valuation of goodwill depends on a variety of factors, the success of the Company’s business, including our ability to obtain regulatory approval for YUTREPIA, global market and economic conditions, earnings growth and expected cash flows. Impairments may be caused by factors outside the Company’s control, such as actions by the FDA, increasing competitive pricing pressures, and various other factors. Significant and unanticipated changes or our inability to obtain or maintain regulatory approvals for our product candidates, including the NDA for YUTREPIA, could require a non-cash charge for impairment in a future period, which may significantly affect the Company’s results of operations in the period of such charge.

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

Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic may negatively impact productivity and our research and development activities, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, although our employees are accustomed to working remotely, changes in internal controls due to remote work arrangements may result in control deficiencies in the preparation of our financial reports, which could be material. Currently, many of our employees are continuing to work remotely, with only essential personnel required to work on site as needed to produce YUTREPIA and conduct other activities that cannot be conducted remotely.

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

The global pandemic of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Annual Report on

Form 10-K, such as the ultimate geographic spread of the disease, the severity and duration of future outbreaks (including from the spread of COVID-19 variants or mutant strains), the duration and effect of business disruptions and the short-term effects, the administration, availability and efficacy of vaccination programs and the ultimate effectiveness of travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. We expect the impact of COVID-19 on the FDA’s operations will continue to evolve. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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

General Risks Related to Healthcare Regulation

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

The laws that may affect our ability to operate include, but are not limited to, the following examples:

●	The federal Anti-Kickback Statute (AKS) prohibits, among other things, persons and entities including pharmaceutical manufacturers from, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for or the purchase, lease, or order of, or the arranging for an item or service for which payment may be made, in whole or in part, under federal healthcare programs such as the Medicare and Medicaid programs.

●	The federal civil and criminal false claims laws and civil monetary penalty laws impose a range of prohibitions and compliance considerations. For example, the False Claims Act (FCA) prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, claims for payment to, or approval by, the federal government that are false, fictitious or fraudulent or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Claims resulting from a violation of the federal AKS constitute a false or fraudulent claim for purposes of the federal False Claims Act. Promotion that is deemed to be “off label” can be the basis of FCA exposure.

●	Federal law includes provisions (established under the Health Insurance Portability and Accountability Act of 1996) addressing healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Violations of these statutes is a felony and may result in fines, imprisonment or exclusion from governmental programs.

●	Privacy and data security laws may apply to our business. Under the Federal Trade Commission Act (the FTCA) Section 5(a), the FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. States may also impose requirements, for example the California Consumer Privacy Act (CCPA) went into effect in January 2020 creating data privacy obligations for covered companies and providing privacy rights to California residents, including the right to opt out of certain disclosures of their information.

●	The federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under government healthcare programs to annually report to the Centers for Medicare and Medicaid Services (CMS) information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Payments and transfers of value made to certain other providers such as nurse practitioners and physician assistants will also need to be reported under the Sunshine Act.

●	For both investigational and commercialized products, interactions with or communications directed to healthcare professionals (HCPs), patients or patient- or disease-advocates or advocacy groups, and payors, are subject to heightened scrutiny by the FDA. Relative to nonpromotional communications, for example, there are specific and limited FDA accommodations for nonpromotional, truthful and non-misleading sharing of information regarding products in development and off-label uses including dissemination of peer-reviewed reprints, support of independent continuing medical education (CME), and healthcare economic discussions with payors. In a competitive environment, a company’s communications about products in development may also be subject to heightened scrutiny.

●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to items or services reimbursed by any third-party payor, including commercial insurers, and in some cases may apply regardless of payor (i.e., even for self-pay scenarios). Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report pricing and marketing information, including, among other things, information related to payments to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives. Many of these state laws differ from each other in significant ways and may not have the same effect, and may apply more broadly or be stricter than their federal counterparts, thus complicating compliance efforts; and

●	Price reporting laws require the calculation and reporting of complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursements or discounts on our drug products. Participation in such programs and compliance with their requirements may subject us to increased infrastructure costs and potentially limit our ability to price our drug products.

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

Our company and our facilities are subject to payment of fees, registration and listing requirements, ongoing review and periodic inspections by the FDA and other regulatory authorities for compliance with quality system regulations, including the FDA’s cGMP requirements. These regulations cover all aspects of the manufacturing, testing, quality control and record-keeping of our drug products. Furthermore, the facilities where our product candidates are manufactured may be subject to additional inspections by the FDA before we can obtain final marketing approval and remain subject to periodic inspection even after our product candidates have received marketing approval. Suppliers of components and materials, such as active pharmaceutical ingredients, used to manufacture our drug products are also required to comply with the applicable regulatory standards.

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

Item 3. Legal Proceedings.

YUTREPIA-Related Litigation

In June 2020, United Therapeutics Corporation, a Delaware corporation (“United Therapeutics”), filed a complaint for patent infringement against us in the U.S. District Court for the District of Delaware (Case No. 1:20-cv-00755-RGA) (the “Hatch-Waxman Litigation”) asserting infringement by us of U.S. Patent Nos. 9,604,901, entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®” (the “’901 Patent”) and 9,593,066, entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®” (the “’066 Patent”) relating to United Therapeutics’ Tyvaso, a nebulized treprostinil solution for the treatment of pulmonary arterial hypertension (PAH). In July 2020, we filed an answer to United Therapeutics’ complaint and also included defenses and counterclaims of invalidity, non-infringement, and Orange Book de-listing of the ’901 Patent and ’066 Patent. United Therapeutics seeks a judgment that the asserted patents are infringed and an injunction of FDA final approval and subsequent commercial launch of YUTREPIA product until after the latest to expire asserted patent. United Therapeutics’ complaint is in response to our New Drug Application (the “YUTREPIA NDA”), filed with the U.S. Food and Drug Administration (FDA) requesting approval to market YUTREPIA, a dry powder inhalation of treprostinil for the treatment of PAH. The YUTREPIA NDA was filed under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. Under the Hatch-Waxman Act, the FDA is automatically precluded from approving the YUTREPIA NDA for up to 30 months until October 2022, absent an earlier judgment unfavorable to United Therapeutics by the court. Although we believe our YUTREPIA dry powder inhaler for the treatment of PAH is highly differentiated from Tyvaso, since we are seeking approval of the YUTREPIA NDA under the 505(b)(2) regulatory pathway, the YUTREPIA NDA is subject to the provisions of the Hatch-Waxman Act.

In July 2020, the U.S. Patent and Trademark Office (the “USPTO”), issued U.S. Patent No. 10,716,793 (the “‘793 Patent”) entitled “Treprostinil Administration by Inhalation”, to United Therapeutics. In July 2020, United Therapeutics also filed an amended complaint in the Hatch-Waxman Litigation asserting infringement of the ‘793 Patent by the practice of YUTREPIA. The infringement allegation of the ‘793 Patent is separate from the 30-month regulatory stay on final approval of the NDA for YUTREPIA, which is only associated with the infringement allegations of the ‘901 Patent and the ‘066 Patent. United Therapeutics’ motion to dismiss the Company’s invalidity defenses and counterclaims concerning the ‘793 Patent was denied by the U.S. District Court for the District of Delaware in November 2020.

In June 2021, Judge Andrews, presiding over the Hatch-Waxman Litigation, held a claim construction hearing. Following the claim construction hearing, the Court issued orders that three of the terms under consideration would be given their plain and ordinary meaning and ruling in our favor regarding the other two terms. Based on the Court’s construction of the terms, United Therapeutics filed a stipulation of partial judgment with respect to the ‘901 Patent in December 2021 under which United Therapeutics agreed to the entry of judgment of our non-infringement of the ’901 Patent. United Therapeutics preserved its appellate rights with respect to the ‘901 Patent in the event the Court’s construction of those terms is reversed. With this stipulation of partial judgment, only the ‘066 Patent now serves as a basis for the on-going regulatory stay for final approval of YUTREPIA by the FDA. Trial is scheduled for March 28-30, 2022, with closing arguments to follow on March 31, 2022.

In March 2020, we filed two petitions for inter partes review with the Patent Trial and Appeal Board (the PTAB) of USPTO. One petition was for inter partes review of the ‘901 Patent, and sought a determination that the claims in the ‘901 Patent are invalid, and a second petition was for inter partes review of the ‘066 Patent, and sought a determination that the claims in the ‘066 Patent are invalid. Both the ‘901 Patent and ‘066 Patent are owned by United Therapeutics and both patents are related to U.S. Patent No. 8,497,393 which was granted to United Therapeutics and subsequently invalidated by the USPTO in an inter partes review instituted in 2016 by SteadyMed Ltd. In October 2020, the PTAB instituted an inter partes review of the ‘901 Patent and concurrently denied institution on the ‘066 Patent, stating that the ‘066 petition has not established a reasonable likelihood that it would prevail in showing that at least one of the challenged claims is unpatentable. In March 2021, PTAB denied a request from United Therapeutics for a rehearing regarding PTAB’s decision to institute an inter partes review of the ‘901 patent. In October 2021, the PTAB issued a final written decision concluding that seven of the claims in the ‘901 patent were unpatentable, leaving only the narrower dependent claims 6 and 7, both of which require actual storage at ambient temperature of treprostinil sodium.

In January 2021, we filed a petition for inter partes review with the PTAB, relating to the ‘793 patent, which is also owned by United Therapeutics, seeking a determination that the claims in the ‘793 patent are invalid. In August 2021, the PTAB instituted an inter partes review of the ‘793 Patent. A final written decision determining the validity of the challenged claims of the ‘793 patent is expected within 12 months from institution.

In December 2021, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, alleging that we and a former United Therapeutics employee, who later joined us as an employee many years after terminating his employment with United Therapeutics, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. The claims are substantially similar to the claims that United Therapeutics previously sought to add to the Hatch-Waxman Litigation. In January 2022, our co-defendant in the lawsuit removed the lawsuit to the United States District Court for the Middle District of North Carolina. Subsequently, in January 2022, United Therapeutics filed an amended complaint eliminating their claim under the federal Defend Trade Secrets Act and seeking to have the case remanded to North Carolina state court. The motion to remand remains under consideration by the Court. We continue to disagree with United Therapeutics’ allegations, deny any liability for misappropriation of any trade secrets or for engaging in any unfair or deceptive trade practices and intend to vigorously defend against these allegations.

Liquidia PAH Related Litigation

In April 2019, Sandoz and Liquidia PAH (then known as RareGen) filed a complaint against United Therapeutics and Smiths Medical in the District Court of New Jersey (Case No. No. 3:19-cv-10170) (the “UTC/Smiths Medical Litigation”), alleging that United Therapeutics and Smiths Medical violated the Sherman Antitrust Act of 1890, state law antitrust statutes and unfair competition statutes by engaging in anticompetitive acts regarding the drug treprostinil for the treatment of PAH. In March 2020, Sandoz and Liquidia PAH filed a first amended complaint adding a claim that United Therapeutics breached a settlement agreement that was entered into in 2015, in which United Therapeutics agreed to not interfere with Sandoz’s efforts to launch its generic treprostinil, by taking calculated steps to restrict and interfere with the launch of Sandoz’s competing generic product. United Therapeutics developed treprostinil under the brand name Remodulin and Smiths Medical manufactured a pump and cartridges that are used to inject treprostinil into patients continuously throughout the day. Sandoz and Liquidia PAH allege that United Therapeutics and Smiths Medical entered into anticompetitive agreements whereby United Therapeutics and Smiths Medical placed restrictions on the cartridges such that they can only be used with United Therapeutics’ branded Remodulin product and requiring Smiths Medical to enter into agreements with specialty pharmacies to sell the cartridges only for use with Remodulin.

In January 2020, the court denied Liquidia PAH’s and Sandoz’s motion for a preliminary injunction and United Therapeutics’ and Smiths Medicals’ motion to dismiss. In November 2020, Sandoz and Liquidia PAH entered into a binding term sheet (the “Term Sheet”) with Smiths Medical in order to resolve the outstanding UTC/Smiths Medical Litigation solely with respect to disputes between Smiths Medical, Liquidia PAH and Sandoz. In April 2021, Liquidia PAH and Sandoz entered into a Long Form Settlement Agreement (the “Settlement Agreement”) with Smiths Medical to further detail the terms of the settlement among such parties as reflected in the Term Sheet. Pursuant to the Term Sheet and the Settlement Agreement, the former RareGen members and Sandoz received a payment of $4.25 million that was evenly split between the parties. In addition, pursuant to the Term Sheet and Settlement Agreement, Smiths Medical disclosed and made available to Sandoz and Liquidia PAH certain specifications and other information related to the cartridge that Smiths Medical developed and manufactures for use with the CADD-MS 3 Infusion pump (the “CADD-MS 3 Cartridge”). Pursuant to the Settlement Agreement, Smiths Medical also granted Liquidia PAH and Sandoz a non-exclusive, royalty-free license in the United States to Smiths Medical’s patents and copyrights associated with the CADD-MS 3 Cartridge and certain other information for use of the CADD-MS 3 pump and the CADD-MS 3 Cartridges. Smiths also agreed in the Settlement Agreement to provide information and assistance in support of Liquidia PAH’s efforts to receive FDA clearance for the RG Cartridge and to continue to service certain CADD-MS 3 pumps that are available for use with the Treprostinil Injection through January 1, 2025. Liquidia PAH and Sandoz agreed, among other things, to indemnify Smiths from certain liabilities related to the RG Cartridge. As of the date of this Annual Report on Form 10-K, the UTC/Smiths Medical Litigation is ongoing. In September 2021, United Therapeutics filed a motion for summary judgment with respect to all of the claims brought by Sandoz and Liquidia PAH against United Therapeutics. The motion for summary judgment remains under consideration by the Court.

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

Holders

As of March 4, 2022, there were 70 record holders of our common stock, based upon information received from our transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers. We estimate that there are more than 1,000 beneficial owners of our common stock.

Dividend Policy

We have never paid any cash dividends on our capital stock. We anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business. In addition, the terms of our A&R SVB LSA with SVB precludes us from paying cash dividends without the prior written consent of SVB. Therefore, we do not expect to pay cash dividends for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding equity compensation plans is set forth in Item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.

Stock Performance Graph

Not applicable.

Sale of Unregistered Securities

As previously disclosed on a Current Report on Form 8-K filed with the SEC on December 16, 2020, the option granted to Damian deGoa, our former Chief Executive Officer, was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

As previously disclosed on a Current Report on Form 8-K filed with the SEC on April 13, 2021 and described in further detail in this Annual Report on Form 10-K, we entered into a Common Stock Purchase Agreement, dated as of April 12, 2021 with a fund and account managed by Caligan Partners LP and certain other accredited investors for the sale by us in a private placement (the “Private Placement”) of an aggregate of 8,626,037 shares of the Company’s Common Stock at a purchase price of $2.52 per share. The Private Placement closed on April 13, 2021 and we received gross proceeds of approximately $21.7 million. We intend to use the proceeds from the Private Placement to strengthen our commercial capability for the introduction of YUTREPIA and the subcutaneous administration of Treprostinil Injection, for growth initiatives, and for general corporate purposes. The Private Placement was exempt from the registration requirements of the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our securities during the year ended December 31, 2021.

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

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two-year period ended December 31, 2021 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2021, as compared to the year ended December 31, 2020. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended December 31, 2021 and related notes included elsewhere in this annual report on Form 10-K.

Overview

We are a biopharmaceutical company focused on the development, manufacturing and commercialization of products that address unmet patient needs, with current focus directed towards the treatment of pulmonary hypertension (PH). We operate as a single entity through our two wholly owned operating subsidiaries, Liquidia Technologies and Liquidia PAH (formerly known as RareGen).

We generate revenue pursuant to a Promotion Agreement between Liquidia PAH and Sandoz Inc. (“Sandoz”) sharing profit derived from the sale of the first-to-file fully substitutable generic treprostinil injection (“Treprostinil Injection”) in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. We employ a targeted sales force calling on physicians and hospital pharmacies in the treatment of pulmonary arterial hypertension (“PAH”), as well as key stakeholders involved in the distribution and reimbursement of Treprostinil Injection. Strategically, we believe that our commercial presence in the field will enable an efficient base to expand from for the launch of YUTREPIA upon approval, leveraging existing relationships and further validating our reputation as a company committed to supporting PAH patients.

We conduct research, development and manufacturing of novel products by applying our proprietary PRINT® technology, a particle engineering platform, to enable precise production of uniform drug particles designed to improve the safety, efficacy and performance of a wide range of therapies. We have development experience in inhaled therapies, vaccines, biologics, and ophthalmic implants, among others.

Since our inception, we have incurred significant operating losses. Our net loss was $34.6 million and $59.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $309.6 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.

Product Pipeline

Our lead product candidate is YUTREPIA for the treatment of PAH. YUTREPIA, is an inhaled dry powder formulation of treprostinil designed to improve the therapeutic profile of treprostinil by enhancing deep lung delivery and achieving higher dose levels than current inhaled therapies while using a convenient, easy-to-use dry-powder inhaler (“DPI”). We received tentative approval of our New Drug Application (“NDA”) for YUTREPIA in November 2021.

Recent Events

Roger Jeff’s Appointment as Chief Executive Officer

Effective January 3, 2022 (the “Jeffs Effective Date”), Roger A. Jeffs, Ph.D. was appointed as our Chief Executive Officer, succeeding Damian deGoa, the former Chief Executive Officer. Dr. Jeffs will also continue to serve as a director on the Board.

In connection with Dr. Jeffs’ appointment, on the Jeffs Effective Date, the Company and Dr. Jeffs entered into an executive employment agreement (the “Jeffs Employment Agreement”) pursuant to which Dr. Jeffs is entitled to an annual base salary of $650,000 and is eligible to receive a discretionary annual cash bonus of up to 50% of his annualized base salary. Dr. Jeffs is also entitled to a quarterly bonus, beginning in 2023 through the end of the last calendar quarter in 2025, equal in the aggregate to the difference (only if positive) between the per share closing price of a share of common stock, $0.001 par value per share, of the Company (“Common Stock”) on the date which the Second Tranche Option (as defined below) is granted minus the per share closing price of Common Stock on the Jeffs Effective Date multiplied by 931,745.

On the Jeffs Effective Date, pursuant to the Jeffs Employment Agreement, Dr. Jeffs was granted a nonstatutory stock option entitling the purchase up to 1,682,827 shares (the “Sign-On Option”) of Common Stock, with an exercise price per share equal to the closing price of a share of Common Stock on the date of grant. Subject to the terms and conditions of the Jeffs Employment Agreement, Dr. Jeffs is also entitled to a grant of a nonstatutory stock option to purchase up to 931,745 shares (the “Second Tranche Option” and together with the Sign-On Option, the “Options”) of Common Stock, with an exercise price per share equal to the closing price of share of Common Stock on the date of grant. The Options shall (i) be granted under and subject to the terms of the Company’s 2020 Long-Term Incentive Plan (the “Plan”) and a form of nonstatutory stock option grant agreement, and (ii) be subject to the following vesting schedule: 25% of the grant will become vested and exercisable on the first anniversary of the Jeffs Effective Date, and the remaining portion of the grant will become vested and exercisable, as applicable, in equal monthly installments over the following thirty-six (36) months, subject to Dr. Jeffs’ continuous employment with the Company on each such vesting date. Notwithstanding the foregoing, in the event of a Change in Control (as defined in the Plan) then 100% of the unvested portion of the Options shall become vested and exercisable as of the closing date of such Change in Control, provided that Dr. Jeffs is actively employed with the Company on such date.

Amended and Restated Loan and Security Agreement

On January 7, 2022 (the “A&R SVB Effective Date”), we entered into an Amended and Restated Loan and Security Agreement with SVB and SVB Innovation Credit Fund VIII, L.P. (“Innovation”) (the “A&R SVB LSA”), which provides us with up to $40.0 million in term loans of which $20.0 million was funded on the A&R SVB Effective Date. The prior SVB LSA had provided up to $20.5 million in term loans of which $10.5 million had been funded as of December 31, 2021 and the A&R SVB Effective Date.

Under the terms of the A&R SVB LSA, SVB will make loans available in three tranches. Proceeds from the first tranche of $20.0 million were used to retire the loans outstanding under the prior SVB LSA and added $9.5 million of cash to the Company’s balance sheet. The first tranche also provides the option of drawing an additional $5.0 million at the

Company’s discretion through December 31, 2022. A second tranche of $7.5 million is available to fund immediately upon receipt of final and unconditional approval for YUTREPIA by December 31, 2022. The third tranche of $7.5 million will be available through August 31, 2023, upon generating trailing six-month net product sales of YUTREPIA of $27.5 million by June 30, 2023. The debt facility will mature on December 1, 2025 and will consist of interest-only payments through December 31, 2023, unless the third tranche milestone is achieved, in which case interest-only payments will continue through December 31, 2024. The outstanding principal amount of the term loans shall accrue interest at a floating rate per annum equal to the greater of (1) seven and one-quarter of one percent (7.25%) and (2) the rate of interest per annum from time to time published in the money rates section of The Wall Street Journal plus four percent (4.0%).

As with the prior SVB LSA, the A&R SVB LSA contains customary affirmative and negative covenants, including but not limited to certain financial covenants, protection of intellectual property rights, the disposition of certain assets, and material adverse changes.

As an inducement to enter into the A&R SVB LSA, the Company issued to each of SVB, Innovation, and Innovation Credit Fund VIII-A L.P. (“Innovation Credit”) certain warrants to purchase shares of the Company’s common stock pursuant to the Warrant to Purchase Stock agreements by and between the Company and each recipient (collectively, the “SVB Warrants”). The grant of warrants under the respective SVB Warrants provided (i) SVB with the initial right to obtain 125,000 shares of the Company’s stock at an exercise price of $5.14 a share, and there is an opportunity for SVB to obtain up to 50,000 more warrants based on certain loans that may be made under the A&R SVB LSA, (ii) Innovation with the initial right to obtain 62,500 shares of the Company’s stock at an exercise price of $5.14 a share, and there is an opportunity for Innovation to obtain up to 25,000 more warrants based on certain loans that may be made under the Loan Agreement, and (iii) Innovation Credit with the initial right to obtain 62,500 shares of the Company’s stock at an exercise price of $5.14 a share, and there is an opportunity for Innovation Credit to obtain up to 25,000 more warrants based on certain loans that may be made under the Loan Agreement. The SVB Warrants provide an option for a cashless exercise.

2022 Inducement Plan

On January 25, 2022, the Board approved the adoption of the Company’s 2022 Inducement Plan (the “2022 Inducement Plan”). The 2022 Inducement Plan was recommended for approval by the Compensation Committee of the Board (the “Compensation Committee”), and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the rules and regulations of The Nasdaq Stock Market, LLC (the “Nasdaq Listing Rules”).

The Board has reserved 310,000 shares of the Company's common stock for issuance pursuant to equity awards granted under the 2022 Inducement Plan, and the 2022 Inducement Plan will be administered by the Compensation Committee. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2022 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board (or any subsidiary of the Company), or following a bona fide period of non-employment by the Company (or a subsidiary of the Company), if he or she is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.

Components of Statements of Operations

Revenue

We primarily generate revenue pursuant to the Promotion Agreement, under which we share in the profit derived from the sale of Treprostinil Injection in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. On May 21, 2021 Liquidia PAH’s manufacturing partner, Chengdu Shifeng Medical Technologies LTD (“Chengdu”) began selling the RG 3ml Medication Cartridge, which may be used to supply medications to PAH patients. Following this clearance, we expect unit sales of Treprostinil Injection to increase, however, due to a reduction in the contractual profit split percentage from 80% to 50% as a result of achievement of predetermined cumulative sales thresholds revenues are expected to grow at a slower pace than unit sales.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. In the near term we expect our research and development expenses to remain consistent with the year ended December 31, 2021, however, levels of research and development spending are highly dependent upon the selection and progression of product candidates. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

●	the number of clinical sites included in the trials;
●	the length of time required to enroll suitable patients;
●	the number of patients that ultimately participate in the trials;
●	the number of doses patients receive;
●	the duration of patient follow-up; and
●	the results of our clinical trials.

Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, or our ability to manufacture and supply product, we could be required to expend significant additional financial resources and time on the completion of clinical development. Drug commercialization will take several years and millions of dollars in development costs.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, administrative, finance and legal functions, including stock-based compensation. Other general and administrative expenses include facility-related costs, patent filing and prosecution costs and professional fees for marketing, legal, auditing and tax services and insurance costs. We anticipate an increase in payroll and expense as a result of our preparation for commercial operations, especially as it relates to sales and marketing.

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

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations:

	Year Ended
	December 31,		$	%
	2021	2020	Change	Change

Revenue	$12,854	$740	$12,114	1,637.0%
Costs and expenses:
Cost of revenue	3,023	238	2,785	1,170.2%
Research and development	20,517	32,222	(11,705)	(36.3)%
General and administrative	23,111	27,369	(4,258)	(15.6)%
Total costs and expenses	46,651	59,829	(13,178)	(22.0)%
Loss from operations	(33,797)	(59,089)	25,292	(42.8)%
Other income (expense):
Interest income	33	184	(151)	(82.1)%
Interest expense	(815)	(858)	43	(5.0)%
Total other expense, net	(782)	(674)	(108)	16.0%
Net loss and comprehensive loss	$(34,579)	$(59,763)	$25,184	(42.1)%

Revenue

Revenue was $12.9 million for the year ended December 31, 2021, compared with $0.7 million for the year ended December 31, 2020. 2021 includes a full year of revenue related to the Promotion Agreement following the acquisition of Liquidia PAH in November 2020.

Cost of Revenue

Cost of revenue was $3.0 million for the year ended December 31, 2021, compared with $0.2 million for the year ended December 31, 2020. 2021 includes a full year of Cost of revenue related to the Promotion Agreement following the acquisition of Liquidia PAH in November 2020.

Research and Development Expenses

Research and development expenses were $20.5 million for the year ended December 31, 2021 compared with $32.2 million for the year ended December 31, 2020, a decrease of $11.7 million or 36.3%. The decrease primarily related to lower expenses from our YUTREPIA clinical program, which was substantially completed prior to filing the NDA in April 2020, and lower employee and consulting expenses. During the year ended December 31, 2021, we incurred $6.6 million related to YUTREPIA compared to $17.4 million during the year ended December 31, 2020. Research and development expenses for the years ended December 31, 2021 and 2020 also included $7.6 million and $10.6 million in consulting and personnel costs, respectively. This decrease of $3.0 million was driven by lower headcount. These decreases were offset by a $0.8 million increase in stock-based compensation to $1.9 million for the year ended December 31, 2021 compared with $1.1 million for the year ended December 31, 2020 driven by the accelerated vesting of equity awards upon tentative FDA approval of YUTREPIA in November 2021.

General and Administrative Expenses

General and administrative expenses were $23.1 million for the year ended December 31, 2021, compared with $27.4 million for the year ended December 31, 2020. The decrease of $4.3 million, or 15.6%, was due to a $9.1 million decrease in consulting expenses and professional fees associated with corporate activities, a $1.1 million decrease in personnel expenses, and a $0.5 million decrease in commercial and marketing expenses. These decreases were offset by a $5.1 million increase in legal fees related to our ongoing YUTREPIA-related litigation and a $2.0 million increase in stock-based compensation expenses driven by the accelerated vesting of equity awards upon tentative FDA approval of YUTREPIA in November 2021.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2021 and 2020, our cash and cash equivalents were $57.5 million and $65.3 million, respectively.

We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, finance leases, bank borrowings and the issuance of convertible notes. Our principal uses of cash have been for working capital requirements and capital expenditures. As of December 31, 2021, we had a cash balance of $57.5 million, stockholders’ equity of $65.3 million and an accumulated deficit of $309.6 million.

In February 2021, we entered into a Loan and Security Agreement with Silicon Valley Bank, the proceeds of which were used to pay off the approximately $9.4 million in outstanding principal and interest under previously bank borrowings. In January 2022, we entered into an Amended and Restated Loan and Security Agreement with Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P. We received a 24-month interest-only period and also have access to additional tranches of capital, pending achievement of certain milestones. See “Recent Events” for further information.

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

Future Funding Requirements

Prior to the potential FDA approval of YUTREPIA and until such time as we can generate significant revenues from its sale, if ever, we anticipate we will incur net losses and negative cash flows. We plan to focus in the near-term on preparations for the commercial launch of YUTREPIA, continuing sales of Treprostinil Injection, expanding our corporate infrastructure and continuing to invest in research and development efforts to explore additional product candidates. We may not be able to complete the development and initiate commercialization of these programs if, among others, our clinical trials are not successful or if the FDA does not approve our product candidates arising out of our current clinical trials when we expect, or at all.

Our primary uses of capital are, and we expect will continue to be, compensation and related personnel expenses, clinical costs, manufacturing process development, external research and development services, laboratory and related supplies, legal and other regulatory expenses, administrative and overhead costs and debt service. We also expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution as we prepare to potentially receive regulatory approval. Our future funding requirements will be heavily determined by the resources needed to support development of our product candidates. Additionally, as a publicly traded company we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and Nasdaq Stock Market LLC (“Nasdaq”) require public companies to implement specified corporate governance practices.

We believe based on our current operating plan and available borrowings under the A&R SVB LSA, excluding any potential contingent borrowings from the A&R SVB LSA and future YUTREPIA product revenue, that cash and cash equivalents will be sufficient to fund operations and remain in compliance with our minimum cash covenant of $27.5 million pursuant to the A&R SVB LSA into the fourth quarter of 2022. Increases in market share for Treprostinil Injection and potential YUTREPIA revenues following a successful launch if YUTREPIA receives final FDA approval, have the potential to improve our cashflow going forward. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. We expect that we may require additional capital to pursue in-licenses or acquisitions of other product candidates. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we are unable to generate significant revenues from the sale of YUTREPIA or unable to raise sufficient additional capital, we will need to substantially curtail our planned operations and the pursuit of our growth strategy.

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

Cash Flows

The following table summarizes our sources and uses of cash:

	Year Ended
	December 31,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(34,036)	$(54,145)
Investing activities	(107)	248
Financing activities	26,320	63,417
Net increase (decrease) in cash and cash equivalents	$(7,823)	$9,520

Operating Activities

Net cash used in operating activities decreased $20.1 million to $34.0 million for the year ended December 31, 2021, from $54.1 million for the year ended December 31, 2020. The decrease was mainly due to an increase in revenue and a decrease in research and development expenses during the year ended December 31, 2021 compared with the year ended December 31, 2020. For the year ended December 31, 2021, the net cash used in operating activities of $34.0 million was comprised of operating cash outflows before working capital changes of $21.6 million and net working capital outflows of $12.4 million. For the year ended December 31, 2020, the net cash used in operating activities of $54.1 million was comprised of operating cash outflows before working capital changes of $52.4 million and net working capital outflows of $1.7 million.

Investing Activities

Net cash used in investing activities was $0.1 million for the year ended December 31, 2021 consisting of property, plant and equipment purchases. Net cash provided by was $0.2 million for the year ended December 31, 2020 consisting of

$1.0 million acquired from the acquisition of Liquidia PAH as well as $0.8 million in property, plant and equipment purchases.

Financing activities

Net cash provided by financing activities was $26.3 million for the year ended December 31, 2021 compared with $63.4 million provided by financing activities for the year ended December 31, 2020. During the year ended December 31, 2021, we received $21.7 million net proceeds from the Private Placement which closed on April 13, 2021, as well as $5.0 million in litigation financing deployments, which will be paid directly to attorneys involved in the UTC/Smiths Medical Litigation in the following quarter. The ongoing costs of the UTC/Smiths Medical Litigation are included as operating outflows. During the year ended December 31, 2020, we received $70.3 million from the public offering of common stock in July 2020 and $0.7 million from the sale of our common stock under our ATM facility, which was offset by $5.6 million in principal payments on our long-term debt, $1.6 million for expenses related to our sale of Private Placement Shares that closed in December 2019 and $1.1 million in principal payments on our finance leases.

Contractual Obligations and Commitments

In March 2012, the Company entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to the Company’s manufacturing capabilities during the term of the agreement. The Company agreed to pay future contingent milestones and royalties on net sales totaling no more than $1,500,000, none of which has been earned as of December 31, 2021.

We enter into contracts in the normal course of business with contract service providers to assist in the performance of our research and development and manufacturing activities. Subject to required notice periods and our obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time. In addition, we have entered into a multi-year agreement with LGM Pharma, LLC (“LGM”) to produce active pharmaceutical ingredients for YUTREPIA. Under our manufacturing agreement with LGM, we are required to provide rolling forecasts, a portion of which will be considered a binding, firm order, subject to an annual minimum purchase commitment of $3.1 million for the term of the agreement. The agreement expires five years from the first marketing authorization approval of YUTREPIA. This minimum commitment was waived for the year ended December 31, 2022.

We have operating lease obligations including rental amounts due on leases of certain laboratory, manufacturing and office space and equipment under the terms of non-cancelable operating leases. These leases expire at various times through October 2026. Minimum operating lease payments are $1.2 million in 2022, $1.3 million in 2023, $1.3 million in 2024, $1.4 million in 2025 and $1.2 million in 2026.

We lease specialized laboratory equipment under finance leases expiring in 2022. Minimum finance lease payments are $0.3 million in 2022, $0.2 million in 2023, and $0.1 million in 2024.

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

Goodwill and Long-Lived Assets

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets of businesses acquired. We acquired goodwill in the Merger Transaction of $3,903,282 which primarily represents the Liquidia PAH assembled workforce. On an annual basis and at various times throughout the year if impairment indicators are present, we make a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If we determine that the fair value of the reporting unit is less than its carrying amount, we will perform a quantitative analysis; otherwise, no further evaluation is necessary. As of December 31, 2021, we determined there was no impairment of goodwill (see Note 2 to the consolidated financial statements for the Goodwill accounting policy).

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

We determined that certain activities within the contract are within the scope of Accounting Standards Codification (“ASC”) 808, Collaborative Arrangements. The commercialization of the product is a joint operating activity where we will provide promotional activities for Sandoz’s intellectual property and Sandoz will be responsible for items such as supply of the product, distribution to customers, managing sales, returns, and regulatory matters, and protection of patents. Both parties are active participants, each carrying out its assigned responsibilities, and participating in the joint operating activity and will share in the risks and rewards of the commercialization through the profit-sharing arrangement.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been prevented or detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of its inherent limitations, misstatements due to error or fraud may occur and not be prevented or detected.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2021, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K.

Remediation of Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in the annual report on Form 10-K for the year ended December 31, 2020, management identified the following material weaknesses in our internal control over financial reporting:

During 2019 and 2020, we experienced significant turnover in finance personnel that reduced the complement and skill of the resources within the Company. As a result, we did not maintain an effective control environment as we lacked a sufficient complement of resources with an appropriate level of knowledge, experience and training to design, maintain and monitor our internal control over financial reporting commensurate with our financial reporting requirements. As a result, this material weakness contributed to the following additional material weaknesses:

●	We did not design and maintain controls to ensure adequate segregation of duties within our financial reporting function, including the preparation and review of journal entries. Specifically, some key accounting personnel had the ability to both prepare and post journal entries without an independent review by someone without the ability to prepare and post journal entries.
●	We did not design and maintain effective controls over certain information technology general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain effective user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications and data to appropriate Company personnel.

These material weaknesses did not result in a material misstatement of the annual or interim financial statements.

The following actions were taken in the fourth quarter of 2020 and throughout 2021 to remediate the material weaknesses:

●	To address issues with employee turnover, we hired a new Chief Financial Officer and controller. We will continue to assess the need for additional accounting personnel and consulting services to assist with maintaining our internal control environment;
●	We installed a new accounting system and designed and implemented controls to ensure adequate segregation of duties within our financial reporting function, including the preparation and review of journal entries. Specifically, all journal entries now follow an automated workflow that requires an independent review by someone without the ability to post the journal entry;
●	We implemented a formal policy to restrict and monitor user and privileged access to financial applications and data to appropriate Company personnel.

Management has completed its design, testing and evaluation of the enhanced and newly implemented internal controls and determined that as of December 31, 2021, the controls were designed and operating effectively and have been operating effectively for a sufficient period for management to conclude that the material weaknesses have been remediated.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, with the participation of the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption from such requirement for emerging growth companies.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation: Executive Officers” contained in our definitive proxy statement for our 2022 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2021.

Information required to be disclosed by this Item about our Board is incorporated into this Annual Report on Form 10-K by reference from the section entitled “The Class I Director Election Proposal” contained in our definitive proxy statement for our 2022 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2021.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Delinquent Section 16(a) Reports” contained in our definitive proxy statement for our 2022 annual meeting of stockholders, if applicable, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2021.

Information required to be disclosed by this Item about our Board, the Audit Committee of our Board, our audit committee financial expert, our code of conduct, as amended, or our Code of Conduct, and other corporate governance matters is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Liquidia Corporate Governance” contained in our definitive proxy statement for our 2022 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2021.

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

Item 11. Executive Compensation.

Information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation” contained in our definitive proxy statement for our 2022 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2021:

	Number of			Number of
	securities			securities
	to be issued upon			remaining
	exercise of		Weighted-average	available for
	outstanding		exercise price of	future issuance
	options,		outstanding	under equity
	warrants and		options, warrants	compensation
Plan Category	rights		and rights(1)	plans
Equity compensation plans approved by security holders	3,598,009	(2)	$4.86	17,469,093	(3)
Equity compensation plans not approved by security holders	2,000,000	(4)	$3.00	6,000,000
Total	5,598,009	(2)	$4.19	23,469,093
(1)	Represents the weighted-average exercise price of outstanding stock options only.
(2)	Includes a total of 15,204 restricted stock units. Also includes an aggregate of (i) 862,651 option shares and 15,204 shares underlying restricted stock units assumed by Liquidia Corporation under the Liquidia Technologies, Inc. 2018 Long-Term Incentive Plan, (ii) 301,979 option shares assumed by Liquidia Corporation under the Liquidia Technologies, Inc. 2016 Equity Incentive Plan, as amended, and (iii) 195,979 option shares assumed by Liquidia Corporation under the Liquidia Technologies, Inc. Stock Option Plan, as amended, in each case effective upon completion of the Merger Transaction on November 18, 2020.
(3)	On January 1, 2022, an additional 2,091,509 shares of common stock were automatically added to the shares authorized for issuance under the Liquidia Corporation 2020 Long-Term Incentive Plan (the “2020 Plan”), pursuant to an “evergreen” provision contained therein. Pursuant to such provision, on January 1 of each year through 2030, the number of shares authorized for issuance under the 2020 Plan is automatically increased by a number equal to four percent of the outstanding shares of common stock as of the end of our immediately preceding fiscal year, or any lesser number of shares of common stock determined by our Board or Compensation Committee of our Board.
(4)	On December 14, 2020, Damian deGoa, our former Chief Executive Officer and a current director, was granted a nonstatutory stock option, or the deGoa Option, to purchase up to 2,000,000 shares of common stock at an exercise price per share equal to $3.00, which was the closing price per share of common stock on the date of grant. The deGoa Option was granted outside of the 2020 Plan as an inducement material to Mr. deGoa’s acceptance of employment with our company, is subject to a nonstatutory stock option agreement. As of December 31, 2021, 1,375,000 of these options were vested. The deGoa Option shares ceased vesting as of the date of Mr. deGoa’s termination and remain outstanding and exercisable during his Board tenure. The deGoa Option was approved by the Compensation Committee of the Board in compliance with and in reliance on Nasdaq Listing Rule 5635(c)(4).

The remaining information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in our definitive proxy statement for our 2022 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Certain Relationships and Related Party Transactions” and “Liquidia Corporate Governance”

contained in our definitive proxy statement for our 2022 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Principal Accounting Fees and Services” contained in our definitive proxy statement for our 2022 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2021.

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

4.5

Warrant to Purchase Stock, dated as of January 7, 2022, by and between Liquidia Corporation and Silicon Valley Bank (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 11, 2022).

4.6

Warrant to Purchase Stock, dated as of January 7, 2022, by and between Liquidia Corporation and SVB Innovation Credit Fund VIII, L.P. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 11, 2022).

4.7

Warrant to Purchase Stock, dated as of January 7, 2022, by and between Liquidia Corporation and Innovation Credit Fund VIII-A L.P. (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 11, 2022).

4.8	Description of Securities of the Company (incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, filed with SEC on March 25, 2021).
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

10.4#

Liquidia Corporation 2020 Long-Term Incentive Plan, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2021).

10.5#	Liquidia Corporation 2022 Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2022).
10.6#

Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Inducement Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2022).

10.7#

Form of Indemnification Agreement with the Company’s executive officers and directors (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on 8-K12B, filed with the SEC on November 18, 2020).

10.8

Litigation Funding and Indemnification Agreement, dated as of November 17, 2020, by and between RareGen, LLC and PBM RG Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B, filed with the SEC on November 18, 2020).

10.9

Form of Lock-Up Agreement by and among the Company, Liquidia Technologies, Inc. and each of the RareGen members party thereto (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.10

Loan and Security Agreement, dated as of February 26, 2021, by and among Silicon Valley Bank, Liquidia Corporation, Liquidia Technologies, Inc. and Liquidia PAH, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2021).

10.11

First Loan Modification Agreement, dated as of August 26, 2021, by and among Silicon Valley Bank, Liquidia Corporation, Liquidia Technologies, Inc. and Liquidia PAH, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2021).

10.12

Amended and Restated Loan and Security Agreement, dated as of January 7, 2022, by and among Liquidia Corporation, Silicon Valley Bank and SVB Innovation Credit Fund VIII, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 11, 2022).

10.13+

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

10.15+

Second Amendment to the Inhaled Collaboration and Option Agreement, dated as of November 19, 2015, by and between Liquidia Technologies, Inc. and Glaxo Group Limited (incorporated herein by reference to Exhibit 10.16 to Liquidia Technologies, Inc.’s Registration Statement on Form S-1, filed with the SEC on June 28, 2018).

10.16++

Amendment No. 3 to the Inhaled Collaboration and Option Agreement, effective as of June 24, 2019, by and between Liquidia Technologies, Inc. and Glaxo Group Limited (incorporated herein by reference to Exhibit 10.1 to Liquidia Technologies, Inc.’s Current Report on Form 8-K, filed with the SEC on June 28, 2019).

10.17+

Amended and Restated License Agreement, dated as of December 15, 2008, by and between Liquidia Technologies, Inc. and The University of North Carolina at Chapel Hill (incorporated herein by reference to Exhibit 10.17 to Liquidia Technologies, Inc.’s Registration Statement on Form S-1, filed with the SEC on June 28, 2018).

10.18+

First Amendment to Amended and Restated License Agreement, dated as of June 8, 2009, by and between Liquidia Technologies, Inc. and The University of North Carolina at Chapel Hill (incorporated herein by reference to Exhibit 10.18 to Liquidia Technologies, Inc.’s Registration Statement on Form S-1, filed with the SEC on June 28, 2018).

10.19

6th Amendment to Amended and Restated License Agreement, dated as of June 10, 2016, by and between Liquidia Technologies, Inc. and The University of North Carolina at Chapel Hill (incorporated herein by reference to Exhibit 10.19 to Liquidia Technologies, Inc.’s Registration Statement on Form S-1, filed with the SEC on June 28, 2018).

10.20+

Manufacturing Development and Scale-up Agreement, dated as of March 19, 2012, by and between Liquidia Technologies, Inc. and Chasm Technologies, Inc. (incorporated herein by reference to Exhibit 10.20 to Liquidia Technologies, Inc.’s Registration Statement on Form S-1, filed with the SEC on June 28, 2018).

10.21+

1st Amendment to Manufacturing Development and Scale up Agreement, dated as of May 25, 2017, by and between Liquidia Technologies, Inc. and Chasm Technologies, Inc. (incorporated herein by reference to Exhibit 10.21 to Liquidia Technologies, Inc.’s Registration Statement on Form S-1, filed with the SEC on June 28, 2018).

10.22#

Severance Agreement and General Release, dated as of January 13, 2021, by and between Liquidia Technologies, Inc. and Neal Fowler (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 14, 2021).

10.23#

Executive Employment Agreement, dated as of December 14, 2020, by and between Liquidia Technologies, Inc. and Damian deGoa (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2020).

10.24#

Nonstatutory Stock Option Inducement Award Agreement, dated as of December 15, 2020, by and between the Company and Damian deGoa (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2020).

10.25#

Separation Agreement and General Release, dated as of January 31, 2022, by and between Liquidia Technologies, Inc. and Damian deGoa (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 4, 2022).

10.26#

Executive Employment Agreement, dated as of January 3, 2022, by and between Liquidia Corporation and Roger A. Jeffs, Ph.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2022).

10.27#

Executive Employment Agreement, dated as of November 30, 2020, by and between Liquidia Technologies, Inc. and Michael Kaseta (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 1, 2020).

10.28#

Amended and Restated Executive Employment Agreement, dated as of July 25, 2018, by and between Liquidia Technologies, Inc. and Robert Lippe (incorporated herein by reference to Exhibit 10.2 to Liquidia Technologies, Inc.’s Current Report on Form 8-K, filed with the SEC on July 30, 2018).

10.29#

Executive Employment Agreement, dated as of May 18, 2020, by and between Liquidia Technologies, Inc. and Tushar Shah (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2021).

10.30

Cooperation Agreement by and among the Company, Liquidia Technologies, Inc., PBM Capital Finance, LLC and PD Joint Holdings, LLC Series 2016-A, dated as of June 29, 2020 (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.31

Cooperation Agreement by and among the Company, Liquidia Technologies, Inc. and Serendipity BioPharma LLC, dated as of June 29, 2020 (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.32

Common Stock Purchase Agreement, dated as of April 12, 2021, by and among Liquidia Corporation and the Purchasers party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2021).

10.33

Registration Rights Agreement, dated as of April 12, 2021, by and among Liquidia Corporation and the Purchasers party thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2021).

10.34

Standstill Agreement, dated as of April 12, 2021, by and among Liquidia Corporation and the Purchasers party thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2021).

10.35#	Liquidia Corporation 2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).
10.36#*	Amendment No. 1 to the Liquidia Corporation 2020 Employee Stock Purchase Plan.
10.37#	Liquidia Corporation Annual Cash Bonus Plan (incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).
10.38#

Liquidia Corporation Executive Severance and Change in Control Plan (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2021).

10.39

Lease Agreement, dated as of June 29, 2007, by and between Liquidia Technologies, Inc. and Durham KTP Tech 4, LLC, as amended (incorporated herein by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.40++

Promotion Agreement, dated as of August 1, 2018, by and between RareGen, LLC and Sandoz Inc. (incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.41++

First Amendment to Promotion Agreement, dated as of May 8, 2020, by and between RareGen, LLC and Sandoz Inc. (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.42

Second Amendment to Promotion Agreement, dated as of September 4, 2020, by and between RareGen, LLC and Sandoz Inc. (incorporated herein by reference to Exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed on September 4, 2020).

10.43

Joint Development Agreement, dated May 3, 2019, between RareGen, LLC and Carelife USA Inc. (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.44++*	LIQ861 API Supply Agreement, dated as of January 10, 2020, by and among LGM Pharma LLC, Yonsung Fine Chemicals Co. Ltd. and Liquidia Technologies, Inc.
10.45++*	Commercial Manufacturing Services and Supply Agreement, dated November 12, 2020, by and between Liquidia Technologies, Inc. and Xcelience, LLC.
21.1*	Subsidiaries of Liquidia Corporation.
23.1*	Consent of PricewaterhouseCoopers LLP, independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from Liquidia Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021 and 2020 (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020 and (v) Notes to Consolidated Financial Statements.

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

Liquidia Corporation

Date: March 17, 2022	By:	/s/ Roger A. Jeffs, Ph.D.
	Name:	Roger A. Jeffs, Ph.D.
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Roger A. Jeffs, Ph.D.	Director and Chief Executive Officer	March 17, 2022
Roger A. Jeffs, Ph.D.	(Principal Executive Officer)

/s/ Michael Kaseta	Chief Financial Officer	March 17, 2022
Michael Kaseta	(Principal Financial and Accounting Officer)

/s/ Dr. Stephen Bloch	Chairman of the Board of Directors	March 17, 2022
Dr. Stephen Bloch

/s/ Damian deGoa	Director	March 17, 2022
Damian deGoa

/s/ Katherine Rielly-Gauvin	Director	March 17, 2022
Katherine Rielly-Gauvin

/s/ Dr. Joanna Horobin	Director	March 17, 2022
Dr. Joanna Horobin

/s/ David Johnson	Director	March 17, 2022
David Johnson

/s/ Arthur Kirsch	Director	March 17, 2022
Arthur Kirsch

/s/Paul B. Manning	Director	March 17, 2022
Paul B. Manning

/s/ Raman Singh	Director	March 17, 2022
Raman Singh

LIQUIDIA CORPORATION

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Liquidia Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Liquidia Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations since inception, and expects to continue to incur losses and negative cash flows, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 17, 2022

We have served as the Company’s auditor since 2014.

Liquidia Corporation

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$57,493,933	$65,316,481
Accounts receivable, net	2,989,717	—
Prepaid expenses and other current assets	792,381	752,447
Total current assets	61,276,031	66,068,928
Property, plant and equipment, net	5,017,394	6,805,570
Operating lease right-of-use assets, net	2,412,025	2,649,328
Indemnification asset, related party	6,281,874	1,387,275
Contract acquisition costs, net	10,138,434	12,792,491
Intangible asset, net	4,389,676	5,534,843
Goodwill	3,903,282	3,903,282
Other assets	310,503	390,043
Total assets	$93,729,219	$99,531,760
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,069,982	$3,734,227
Accrued compensation	3,156,787	3,259,515
Other accrued expenses	2,014,487	1,386,880
Refund liability, net	—	1,768,864
Current portion of operating lease liabilities	774,590	664,670
Current portion of finance lease liabilities	310,949	923,218
Total current liabilities	7,326,795	11,737,374
Litigation finance payable	6,143,508	1,154,360
Long-term operating lease liabilities	4,231,711	5,006,301
Long-term finance lease liabilities	351,714	255,402
Long-term debt	10,409,950	10,292,485
Total liabilities	28,463,678	28,445,922
Commitments and contingencies
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized as of December 31, 2021 and December 31, 2020, 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock — $0.001 par value, 80,000,000 shares authorized as of December 31, 2021 and December 31, 2020, 52,287,737 and 43,336,277 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	52,288	43,336
Additional paid-in capital	374,794,120	346,044,721
Accumulated deficit	(309,580,867)	(275,002,219)
Total stockholders’ equity	65,265,541	71,085,838
Total liabilities and stockholders’ equity	$93,729,219	$99,531,760

The accompanying notes are an integral part of these consolidated financial statements.

Liquidia Corporation

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2021	2020
Revenue	$12,853,345	$739,628
Costs and expenses:
Cost of revenue	3,022,911	237,712
Research and development	20,516,948	32,222,393
General and administrative	23,110,529	27,368,653
Total costs and expenses	46,650,388	59,828,758
Loss from operations	(33,797,043)	(59,089,130)
Other income (expense):
Interest income	33,435	184,359
Interest expense	(815,040)	(857,998)
Total other income (expense), net	(781,605)	(673,639)
Net loss and comprehensive loss	$(34,578,648)	$(59,762,769)
Net loss per common share, basic and diluted	$(0.70)	$(1.76)
Weighted average common shares outstanding, basic and diluted	49,677,737	33,888,434

The accompanying notes are an integral part of these consolidated financial statements.

Liquidia Corporation

Consolidated Statements of Stockholders’ Equity

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	28,231,267	$28,231	$250,158,766	$(215,239,450)	$34,947,547
Issuance of common stock upon exercise of stock options	40,685	40	67,876	—	67,916
Issuance of common stock under employee stock purchase plan	5,090	5	19,410	—	19,415
Issuance of common stock upon vesting of restricted stock units	2,810	4	(4)	—	—
Sale of common stock, net	9,506,425	9,506	71,006,892	—	71,016,398
Equity consideration for acquisition	5,550,000	5,550	20,837,781	—	20,843,331
Stock-based compensation	—	—	3,954,000	—	3,954,000
Net loss	—	—	—	(59,762,769)	(59,762,769)
Balance as of December 31, 2020	43,336,277	$43,336	$346,044,721	$(275,002,219)	$71,085,838
Issuance of common stock upon exercise of stock options	14,699	14	41,061	—	41,075
Issuance of common stock upon vesting of restricted stock units	270,185	271	(271)	—	—
Issuance of common stock upon exercise of warrants	40,539	41	(41)	—	—
Sale of common stock, net	8,626,037	8,626	21,701,323	—	21,709,949
Issuance of warrants	—	—	261,000	—	261,000
Stock-based compensation	—	—	6,746,327	—	6,746,327
Net loss	—	—	—	(34,578,648)	(34,578,648)
Balance as of December 31, 2021	52,287,737	$52,288	$374,794,120	$(309,580,867)	$65,265,541

The accompanying notes are an integral part of these consolidated financial statements.

Liquidia Corporation

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020
Operating activities
Net loss	$(34,578,648)	$(59,762,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,746,327	3,954,000
Depreciation and amortization	5,611,879	3,129,579
Non-cash lease expense	237,303	174,102
Loss on disposal of property and equipment	43,954	10,802
Non-cash interest expense	284,969	61,424
Changes in operating assets and liabilities:
Accounts receivable, net	(2,989,717)	—
Prepaid expenses and other current assets	(39,934)	(132,007)
Other non-current assets	79,540	(12,000)
Accounts payable	(7,558,844)	(297,160)
Accrued compensation	(102,728)	42,312
Other accrued expenses	663,774	180,736
Refund liability	(1,768,864)	(927,136)
Operating lease liabilities	(664,670)	(566,390)
Net cash used in operating activities	(34,035,659)	(54,144,507)
Investing activities
Cash acquired from acquisition of business	—	1,000,000
Purchases of property, plant and equipment	(107,220)	(752,086)
Net cash provided by (used in) investing activities	(107,220)	247,914
Financing activities
Principal payments on finance leases	(477,170)	(1,122,356)
Principal payments on long-term debt	(10,352,940)	(5,647,060)
Proceeds from issuance of long-term debt with warrants, net	10,410,269	—
Receipts from litigation financing	4,989,148	507,849
Proceeds from sale of common stock, net of underwriting fees and commissions	21,709,949	71,225,398
Payments for offering costs	—	(1,634,467)
Proceeds from issuance of common stock under stock incentive plans	41,075	87,332
Net cash provided by financing activities	26,320,331	63,416,696
Net (decrease) increase in cash and cash equivalents	(7,822,548)	9,520,103
Cash and cash equivalents, beginning of period	65,316,481	55,796,378
Cash and cash equivalents, end of period	$57,493,933	$65,316,481
Supplemental disclosure of cash flow information
Cash paid for interest	$423,230	$820,889
Cash paid for operating lease liabilities	$1,207,708	$1,172,759
Reduction of lease liability and right-of-use asset from lease modification	$38,787	$—
Non-cash increase in indemnification asset through accounts payable	$4,894,599	$321,737
Changes in purchases of property, plant and equipment in accounts payable and accrued expenses	$—	$412,096

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

The Company generates revenue primarily pursuant to a promotion agreement between Liquidia PAH and Sandoz Inc. (“Sandoz”), dated as of August 1, 2018, as amended (the “Promotion Agreement”), sharing profit derived from the sale of the first-to-file fully substitutable generic treprostinil injection (“Treprostinil Injection”) in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. The Company employs a targeted sales force calling on physicians and hospital pharmacies involved in the treatment of pulmonary arterial hypertension (“PAH”) in the United States, as well as key stakeholders involved in the distribution and reimbursement of Treprostinil Injection. Strategically, the Company believes that its commercial presence in the field will enable an efficient base to expand from for the launch of YUTREPIA upon final approval, leveraging existing relationships and further validating its reputation as a company committed to supporting PAH patients.

The Company conducts research, development and manufacturing of novel products by applying its proprietary PRINT® technology, a particle engineering platform, to enable precise production of uniform drug particles designed to improve the safety, efficacy and performance of a wide range of therapies.

The Company’s lead product candidate, for which it holds worldwide commercial rights, is YUTREPIA for the treatment of PAH. YUTREPIA is an inhaled dry powder formulation of treprostinil designed to improve the therapeutic profile of treprostinil by enhancing deep lung delivery and achieving higher dose levels than current inhaled therapies. The Company’s New Drug Application (“NDA”) for YUTREPIA was tentatively approved by the Food and Drug Administration (“FDA”) in November 2021.

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the impact of the COVID-19 coronavirus, and the ability to secure additional capital to fund operations. The Company expects to incur significant expenses and operating losses for the foreseeable future as it seeks regulatory approval and pursues commercialization of any approved product candidates. In addition, if the Company obtains marketing approval for any of its current or future product candidates, it would incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. These efforts require significant amounts of additional capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company's development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. If the Company is not able to generate significant revenues from the sale of YUTREPIA it will likely be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements. If the Company determines it requires but is unable to obtain funding, the Company could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect its business prospects.

2. Basis of Presentation, Summary of Significant Accounting Policies and Going Concern

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

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty. The Company has incurred recurring losses and negative cash flows from operations since inception and expects to continue to incur net losses and negative cash flows for the foreseeable future until such time, if ever, that it can generate significant revenues from the sale of YUTREPIA. Although the Company had approximately $57.5 million in cash and cash equivalents at December 31, 2021, the Company anticipates that it will continue to incur losses from operations due to pre-commercialization and commercialization activities, including expanding our sales force, manufacturing commercial batches of YUTREPIA, and building general and administrative infrastructure. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

The Company’s net losses and cash expenditures may fluctuate significantly from quarter to quarter and year to year. The Company believes, based on its current operating plan and available borrowings under the A&R SVB LSA, excluding any potential contingent borrowings from the A&R SVB LSA and future YUTREPIA product revenue, that cash and cash equivalents will be sufficient to fund operations and remain in compliance with its minimum cash covenant of $27.5 million pursuant to the A&R SVB LSA into the fourth quarter of 2022. The Company has based these estimates on assumptions that may differ from actual results, and it could use its available capital resources sooner than it expects.

If the Company is not able to generate significant revenues from the sale of YUTREPIA, the Company will likely be required to raise additional funds through debt, equity or other forms of financing, such as potential collaboration arrangements, to fund future operations and continue as a going concern. There can be no assurance that additional financing will be available when needed or on acceptable terms. If the Company is not able to generate significant revenues from the sale of YUTREPIA or to secure adequate additional funding, the Company will be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail planned pre-commercialization activities. Any of these actions could materially harm the Company’s business, results of operations, financial condition, and future prospects. There can be no assurance that the Company will be able to generate revenue from sales of YUTREPIA, generate net income or generate positive cash flows from operations.

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

Summary of Significant Accounting Policies

Cash

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents as of December 31, 2021 were $57.5 million and included cash investments in money market funds of $56.5 million. Cash as of December 31, 2020 was $65.3 million and included no cash equivalents.

Accounts Receivable

Accounts receivable are stated at net realizable value including an allowance for credit losses as of each balance sheet date, if applicable. The Company did not record an allowance for credit losses during the years ended December 31, 2021 and 2020.

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

For the year ended December 31, 2021, one customer accounted for 99% of revenue. As of December 31, 2021, one customer accounted for 98% of the Company's accounts receivable.

Leases

ASC 842 Leases sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company has elected to account for leases with a term of 12 months or less in a similar manner as under existing guidance for operating leases. For operating leases, the asset and liability is expensed over the lease term on a straight-line basis, with all cash flows classified as an operating activity in the Statement of Cash Flows. For finance leases, interest on the lease liability is recognized separately from the amortization of the right-of-use asset in the Statement of Operations and Comprehensive Loss and the repayment of the principal portion of the lease liability is classified as a financing activity, while the interest component is classified as an operating activity in the Statement of Cash Flows.

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

Goodwill

The Company recognized goodwill on its balance sheet during the fourth quarter of 2020 from the Merger Transaction (See Note 3). The Company assesses goodwill for impairment at least annually as of July 1 or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For example, significant and unanticipated changes or our inability to obtain or maintain regulatory approvals for our product candidates, including the NDA for YUTREPIA, could trigger testing of our goodwill for impairment at an interim date. The Company has one reporting unit. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, in which case a quantitative impairment test is not required.

Per ASC 350 Intangibles-Goodwill and Other the quantitative goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired. An impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value up to the amount of goodwill allocated to the reporting unit. Income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit are considered when measuring the goodwill impairment loss, if applicable.

As of December 31, 2021, the Company concluded there were no events or changes in circumstances that indicated that the carrying amount of goodwill was not recoverable.

Revenue Recognition from Promotion Agreements

The Company recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of Topic 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

Segment Information

U.S. GAAP requires segmentation based on an entity’s internal organization and reporting of revenue and operating income based upon internal accounting methods commonly referred to as the “management approach.” Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM), or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it has one operating and reporting segment.

Research and Development Expense

Research and development costs are expensed as incurred and include direct costs incurred to third parties related to the salaries of, and stock-based compensation for, personnel involved in research and development activities, contractor fees, administrative expenses and allocations of research-related overhead costs. Administrative expenses and research-related overhead costs included in research and development expense consist of allocations of facility and equipment lease charges, depreciation and amortization of assets and insurance directly related to research and development activities.

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

Stock-Based Compensation

The Company estimates the grant date fair value of its stock-based awards and amortizes this fair value to compensation expense over the requisite service period or vesting term (see Note 7).

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents.

Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Due to their anti-dilutive effect, the calculation of diluted net loss per share for the years ended December 31, 2021 and 2020 does not include the following common stock equivalent shares:

	Year Ended
	December 31,
	2021	2020
Stock Options	5,234,582	2,652,525
Restricted Stock Units	259,705	98,705
SVB Warrant	168,767	—
Total	5,663,054	2,751,230

Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, and accounts payable at December 31, 2021 and 2020 approximated their fair value due to the short maturity of these instruments.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables present the placement in the fair value hierarchy of financial liabilities measured at fair value as of December 31, 2021 and 2020:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Money market mutual funds	$56,493,933	$—	$—	$56,493,933
Liabilities
Silicon Valley Bank term loan	$—	$10,020,931	$—	$10,409,950

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Value
Liabilities
Pacific Western Bank term loan	$—	$9,842,069	$—	$10,292,485

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

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This guidance clarifies and reduces diversity in the accounting for modifications or exchanges of freestanding equity-classified written call options (for example warrants) that remain equity classified after modification or exchange. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

3. Acquisition of RareGen LLC (now Liquidia PAH, LLC)

On November 18, 2020 (the “Closing Date”), the Company completed the acquisition of RareGen as contemplated by the Agreement and Plan of Merger, dated as of June 29, 2020, as amended by a Limited Waiver and Modification to the Merger Agreement, dated as of August 3, 2020 (the “Merger Agreement”), by and among Liquidia Technologies, the Company, RareGen, Gemini Merger Sub I, Inc., a Delaware corporation (“Liquidia Merger Sub”), Gemini Merger Sub II, LLC, a Delaware limited liability company (“RareGen Merger Sub”), and PBM RG Holdings, LLC, a Delaware limited liability company (“PBM”). Pursuant to the Merger Agreement, Liquidia Merger Sub, a former wholly owned subsidiary of the Company, merged with and into Liquidia Technologies (the “Liquidia Technologies Merger”), and RareGen Merger Sub, a former wholly owned subsidiary of the Company, merged with and into RareGen (the “RareGen Merger” and, together with the Liquidia Technologies Merger, the “Merger Transaction”). Upon consummation of the Merger Transaction, the separate corporate existences of Liquidia Merger Sub and RareGen Merger Sub ceased and Liquidia Technologies and RareGen (now Liquidia PAH) continued as wholly owned subsidiaries of Liquidia Corporation.

On the Closing Date, an aggregate of 5,550,000 shares of common stock, $0.001 par value per share (“Liquidia Corporation Common Stock”), were issued to RareGen members in exchange for 10,000 RareGen common units, representing all of the issued and outstanding RareGen equity. Additionally, on the Closing Date, an aggregate of 616,666 shares of Liquidia Corporation Common Stock were withheld from RareGen members to secure the indemnification obligations of RareGen members. Additionally, RareGen members received a pro rata portion of the RareGen cash at closing in excess of $1 million. RareGen members were also entitled to receive a pro rata portion of up to an additional 2,708,333 shares of Liquidia Corporation Common Stock in the aggregate in 2022, based on the amount of 2021 net sales of the generic treprostinil product (“Net Sales Earnout Shares”) owned by Sandoz, which RareGen markets pursuant to the Promotion Agreement. The 2021 net sales amount was not achieved, and the Net Sales Earnout Shares will not be issued. The fair value of the purchase consideration or the purchase price was approximately $20.8 million.

Reasons for the Acquisition and Merger

The Company acquired Liquidia PAH to improve financial strength and operational efficiencies including the generation of cash flow through sales of a generic version of Remodulin, which is a parenteral formulation of treprostinil, for the treatment of PAH. Strategically, the Company believes that its commercial presence in the field will enable an efficient launch of YUTREPIA upon approval, leveraging existing relationships and further validating its reputation as a company committed to supporting PAH patients.

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

Accounting for the Acquisition

The acquisition of Liquidia PAH was accounted for as a business combination and reflects the application of acquisition accounting in accordance with ASC 805, Business Combinations. The acquired Liquidia PAH assets, including identifiable intangible assets and liabilities assumed, have been recorded at their estimated fair values with the excess purchase price assigned to goodwill.

Purchase Price Allocation

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed as of the Closing Date of November 18, 2020 based on their respective fair values summarized below:

Cash	$1,000,000
Property and equipment	79,330
Prepaid and other current assets	30,190
Intangible asset	5,620,000
Contract acquisition costs	12,980,000
Indemnification asset, related party	1,065,538
Goodwill	3,903,282
Less other current liabilities	(492,499)
Less refund liability	(2,696,000)
Less litigation finance payable, long-term	(646,510)
Total estimated purchase price	$20,843,331

Liquidia PAH Results of Operations

Liquidia PAH’s results of operations and cash flows are included in the Company’s consolidated financial statements for the period subsequent to November 18, 2020 through December 31, 2021, and Liquidia PAH’s assets and liabilities were recorded at their estimated fair values in the Company’s Consolidated Balance Sheets as of December 31, 2020. Liquidia PAH’s actual results for the period from the Closing Date November 18, 2020 through December 31, 2020, which are included in the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2020 were as follows:

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

Supplemental Pro Forma Financial Information

The following unaudited pro forma financial information assumes the companies were combined as of January 1, 2019. The unaudited pro forma financial information as presented below is for informational purposes only and is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the Merger Transaction had taken place on January 1, 2019, nor is it necessarily indicative of future results. Consequently, actual results could differ materially from the unaudited pro forma financial information presented below. The following table presents the pro forma operating results as if Liquidia PAH had been included in the Company’s Consolidated Statements of Operations as of January 1, 2019 (unaudited):

Year Ended
December 31,
2020
Revenue	$4,756,625
Net loss	$(57,406,967)
Net loss per common share, basic and diluted	$(1.48)

4. Contract Acquisition Costs, Intangible Asset, and Goodwill

Contract acquisition costs and the Intangible asset consist of the total value assigned to the Promotion Agreement (see Note 3 for Purchase Price Allocation). The Company is amortizing the value of the contract acquisition costs and intangible asset on a pro-rata basis based on the estimated total revenue or net profits to be recognized over the period from the date of the Merger Transaction through May 2027, the termination date of the Promotion Agreement (see Note 2 for Revenue Recognition accounting policy). Amortization of contract acquisition costs is recorded as a reduction of revenue and amortization of the intangible asset is recorded as cost of revenue. During the years ended December 31, 2021 and 2020, the Company recorded total amortization of $2,654,057 and $187,509, respectively, from the contract acquisition costs as a reduction in revenue. Net contract acquisition costs totaled $10,138,434 and $12,792,491 as of December 31, 2021 and December 31, 2020, respectively. During the years ended December 31, 2021 and 2020, the Company recorded total amortization of $1,145,167 and $85,157, respectively, from the intangible asset as cost of revenue. Net intangible asset totaled $4,389,676 and $5,534,843 as of December 31, 2021 and December 31, 2020, respectively.

The Company recognized goodwill in the Merger Transaction of $3,903,282 which primarily represents the Liquidia PAH assembled workforce and the residual value of the purchase consideration and assumed liabilities that exceeded the assets acquired (see Note 2 for Goodwill accounting policy). None of the goodwill recognized is expected to be deductible for income tax purposes.

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

On November 17, 2020, Liquidia PAH entered into a Litigation Funding and Indemnification Agreement (“Indemnification Agreement”) with PBM. PBM is considered to be a related party as it is controlled by a major stockholder (which beneficially owns approximately 9.9% of Liquidia Corporation Common Stock as of March 4, 2022) who is also a member of the Company’s Board of Directors.

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

As of December 31, 2021 and December 31, 2020, the Indemnification Asset and Litigation Finance Payable were classified as long-term assets and liabilities, respectively as it is considered unlikely that the litigation would conclude prior to December 31, 2022.

6. Stockholders’ Equity

Authorized Capital

As of December 31, 2021, the authorized capital of the Company consists of 90,000,000 shares of capital stock, $0.001 par value per share, of which 80,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

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

The Private Placement closed on April 13, 2021 and the Company received gross proceeds of approximately $21.7 million. The Company intends to use the proceeds from the Private Placement to strengthen its commercial capability for the introduction of YUTREPIA and the subcutaneous administration of Treprostinil Injection, for growth initiatives, and for general corporate purposes.

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

The Offering closed on July 2, 2020. The gross proceeds from the offering were $75.0 million and net proceeds were $70.3 million, after deducting underwriting discounts and commissions and other offering expenses. The Company used and intends to use the net proceeds from this Offering for ongoing commercial development of YUTREPIA, for development of LIQ865 and for general corporate purposes. The Company’s management will retain broad discretion over the allocation of the net proceeds.

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

Warrants

During the year ended December 31, 2021, 40,702 warrants to purchase shares of common stock were exercised. During the year ended December 31, 2020, no warrants to purchase shares of common stock were exercised.

As of December 31, 2021, outstanding warrants consisted of the following:

	Number of
	warrants	Exercise Price		Expiration Date
SVB Warrant - Initial Tranche (see Note 13)	100,000		$3.05	February 26, 2031
SVB Warrant - Term B and Term C Tranches (see Note 13)	100,000	$	n/a	February 26, 2031
Other warrants	65,572		$0.02	December 31, 2026

As of December 31, 2020 outstanding warrants consisted of the following:

	Number of
	warrants	Exercise Price	Expiration Date
Other warrants	106,274	$0.02	December 31, 2026

7. Stock-Based Compensation

The Company’s 2020 Long-Term Incentive Plan (the “2020 Plan”) was approved by stockholders in November 2020. The 2020 Plan replaced the 2018 Plan as the Company’s primary long-term incentive program. In addition to stock options, the 2020 Plan provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards. The 2020 Plan provides for accelerated vesting under certain change of control transactions. A total of 1,700,000 shares of the Company’s common stock was initially authorized and reserved for issuance under the 2020 Plan. This reserve will automatically increase each subsequent anniversary of January 1 through 2030, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors (the “Evergreen Provision”). On January 1, 2022, the number of shares of common stock available for issuance under the 2020 Plan automatically increased by 2,091,509 shares to 3,023,579 shares from 932,070 pursuant to the Evergreen Provision.

The Company’s 2018 Long-Term Incentive Plan (the “2018 Plan”) was approved by stockholders in July 2018. In addition to stock options, the 2018 Plan provided for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards. The 2018 Plan provides for accelerated vesting under certain change of control transactions. The 2018 Plan was discontinued following stockholder approval of the 2020 Plan, but the outstanding awards under the 2018 Plan will continue to remain in effect in accordance with its terms. Shares that are returned under the 2018 Plan upon cancellation, termination or otherwise of awards outstanding under the 2018 Plan will not be available for grant under the 2020 Plan. As of December 31, 2021, the Company had reserved for issuance 877,855 shares of common stock under the 2018 Plan, representing the remaining outstanding options and restricted stock units granted under the 2018 Plan.

The 2018 Plan replaced the 2016 and 2004 Plans as the Company’s primary long-term incentive program. The 2016 and 2004 Plans were discontinued following stockholder approval of the 2018 Plan, but the outstanding awards under the 2016 and 2004 Plans will continue to remain in effect in accordance with their terms. Shares that are returned under the 2016 and 2004 Plans upon cancellation, termination or otherwise of awards outstanding under the 2016 and 2004 Plans will not be available for grant under the 2020 or 2018 Plans. As of December 31, 2021, the Company had reserved for issuance 301,979 shares of common stock under the 2016 Plan and 195,979 shares of common stock under the 2004 Plan, representing the remaining outstanding options granted under the 2016 and 2004 Plans.

During December 2020, the Company issued a stock option grant to its new chief executive officer (the “New CEO”) to purchase up to 2,000,000 shares of the Company’s common stock (the “New CEO Option”) at the exercise price on the grant date of $3.00 per share. The New CEO Option was issued outside of the 2020 Plan, and vests as follows: 500,000, or 25%, vested on November 5, 2021 upon achievement of the acceleration event related to the Company’s receipt of tentative approval by the U.S. Food and Drug Administration (the “FDA”) of the Company’s New Drug Application for YUTREPIA; 375,000, or 25% of the then-unvested portion of the New CEO Option, vested on November 11, 2021 upon achievement of the acceleration event related to the commercial availability of the subcutaneous Treprostinil product with cartridge supplies sufficient to support the market for one year; 500,000, or 25%, vested on December 14, 2021, the first anniversary of the grant date; the balance of the New CEO Option will become vested and exercisable over the following third-six months, subject to the New CEO’s continuous employment with the Company, which ended on January 31, 2022. During the year ended December 31, 2021, $1,973,563 was recorded as stock-compensation expense associated with the achievement of the aforementioned acceleration events.

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

The Company recorded the following stock-based compensation expense:

	Year Ended
	December 31,
By Expense Category:	2021	2020
Research and development	$1,922,653	$1,099,000
General and administrative	4,823,674	2,855,000
Total stock-based compensation expense	$6,746,327	$3,954,000

	Year Ended
	December 31,
By Type of Award:	2021	2020
Stock options	$5,995,237	$3,817,000
Restricted stock units	751,090	137,000
Total stock-based compensation expense	$6,746,327	$3,954,000

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted-average basis, by type of award:

	As of December 31, 2021
		Weighted
		Average
		Remaining
		Recognition
	Unamortized	Period
	Expense	(Years)
Stock options	$6,133,835	2.9
Restricted stock units	$49,517	2.2

Stock Options

The following table summarizes the assumptions used for estimating the fair value of stock options granted under the Black-Scholes option-pricing model during:

Year Ended
December 31,
	2021	2020
Expected dividend yield	—	—
Risk-free interest rate	0.62% - 1.67%	0.40% - 1.60%
Expected volatility	91% - 96%	87% - 94%
Expected life (years)	5.2 - 6.1	5.8 - 6.2

As a result of using these assumptions in the Black-Scholes option-pricing model, the weighted average fair value for options granted during the years ended December 31, 2021 and 2020 was $2.23 and $2.78 per share, respectively.

The following describes each of these assumptions and the Company’s methodology for determining each assumption:

Expected Dividend Yield: The dividend yield percentage is zero because the Company neither currently pays dividends nor intends to do so during the expected option term.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve approximating the term of the expected life of the award in effect on the date of grant.

Expected Volatility: Expected stock price volatility is based on a weighted average of several peer public companies and the historical volatility of the Company’s common stock during the period for which it has traded since the initial public offering. For purposes of identifying peer companies, the Company considered characteristics such as industry, length of trading history and similar vesting terms.

Expected Life: The expected life represents the period the awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term by using the simplified method.

The following table summarizes the Company’s stock option activity, including the CEO Option, during the year ended December 31, 2021:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2020	4,692,071	$5.51
Granted	2,023,950	2.72
Exercised	(14,758)	2.85
Cancelled	(1,103,254)	7.10
Outstanding as of December 31, 2021	5,598,009	$4.19	8.1	$8,761,969
Exercisable as of December 31, 2021	3,131,403	$4.76	7.3	$4,348,315
Vested and expected to vest as of December 31, 2021	5,579,988	$4.18	8.1	$8,747,263

The aggregate intrinsic value of stock options in the table above represents the difference between the $4.87 closing price of the Company’s common stock as of December 31, 2021 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

The following table summarizes information about the Company’s stock options as of December 31, 2021:

		Weighted Average
Exercise Price or Range of Exercise		Contractual Life
Price	Options Outstanding	(Years)	Options Exercisable
$2.42 to $2.54	973,893	9.4	454,893
$2.56 to $2.97	1,008,787	9.2	218,198
$3.00	2,000,000	9.0	1,375,000
$3.14 to $4.71	622,574	6.5	325,443
$4.72 to $9.31	596,502	5.3	433,937
$10.04 to $21.36	396,253	4.4	323,932
	5,598,009	8.1	3,131,403

Additional information related to our stock options is summarized below:

	December 31,
	2021	2020
Intrinsic value of options exercised	$21,361	$176,433
Fair value of options vested	$6,169,000	$4,178,659

During the years ended December 31, 2021 and 2020, 14,758 and 91,413 stock options were exercised for the purchase of shares of common stock for total cash proceeds of $41,075 and $43,141, respectively.

Restricted Stock Unit Awards

Restricted Stock Units (“RSUs”) represent the right to receive shares of common stock of the Company at the end of a specified time period or upon the achievement of a specific milestone. RSUs can only be settled in shares of the Company’s common stock. During the year ended December 31, 2021, the Board of Directors approved grants of an aggregate of 334,015 performance-based RSUs to employees that vested upon the tentative approval by the FDA of the Company’s New Drug Application for YUTREPIA. This performance milestone was achieved during November 2021, resulting in a charge of $754,941 to stock based compensation during the year ended December 31, 2021. During March 2020, the Board of Directors approved grants of an aggregate of 138,464 non-performance-based RSUs to employees. RSUs represent the right to receive shares of common stock of the Company at the end of a specified time period. The RSUs vest over a four-year period similar to stock options granted to employees.

A summary of nonvested RSU awards outstanding as of December 31, 2021 and changes during the year then ended is as follows:

		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	RSUs	(per RSU)
Nonvested as of December 31, 2020	88,131	$4.68
Granted	334,015	2.97
Vested	(270,185)	2.99
Forfeited	(136,757)	3.99
Nonvested as of December 31, 2021	15,204	$3.31

Employee Stock Purchase Plan

In November 2020, stockholders approved the Liquidia Corporation 2020 Employee Stock Purchase Plan (the “2020 ESPP”). A total of 300,000 shares of the Company’s common stock were initially reserved for issuance under the 2020 ESPP. This reserve will automatically increase each subsequent anniversary of January 1 through 2030, by an amount equal to the smaller of (a) 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, (b) 150,000 shares, or (c) an amount determined by the Board of Directors (the “Evergreen Provision”). On January 1, 2022, the number of shares of common stock available for issuance under the 2020 ESPP increased by 150,000 to 600,000 pursuant to the Evergreen Provision.

The initial six-month offering period commenced on September 1, 2021 and will be followed by successive six-month offering periods. The 2020 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions, subject to plan limitations. During the initial six-month offering period, the Company’s common stock will be purchased for the accounts of employees participating in the 2020 ESPP at a price per share that is 85% of the Fair Market Value of a share of Stock on the Offering Date of the Offering Period. During future offering periods, the price per share will be equal to 85% of the lesser of (a) the Fair Market Value of a share of Stock on the Offering Date of the Offering Period or (b) the Fair Market Value of a share of Stock on the Purchase Date. fair market value of the Company’s common stock on the last trading day of the offering period.

8. License Agreements

The Company performs research under a license agreement with The University of North Carolina at Chapel Hill (“UNC”) as amended to date (the “UNC License Agreement”). As part of the UNC License Agreement, the Company holds an exclusive license to certain research and development technologies and processes in various stages of patent pursuit, for use in its research and development and commercial activities, with a term until the expiration date of the last to expire patent subject to the UNC License Agreement, subject to industry standard contractual compliance. Under the UNC License Agreement, the Company is obligated to pay UNC royalties equal to a low single digit percentage of all net sales of drug products whose manufacture, use or sale includes any use of the technology or patent rights covered by the UNC License Agreement, including YUTREPIA. The Company may grant sublicenses of UNC licensed intellectual property in return for specified payments based on a percentage of any fee, royalty or other consideration received.

9. Revenue From Contracts With Customers

On August 1, 2018, the Company partnered with Sandoz in the Promotion Agreement to launch the first-to-file generic of Treprostinil Injection for the treatment of patients with PAH. Under the Promotion Agreement, the Company provides certain promotional and nonpromotional activities on an exclusive basis for the product in the United States of America for the treatment of PAH. In addition, the Company paid Sandoz $20 million at the inception of the Promotion Agreement, in consideration for the right to conduct the promotional and nonpromotional activities for the product. In exchange for its services, the Company is entitled to receive a portion of net profits, as defined within the Promotion Agreement, based on specified profit levels associated with the product. See Note 2 for Revenue Recognition accounting policy.

The Company derived approximately 99% of its revenue from the Promotion Agreement during the year ended December 31, 2021.

Refund Liability

In accordance with the Promotion Agreement, Liquidia PAH receives consideration from Sandoz in the form of a share of Net Profits for the promotional activities it performs. The share of Net Profits received is subject to adjustments from Sandoz for items such as distributor chargebacks, rebates, inventory returns, inventory write-offs and other adjustments (the “Net Profits Adjustment”). The Company expects to refund certain amounts to Sandoz through a reduction of the cash received from future Net Profits generated under the Promotion Agreement. As of December 31, 2021, a $526,491 refund liability is offset against accounts receivable from Sandoz related to net service revenues recognized during the year ended December 31, 2021. As of December 31, 2020, $927,136 of accounts receivable from Sandoz related to net service revenues was offset against the refund liability.

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,	December 31,
	2021	2020
Lab and build-to-suit equipment	$6,599,508	$7,499,645
Office equipment	18,762	31,205
Furniture and fixtures	177,577	257,774
Computer equipment	347,632	404,558
Leasehold improvements	11,456,986	11,524,738
Construction-in-progress	—	65,820
Total property, plant and equipment	18,600,465	19,783,740
Accumulated depreciation and amortization	(13,583,071)	(12,978,170)
Property, plant and equipment, net	$5,017,394	$6,805,570

The Company recorded depreciation and amortization expense of $1,812,655 and $2,856,914 for the years ended December 31, 2021 and 2020, respectively. Maintenance and repairs are expensed as incurred and were $110,608 and $194,192, respectively, for the years ended December 31, 2021 and 2020.

The following table details the activity of Construction in Progress (“CIP”) in 2021 and 2020 and the associated transfer to Leasehold Improvements, Laboratory Equipment and Computer Software when the assets were placed in service:

	Leasehold	Build-to-suit	Lab
	Improvements	Equipment	Equipment	Total
Balance as of December 31, 2019	$—	$—	$91,797	$91,797
Add: Acquired in Merger Transaction	—	65,820	—	65,820
Less: Transfer due to being placed in service	—	—	(91,797)	(91,797)
Balance as of December 31, 2020	—	65,820	—	65,820
Less: Transfer due to being placed in service	—	(65,820)	—	(65,820)
Balance as of December 31, 2021	$—	$—	$—	$—

11. Income Taxes

No provision for federal and state income tax expense has been recorded for the years ended December 31, 2021 and 2020 due to the valuation allowance recorded against the net deferred tax asset and recurring losses.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2021 and 2020:

	2021	2020
Deferred income tax assets:
Tax loss carryforwards	$57,301,955	$54,844,147
Research and development credits	4,203,773	3,995,782
Share-based compensation	3,213,345	1,501,172
Lease liability	1,626,744	1,576,326
Compensation	799,448	193,490
Fixed assets	249,998	17,421
Refund liability	—	620,442
Patent amortization	324,786	76,017
Accrued litigation costs	1,641,583	265,659
Settlement reserve	140,682	—
Other	1,763	1,763
Valuation allowance	(66,986,990)	(61,595,499)
Total deferred income tax assets	2,517,087	1,496,720
Deferred income tax liabilities:
Section 481(a) adjustment	48,317	62,420
Intangible assets	1,678,555	675,866
Right of use asset	790,215	758,434
Total deferred income tax liabilities	2,517,087	1,496,720
Total net deferred tax	$—	$—

As of December 31, 2021 and 2020, the Company established a full valuation allowance against its net deferred tax assets since, at the time, the Company could not assert that it was more likely than not that its deferred tax assets would be realized. As a result, there was an increase in the valuation allowance in 2021 of approximately $5,391,500.

As of December 31, 2021, the Company had federal and state income tax loss carryforwards of $264,871,600 and $293,749,200, respectively, which begin to expire in 2024 for federal purposes and in 2021 for state purposes. In addition, the Company has tax credit carryforwards for federal tax purposes of approximately $4,659,200 as of December 31, 2021, which begin to expire in 2026. The utilization of net operating loss and tax credit carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards.

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

The reasons for the difference between actual income tax expense for the years ended December 31, 2021 and 2020 and the amount computed by applying the statutory federal income tax rate to income before income tax are as follows:

	2021		2020
		% of		% of
		Pretax		Pretax
	Amount	Earnings	Amount	Earnings
Income tax benefit at statutory rate	$(7,261,318)	21%	$(12,550,174)	21%
State income taxes, net of federal tax benefit	(2,625,563)	7.6	(1,203,286)	2
Non-deductible expenses	—	—	2,929	—
Stock-based compensation	286,226	(0.8)	247,011	(0.4)
Transaction costs	—	—	573,494	(1.0)
Credits	(261,735)	0.8	(978,793)	1.6
Change in state rate	4,454,297	(12.9)	(667)	—
Other	16,602	(0.1)	(70,721)	0.1
Change in valuation allowance	5,391,491	(15.6)	13,980,207	(23.3)
Provision for income taxes	$—	—%	$—	—%

The Company has determined that there may be a future limitation on the Company’s ability to utilize its entire federal R&D credit carryover. Therefore, the Company recognized an uncertain tax benefit associated with the federal R&D credit carryover during the years ended December 31, 2021 and 2020, as follows:

Balance at December 31, 2019	$158,710
Increases related to 2020	244,698
Balance at December 31, 2020	403,408
Increases related to 2021	51,999
Balance at December 31, 2021	$455,407

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company has determined that it had no other material uncertain tax benefits for the year ended December 31, 2020. The Company’s policy for recording interest and penalties related to uncertain tax provisions is to record them as a component of the provision for income taxes. The Company did not have any accrued interest or penalties associated with any unrecognized tax positions as of December 31, 2021 and 2020, and there were no such interest or penalties recognized during the years ended December 31, 2021 and 2020.

On November 18, 2021, North Carolina enacted the 2021 Appropriations Act, which included a gradual corporate income tax rate decrease from the current 2.5% to 0% by 2030. The Company is in a cumulative loss position and does not have significant deferred tax liabilities that can be utilized as a source of taxable income in the future. The Company has reduced its deferred tax asset related to North Carolina NOLs to zero, as no benefit is expected to be realized from these deferred tax assets prior to 2030 when there would be no income tax in North Carolina. The reduction in the value of the deferred tax assets resulted in $5.1 million of tax expense, which was fully offset by the reduction in the corresponding valuation allowance. If the Company becomes profitable prior to 2030, the Company will recognize an income tax benefit related to the portion of its deferred tax asset related to North Carolina NOLs utilized.

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

The Company’s lease cost is reflected in the accompanying Statements of Operations and Comprehensive Loss as follows:

		Year Ended December 31,
	Classification	2021	2020
Operating lease cost	General and administrative	$780,470	$780,470
Finance lease cost:
Amortization of lease assets	General and administrative	266,720	1,356,307
Interest on lease liabilities	Interest expense	42,841	125,659
Total Lease Cost		$1,090,031	$2,262,436

The weighted average remaining lease term and discount rates as of December 31, 2021 were as follows:

Weighted average remaining lease term (years):
Operating leases	4.8
Finance leases	2.4
Weighted average discount rate:
Operating leases	10.3%
Finance leases	6.5%

The discount rate for operating leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms.

The future minimum lease payments as of December 31, 2021 were as follows:

	Operating	Finance
Year ending December 31:	Leases	Leases	Total
2022	$1,243,934	$342,762	$1,586,696
2023	1,283,253	195,350	1,478,603
2024	1,316,540	114,727	1,431,267
2025	1,355,923	64,161	1,420,084
2026	1,157,807	—	1,157,807
Total minimum lease payments	6,357,457	717,000	7,074,457
Less: Interest	(1,351,156)	(54,337)	(1,405,493)
Present value of lease liabilities	$5,006,301	$662,663	$5,668,964

Other Commitments and Contingencies

In March 2012, the Company entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to the Company’s manufacturing capabilities during the term of the agreement. The Company agreed to pay future contingent milestones and royalties on net sales totaling no more than $1,500,000, none of which has been earned as of December 31, 2021.

The Company enters into contracts in the normal course of business with contract service providers to assist in the performance of research and development and manufacturing activities. Subject to required notice periods and obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. In addition, the Company has entered into a multi-year agreement with LGM Pharma, LLC (LGM) to produce active pharmaceutical ingredients for YUTREPIA. Under the manufacturing agreement with LGM, the Company is required to provide rolling forecasts, a portion of which will be considered a binding, firm order, subject to an annual minimum purchase commitment of $3,050,000 for the term of the agreement. The agreement expires five years from the first marketing authorization approval of YUTREPIA. This minimum commitment was waived for the year ending December 31, 2022.

Contingencies

The Company from time-to-time is subject to claims and litigation in the normal course of business, none of which the Company believes represent a risk of material loss or exposure. See Note 15 for further discussion of pending legal proceedings.

13. Long-Term Debt

Long-term debt consisted of the following as of December 31, 2021 and 2020:

		December 31,	December 31,
	Maturity Date	2021	2020
Pacific Western Bank term loan	October 25, 2022	$—	$10,292,485
Silicon Valley Bank term loan	September 1, 2024	10,409,950	—
Long-term debt		$10,409,950	$10,292,485

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

The Company and its two wholly owned subsidiaries, Liquidia Technologies and Liquidia PAH, entered into a Loan and Security Agreement with SVB on February 26, 2021 (the “Effective Date”) and a First Loan Modification Agreement with SVB on August 26, 2021 (the “SVB LSA”). The Loan and Security Agreement, as amended by the First Loan

Modification Agreement, is referred to as the “SVB LSA.” The SVB LSA established a term loan facility in the aggregate principal amount of up to $20.5 million (the “Term Loan Facility”). An initial $10.5 million (the “Term A Loan”) was funded on March 1, 2021 and was used to satisfy the Company’s existing obligations under the A&R LSA, consisting of approximately $9.4 million in outstanding principal and interest, and such obligations are considered fully repaid and terminated as of that date, with the excess proceeds funded to the Company. The Company accounted for the repayment of the A&R LSA in accordance with ASC 405, Extinguishments of Liabilities, which resulted in a loss on extinguishment during the year ended December 31, 2021 of approximately $53,150, which is included in interest expense in the consolidated statement of operations and comprehensive loss.

In connection with the SVB LSA, the Company issued to SVB a warrant, dated as of the Effective Date (the “SVB Warrant”) to purchase up to 200,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), of which (x) 100,000 shares vested on the Effective Date, with an exercise price per share equal to $3.05 (the “Initial Tranche”), and (y) 50,000 shares shall become exercisable on each of the Term B Loan Funding Date and Term C Loan Funding Date (if these events occur), with an exercise price per share equal to the lower of (i) the trailing 10-day average price of the Common Stock on the applicable funding date and (ii) the closing price per share of Common Stock on the trading day prior to applicable funding date (the “Term B and C Tranches”).

The Company evaluated the features of the SVB LSA and SVB Warrant in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The Company determined that the SVB LSA and SVB Warrant did not contain any features that would qualify as a derivative or embedded derivative. In addition, the Company determined that the SVB Warrant should be classified as equity. The value of the SVB Warrant is included in Additional Paid-in-Capital in the Company’s condensed consolidated balance sheet as of December 31, 2021. The estimated fair value of the SVB Warrant of was calculated using the Black-Scholes Option Pricing Model based on the following inputs:

Expected dividend yield	—
Risk-free interest rate	1.43%
Expected volatility	90.8%
Expected life (years)	10.0

On January 7, 2022, the Company and its two wholly owned subsidiaries, Liquidia Technologies and Liquidia PAH, entered into an Amended and Restated Loan and Security Agreement with SVB and SVB Innovation Credit Fund VIII, L.P (the “A&R SVB LSA”). The A&R SVB LSA provides the Company with up to $40.0 million in term loans of which the first $20.0 million was funded January 7, 2022. See Note 16 for additional details regarding the A&R SVB LSA.

14. Defined Contribution Retirement Plan

The Company maintains a defined contribution 401(k) retirement plan for its employees, pursuant to which employees who have completed sixty days of service may elect to contribute a portion of their compensation on a tax-deferred basis up to the maximum amount permitted by the Internal Revenue Code. The Company provides a 4% matching contribution to eligible employee contributions. Matching contributions are paid subsequent to the year to which they relate. The Company’s matching contributions for the years ended December 31, 2021 and 2020 were $321,804 and $416,345, respectively, and such amounts were included in Accrued Compensation on the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.

15. Legal Proceedings

YUTREPIA-Related Litigation

In June 2020, United Therapeutics filed a complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware (Case No. 1:20-cv-00755-RGA) (the “Hatch-Waxman Litigation”), asserting infringement by the Company of U.S. Patent Nos. 9,604,901, entitled “Process to Prepare Treprostinil, the Active

Ingredient in Remodulin®” (the “‘901 Patent”), and 9,593,066, entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®” (the “‘066 Patent”), relating to United Therapeutics’ Tyvaso®, a nebulized treprostinil solution for the treatment of PAH. In July 2020, the Company filed an answer to United Therapeutics’ complaint and also included counterclaims of invalidity, non-infringement, and Orange Book de-listing of the ‘901 Patent and ‘066 Patent. United Therapeutics seeks a judgment that the asserted patents are infringed and an injunction of FDA final approval and subsequent commercial launch of YUTREPIA product until after the latest to expire asserted patent. United Therapeutics’ complaint is in response to the Company’s NDA for YUTREPIA, filed with the FDA, requesting approval to market YUTREPIA, a dry powder inhalation of treprostinil for the treatment of PAH. The YUTREPIA NDA was filed under the 505(b)(2) regulatory pathway with Tyvaso® as the reference listed drug. Under the Hatch-Waxman Act, the FDA is automatically precluded from approving the YUTREPIA NDA for up to 30 months until October 2022, absent an earlier judgment unfavorable to United Therapeutics by the court. Although the Company believes its YUTREPIA dry powder inhaler for the treatment of PAH is highly differentiated from Tyvaso®, since the Company is seeking approval of the YUTREPIA NDA under the 505(b)(2) regulatory pathway, the YUTREPIA NDA is subject to the provisions of the Hatch-Waxman Act.

In July 2020, the U.S. Patent and Trademark Office (the “USPTO”) issued U.S. Patent No. 10,716,793 (the “793 Patent”), entitled “Treprostinil Administration by Inhalation”, to United Therapeutics. In July 2020, United Therapeutics also filed an amended complaint in the Hatch-Waxman Litigation asserting infringement of the ‘793 Patent by the practice of YUTREPIA. The infringement allegation of the ‘793 Patent is separate from the 30-month regulatory stay on final approval of the NDA for YUTREPIA, which is only associated with the infringement allegations of the ‘901 Patent and the ‘066 Patent. United Therapeutics’ motion to dismiss the Company’s invalidity defenses and counterclaims concerning the ‘793 Patent was denied by the U.S. District Court for the District of Delaware in November 2020.

In June 2021, Judge Andrews, presiding over the Hatch-Waxman Litigation, held a claim construction hearing. Following the claim construction hearing, the Court issued orders that three of the terms under consideration would be given their plain and ordinary meaning and ruling in our favor regarding the other two terms. Based on the Court’s construction of the terms, United Therapeutics filed a stipulation of partial judgment with respect to the ‘901 Patent in December 2021 under which United Therapeutics agreed to the entry of judgment of our non-infringement of the ’901 Patent. United Therapeutics preserved its appellate rights with respect to the ‘901 Patent in the event the Court’s construction of those terms is reversed. With this stipulation of partial judgment, only the ‘066 Patent now serves as a basis for the on-going regulatory stay for final approval of YUTREPIA by the FDA. Trial is scheduled for March 28-30, 2022, with closing arguments to follow on March 31, 2022.

In March 2020, the Company filed two petitions for inter partes review with the Patent Trial and Appeal Board (the “PTAB”) of the USPTO. One petition was for inter partes review of the ‘901 Patent, and sought a determination that the claims in the ‘901 Patent are invalid, and a second petition was for inter partes review of the ‘066 Patent, and sought a determination that the claims in the ‘066 Patent are invalid. Both the ‘901 Patent and ‘066 Patent are owned by United Therapeutics, and both patents are related to U.S. Patent No. 8,497,393 which was granted to United Therapeutics and subsequently invalidated by the USPTO in an inter partes review instituted in 2016 by SteadyMed Ltd. In October 2020, the PTAB instituted an inter partes review of the ‘901 Patent and concurrently denied institution on the ‘066 Patent, stating that the ‘066 petition has not established a reasonable likelihood that it would prevail in showing that at least one of the challenged claims is unpatentable. In March 2021, PTAB denied a request from United Therapeutics for a rehearing regarding PTAB’s decision to institute an inter partes review of the ‘901 patent. In October 2021, the PTAB issued a final written decision concluding that seven of the claims in the ‘901 patent were unpatentable, leaving only the narrower dependent claims 6 and 7, both of which require actual storage at ambient temperature of treprostinil sodium.

In January 2021, the Company filed a petition for inter partes review with the PTAB, relating to the ‘793 patent, seeking a determination that the claims in the ‘793 patent are invalid. In August 2021, the PTAB instituted an inter partes review of the ‘793 Patent. A final written decision determining the validity of the challenged claims of the ‘793 patent is expected within 12 months from institution.

In December 2021, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, alleging that the Company and a former United Therapeutics employee, who later joined the Company as an employee many years after terminating his employment with United Therapeutics, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. The claims are substantially similar to the claims that United Therapeutics previously sought to add to the Hatch-Waxman Litigation. In January 2022, the Company’s co-defendant in the lawsuit removed the lawsuit to the United States District Court for the Middle District of North Carolina. Subsequently, in January 2022, United Therapeutics filed an amended complaint eliminating their claim under the federal Defend Trade Secrets Act and seeking to have the case remanded to North Carolina state court. The motion to remand remains under consideration by the Court. The Company continues to disagree with United Therapeutics’ allegations, deny any liability for misappropriation of any trade secrets or for engaging in any unfair or deceptive trade practices and intend to vigorously defend against these allegations.

Liquidia PAH-Related Litigation

In April 2019, Sandoz and Liquidia PAH (then known as RareGen) filed a complaint against United Therapeutics and Smiths Medical in the District Court of New Jersey (Case No. No. 3:19-cv-10170), (the “UTC/Smiths Medical litigation”), alleging that United Therapeutics and Smiths Medical violated the Sherman Antitrust Act of 1890, state law antitrust statutes and unfair competition statutes by engaging in anticompetitive acts regarding the drug treprostinil for the treatment of PAH. In March 2020, Sandoz and Liquidia PAH filed a first amended complaint adding a claim that United Therapeutics breached a settlement agreement that was entered into in 2015, in which United Therapeutics agreed to not interfere with Sandoz’s efforts to launch its generic treprostinil, by taking calculated steps to restrict and interfere with the launch of Sandoz’s competing generic product. United Therapeutics developed treprostinil under the brand name Remodulin® and Smiths Medical manufactured a pump and cartridges that are used to inject treprostinil into patients continuously throughout the day. Sandoz and Liquidia PAH allege that United Therapeutics and Smiths Medical entered into anticompetitive agreements (i) whereby Smiths Medical placed restrictions on the cartridges such that they can only be used with United Therapeutics’ branded Remodulin® product and (ii) requiring Smiths Medical to enter into agreements with specialty pharmacies to sell the cartridges only for use with Remodulin®.

In January 2020, the Court denied Liquidia PAH’s and Sandoz’s motion for a preliminary injunction and United Therapeutics’ and Smiths Medicals’ motion to dismiss. In November 2020, Sandoz and Liquidia PAH entered into a binding term sheet (the “Term Sheet”) with Smiths Medical in order to resolve the outstanding UTC/Smiths Medical Litigation solely with respect to disputes between Smiths Medical, Liquidia PAH and Sandoz. In April 2021, Liquidia PAH and Sandoz entered into a Long Form Settlement Agreement (the “Settlement Agreement”) with Smiths Medical to further detail the terms of the settlement among such parties as reflected in the Term Sheet. Pursuant to the Term Sheet and the Settlement Agreement, the former RareGen members and Sandoz received a payment of $4.25 million that was evenly split between the parties. In addition, pursuant to the Term Sheet and Settlement Agreement, Smiths Medical disclosed and made available to Sandoz and Liquidia PAH certain specifications and other information related to the cartridge that Smiths Medical developed and manufactures for use with the CADD-MS 3 Infusion pump (the “CADD-MS 3 Cartridge”). Pursuant to the Settlement Agreement, Smiths Medical also granted Liquidia PAH and Sandoz a non-exclusive, royalty-free license in the United States to Smiths Medical’s patents and copyrights associated with the CADD-MS 3 Cartridge and certain other information for use of the CADD-MS 3 pump and the CADD-MS 3 Cartridges. Smiths also agreed in the Settlement Agreement to provide information and assistance in support of Liquidia PAH’s efforts to receive FDA clearance for the RG Cartridge and to continue to service certain CADD-MS 3 pumps that are available for use with the Treprostinil Injection through January 1, 2025. Liquidia PAH and Sandoz agreed, among other things, to indemnify Smiths from certain liabilities related to the RG Cartridge. As of the date of this Annual Report on Form 10-K, the UTC/Smiths Medical Litigation is ongoing. In September 2021, United Therapeutics filed a motion for summary judgment with respect to all of the claims brought by Sandoz and Liquidia PAH against United Therapeutics. The motion for summary judgment remains under consideration by the Court.

16. Subsequent Events

Roger Jeff’s Appointment as Chief Executive Officer

Effective January 3, 2022 (the “Jeffs Effective Date”), Roger A. Jeffs, Ph.D. was appointed as the Company’s Chief Executive Officer, succeeding Damian deGoa, the Company’s former Chief Executive Officer. Dr. Jeffs will also continue to serve as a director on the Board.

In connection with Dr. Jeffs’ appointment, on the Jeffs Effective Date, the Company and Dr. Jeffs entered into an executive employment agreement (the “Jeffs Employment Agreement”) pursuant to which Dr. Jeffs is entitled to an annual base salary of $650,000 and is eligible to receive a discretionary annual cash bonus of up to 50% of his annualized base salary. Dr. Jeffs is also entitled to a quarterly bonus, beginning in 2023 through the end of the last calendar quarter in 2025, equal in the aggregate to the difference (only if positive) between the per share closing price of a share of common stock, $0.001 par value per share, of the Company (“Common Stock”) on the date which the Second Tranche Option (as defined below) is granted minus the per share closing price of Common Stock on the Jeffs Effective Date multiplied by 931,745.

On the Jeffs Effective Date, pursuant to the Jeffs Employment Agreement, Dr. Jeffs was granted a nonstatutory stock option entitling the purchase up to 1,682,827 shares (the “Sign-On Option”) of Common Stock, with an exercise price per share equal to the closing price of a share of Common Stock on the date of grant. Subject to the terms and conditions of the Jeffs Employment Agreement, Dr. Jeffs is also entitled to a grant of a nonstatutory stock option to purchase up to 931,745 shares (the “Second Tranche Option” and together with the Sign-On Option, the “Options”) of Common Stock, with an exercise price per share equal to the closing price of share of Common Stock on the date of grant. The Options shall (i) be granted under and subject to the terms of the Company’s 2020 Long-Term Incentive Plan (the “Plan”) and a form of nonstatutory stock option grant agreement, and (ii) be subject to the following vesting schedule: 25% of the grant will become vested and exercisable on the first anniversary of the Jeffs Effective Date, and the remaining portion of the grant will become vested and exercisable, as applicable, in equal monthly installments over the following thirty-six (36) months, subject to Dr. Jeffs’ continuous employment with the Company on each such vesting date. Notwithstanding the foregoing, in the event of a Change in Control (as defined in the Plan) then 100% of the unvested portion of the Options shall become vested and exercisable as of the closing date of such Change in Control, provided that Dr. Jeffs is actively employed with the Company on such date.

Amended and Restated Loan and Security Agreement

On January 7, 2022 (the “A&R SVB Effective Date”), the Company, Liquidia Technologies, and Liquidia PAH entered into an Amended and Restated Loan and Security Agreement with SVB and SVB Innovation Credit Fund VIII, L.P. (“Innovation”) (the “A&R SVB LSA”), which provides the Company with up to $40.0 million in term loans of which $20.0 million was funded on the A&R SVB Effective Date. The prior SVB LSA had provided up to $20.5 million in term loans of which $10.5 million had been funded as of December 31, 2021 and the A&R SVB Effective Date.

Under the terms of the A&R SVB LSA, SVB will make loans available in three tranches. Proceeds from the first tranche of $20.0 million were used to retire the loans outstanding under the prior SVB LSA and added $9.5 million of cash to the Company’s balance sheet. The first tranche also provides the option of drawing an additional $5.0 million at the Company’s discretion through December 31, 2022. A second tranche of $7.5 million is available to fund immediately upon receipt of final and unconditional approval for YUTREPIA by December 31, 2022. The third tranche of $7.5 million will be available through August 31, 2023, upon generating trailing six-month net product sales of YUTREPIA of $27.5 million by June 30, 2023. The debt facility will mature on December 1, 2025 and will consist of interest-only payments through December 31, 2023, unless the third tranche milestone is achieved, in which case interest-only payments will continue through December 31, 2024. The outstanding principal amount of the term loans shall accrue interest at a floating rate per annum equal to the greater of (1) seven and one-quarter of one percent (7.25%) and (2) the rate of interest per annum from time to time published in the money rates section of The Wall Street Journal plus four percent (4.0%).

The A&R SVB LSA contains customary affirmative and negative covenants and customary events of default, including, among other things, the occurrence of a material adverse change, which is defined as a material impairment in the perfection or priority of the lien in the Company’s assets that serve as collateral or the value of such collateral, a material adverse change in the Company’s business, operations, or condition (financial or otherwise), or a material impairment of the prospect of repayment of any portion of the loan. In the event of default by the Company or a declaration of material adverse change by its lender, under the Term Loan, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the A&R SVB LSA, which could materially harm the Company’s financial condition. The A&R SVB LSA also contains certain financial covenants, including maintaining a minimum cash balance of $27.5 million prior to funding of the second tranche. After funding of the second tranche, the Company must either have a minimum cash balance of 150% of the then-outstanding cash balance or meet other minimum market capitalization or minimum revenue requirements. As of the filing date of this Annual Report on Form 10-K, the Company was not aware of any breach of covenants, occurrence of material adverse change, nor had it received any notice of event of default from SVB.

As an inducement to enter into the A&R SVB LSA, the Company issued to each of SVB, Innovation, and Innovation Credit Fund VIII-A L.P. (“Innovation Credit”) certain warrants to purchase shares of the Company’s common stock pursuant to the Warrant to Purchase Stock agreements by and between the Company and each recipient (collectively, the “SVB Warrants”). The grant of warrants under the respective SVB Warrants provided (i) SVB with the initial right to obtain 125,000 shares of the Company’s stock at an exercise price of $5.14 a share, and there is an opportunity for SVB to obtain up to 50,000 more warrants based on certain loans that may be made under the A&R SVB LSA, (ii) Innovation with the initial right to obtain 62,500 shares of the Company’s stock at an exercise price of $5.14 a share, and there is an opportunity for Innovation to obtain up to 25,000 more warrants based on certain loans that may be made under the Loan Agreement, and (iii) Innovation Credit with the initial right to obtain 62,500 shares of the Company’s stock at an exercise price of $5.14 a share, and there is an opportunity for Innovation Credit to obtain up to 25,000 more warrants based on certain loans that may be made under the Loan Agreement. The SVB Warrants provide an option for a cashless exercise.

2022 Inducement Plan

On January 25, 2022, the Board approved the adoption of the Company’s 2022 Inducement Plan (the “2022 Inducement Plan”). The 2022 Inducement Plan was recommended for approval by the Compensation Committee of the Board (the “Compensation Committee”), and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the rules and regulations of The Nasdaq Stock Market, LLC (the “Nasdaq Listing Rules”).

The Board has reserved 310,000 shares of the Company's common stock for issuance pursuant to equity awards granted under the 2022 Inducement Plan, and the 2022 Inducement Plan will be administered by the Compensation Committee. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2022 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board (or any subsidiary of the Company), or following a bona fide period of non-employment by the Company (or a subsidiary of the Company), if he or she is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.