Form 10-Q
period 2022-03-31
Liquidia Corp
filed 2022-05-12
CIK 1819576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended March 31, 2022

or

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

As of May 3, 2022, there were 64,344,476 shares of the registrant’s common stock outstanding.

LIQUIDIA CORPORATION

This quarterly report on Form 10-Q includes our trademarks, trade names and service marks, such as Liquidia, the Liquidia logo, YUTREPIA, and PRINT, or Particle Replication In Non-wetting Templates, which are protected under applicable intellectual property laws and are the property of Liquidia Technologies, Inc. This quarterly report also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this quarterly report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	those identified and disclosed in our public filings with the U.S. Securities and Exchange Commission (“SEC”) including, but not limited to (i) the timing of and our ability to obtain and maintain regulatory approvals for our product candidates, including YUTREPIA, the potential for, and timing regarding, eventual final approval by the United States Food and Drug Administration (the “FDA”) of and our ability to commercially launch YUTREPIA, including the potential impact of regulatory review, approval, and exclusivity developments which may occur for competitors; (ii) the timeline or outcome related to our current patent litigation with United Therapeutics pending in the U.S. District Court for the District of Delaware, the inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office or any appeals of any decisions issued by the U.S. District Court for the District of Delaware or the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office; and (iii) our ability to predict, foresee, and effectively address or mitigate future developments resulting from the COVID-19 pandemic or other global shutdowns, which could include a negative impact on the availability of key personnel, the temporary closure of our facility or the facilities of our business partners, suppliers, third-party service providers or other vendors, or delays in payments or purchasing decisions, or the interruption of domestic and global supply chains, liquidity and capital or financial markets;
●	our expectations regarding the size of the patient populations for, market acceptance and opportunity for those drug products and medical devices that we commercialize in collaboration with third parties, including Sandoz Inc.’s first-to-file fully substitutable generic treprostinil injection and the RG 3ml Medication Cartridge that we developed in collaboration with Chengdu Shifeng Medical Technologies LTD.;
●	our ability to draw down on our debt facility with Silicon Valley Bank (“SVB”) and SVB Innovation Credit Fund VIII, L.P. (“Innovation”) and our ability to satisfy the covenants contained in the Amended and Restated Loan and Security Agreement with SVB and Innovation (the “A&R SVB LSA”);
●	our ability to retain, attract and hire key personnel;
●	prevailing economic, market and business conditions;
●	the cost and availability of capital and any restrictions imposed by lenders or creditors;
●	changes in the industry in which we operate;
●	the failure to renew, or the revocation of, any license or other required permits;
●	unexpected charges or unexpected liabilities arising from a change in accounting policies, including any such changes by third parties with whom we collaborate and from whom we receive a portion of their net profits, or the effects of acquisition accounting varying from our expectations;
●	the risk that the credit ratings of our company or our subsidiaries may be different from what the companies expect, which may increase borrowing costs and/or make it more difficult for us to pay or refinance our debts and require us to borrow or divert cash flow from operations in order to service debt payments;
●	fluctuations in interest rates;
●	adverse outcomes of pending or threatened litigation or governmental investigations, if any;
●	the effects on the companies of future regulatory or legislative actions, including changes in healthcare, environmental and other laws and regulations to which we are subject;
●	conduct of and changing circumstances related to third-party relationships on which we rely, including the level of credit worthiness of counterparties;
●	the volatility and unpredictability of the stock market and credit market conditions;

●	conditions beyond our control, such as natural disasters, global pandemics (including COVID-19), or acts of war or terrorism;
●	variations between the stated assumptions on which forward-looking statements are based and our actual experience;
●	other legislative, regulatory, economic, business, and/or competitive factors;
●	our plans to develop and commercialize our product candidates;
●	our planned clinical trials for our product candidates;
●	the timing of the availability of data from our clinical trials;
●	the timing of our planned regulatory filings;
●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
●	the clinical utility of our product candidates and their potential advantages compared to other treatments;
●	our commercialization, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for the manufacture of our product candidates and the sufficiency of our current manufacturing facilities to produce development and commercial quantities of our product candidates;
●	our ability to establish and maintain collaborations;
●	our estimates regarding the market opportunities for our product candidates;
●	our intellectual property position and the duration of our patent rights;
●	our estimates regarding future expenses, capital requirements and needs for additional financing; and
●	our expected use of proceeds from prior public offerings and the period over which such proceeds, together with cash, will be sufficient to meet our operating needs.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Liquidia Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$57,794	$57,494
Accounts receivable, net	3,287	2,990
Prepaid expenses and other current assets	874	792
Total current assets	61,955	61,276
Property, plant and equipment, net	4,614	5,017
Operating lease right-of-use assets, net	2,342	2,412
Indemnification asset, related party	6,420	6,282
Contract acquisition costs, net	9,759	10,138
Intangible asset, net	4,225	4,390
Goodwill	3,903	3,903
Other assets	307	311
Total assets	$93,525	$93,729
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,666	$1,070
Accrued compensation	845	3,157
Other accrued expenses	4,327	2,014
Current portion of operating lease liabilities	804	775
Current portion of finance lease liabilities	334	311
Total current liabilities	7,976	7,327
Litigation finance payable	6,419	6,143
Long-term operating lease liabilities	4,018	4,232
Long-term finance lease liabilities	247	352
Long-term debt	19,476	10,410
Total liabilities	38,136	28,464
Commitments and contingencies
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized, none outstanding	—	—
Common stock — $0.001 par value, 80,000,000 shares authorized, 53,054,158 and 52,287,737 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	53	52
Additional paid-in capital	380,860	374,794
Accumulated deficit	(325,524)	(309,581)
Total stockholders’ equity	55,389	65,265
Total liabilities and stockholders’ equity	$93,525	$93,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$3,492	$3,084
Costs and expenses:
Cost of revenue	694	694
Research and development	4,728	6,054
General and administrative	12,542	5,337
Total costs and expenses	17,964	12,085
Loss from operations	(14,472)	(9,001)
Other income (expense):
Interest income	4	21
Interest expense	(478)	(150)
Loss on extinguishment of debt	(997)	(53)
Total other income (expense), net	(1,471)	(182)
Net loss and comprehensive loss	$(15,943)	$(9,183)
Net loss per common share, basic and diluted	$(0.30)	$(0.21)
Weighted average common shares outstanding, basic and diluted	52,465,283	43,443,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except shares amounts)

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	52,287,737	$52	$374,794	$(309,581)	$65,265
Issuance of common stock upon exercise of stock options	143,048	—	593	—	593
Issuance of common stock upon vesting of restricted stock units	1,690	—	—	—	—
Issuance of common stock under employee stock purchase plan	5,017	—	28	—	28
Issuance of warrants	—	—	1,317	—	1,317
Equity consideration for acquisition	616,666	1	(1)	—	—
Stock-based compensation	—	—	4,129	—	4,129
Net loss	—	—	—	(15,943)	(15,943)
Balance as of March 31, 2022	53,054,158	$53	$380,860	$(325,524)	$55,389

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	43,336,277	$43	$346,045	$(275,002)	$71,086
Issuance of common stock upon exercise of stock options	281	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	10,366	—	—	—	—
Issuance of warrant	—	—	261	—	261
Stock-based compensation	—	—	745	—	745
Net loss	—	—	—	(9,183)	(9,183)
Balance as of March 31, 2021	43,346,924	$43	$347,051	$(284,185)	$62,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(15,943)	$(9,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,185	745
Depreciation and amortization	947	1,609
Non-cash lease expense	70	53
Loss on extinguishment of debt	997	53
Non-cash interest (income) expense	(6)	71
Changes in operating assets and liabilities:
Accounts receivable, net	(297)	(628)
Prepaid expenses and other current assets	(82)	(62)
Other non-current assets	4	39
Accounts payable	458	(2,328)
Accrued compensation	(2,368)	(1,772)
Other accrued expenses	2,438	944
Refund liability	—	(1,769)
Operating lease liabilities	(185)	(158)
Net cash used in operating activities	(9,782)	(12,386)
Investing activities
Purchases of property, plant and equipment	—	(52)
Net cash provided by (used in) investing activities	—	(52)
Financing activities
Principal payments on finance leases	(82)	(226)
Principal payments on long-term debt	(10,500)	(10,353)
Proceeds from issuance of long-term debt with warrants, net	19,767	10,410
Receipts from litigation financing	276	927
Proceeds from issuance of common stock under stock incentive plans	621	1
Net cash provided by financing activities	10,082	759
Net increase (decrease) in cash and cash equivalents	300	(11,679)
Cash and cash equivalents, beginning of period	57,494	65,316
Cash and cash equivalents, end of period	$57,794	$53,637
Supplemental disclosure of cash flow information
Cash paid for interest	$261	$87
Cash paid for operating lease liabilities	$309	$300
Reduction of lease liability and right-of-use asset from lease modification	$—	$39
Non-cash increase in indemnification asset through accounts payable	$138	$1,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

(tabular dollars in thousands)

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

The Company generates revenue primarily pursuant to a promotion agreement between Liquidia PAH and Sandoz Inc. (“Sandoz”), dated as of August 1, 2018, as amended (the “Promotion Agreement”), sharing profit derived from the sale of the first-to-file fully substitutable generic treprostinil injection (“Treprostinil Injection”) in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. The Company employs a targeted sales force calling on physicians and hospital pharmacies involved in the treatment of pulmonary arterial hypertension (PAH) in the United States, as well as key stakeholders involved in the distribution and reimbursement of Treprostinil Injection. Strategically, the Company believes that its commercial presence in the field will enable an efficient base to expand from for the launch of YUTREPIA upon final approval, leveraging existing relationships and further validating its reputation as a company committed to supporting PAH patients.

The Company conducts research, development and manufacturing of novel products by applying its proprietary PRINT® technology, a particle engineering platform, to enable precise production of uniform drug particles designed to improve the safety, efficacy and performance of a wide range of therapies.

The Company’s lead product candidate, for which it holds worldwide commercial rights, is YUTREPIA for the treatment of PAH. YUTREPIA is an inhaled dry powder formulation of treprostinil designed to improve the therapeutic profile of treprostinil by enhancing deep lung delivery and achieving higher dose levels than current inhaled therapies. The Company’s New Drug Application (NDA) for YUTREPIA was tentatively approved by the FDA in November 2021.

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

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company has financed its growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, finance leases, bank borrowings, bank borrowings with warrants and the issuance of convertible notes and warrants. Since inception, the Company has incurred recurring losses, including net loss of $15.9. million for the three months ended March 31, 2022 and the Company had an accumulated deficit of $325.5 million as of

March 31, 2022. The Company expects to continue to generate operating losses for the foreseeable future and anticipates that cash and cash equivalents will be sufficient to fund operations and remain in compliance with financial covenants into 2024.

Therefore, as of the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2022, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these unaudited interim condensed consolidated financial statements.

2. Basis of Presentation, Significant Accounting Policies and Fair Value Measurements

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. Certain amounts have been reclassified from the prior year presentation to conform to current presentation. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, which are included in the Company’s 2021 Annual Report on Form 10-K.

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2022 compared with the significant accounting policies disclosed in Note 2 of the consolidated financial statements for the years ended December 31, 2021 and 2020, which are included in the Company’s 2021 Annual Report on Form 10-K.

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

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents as of March 31, 2022 were $57.8 million and included cash investments in money market funds of $56.8 million. Cash as of December 31, 2021 was $57.5 million and included $56.5 million cash equivalents.

Accounts Receivable

Accounts receivable are stated at net realizable value including an allowance for credit losses as of each balance sheet date, if applicable. As of March 31, 2022 and December 31, 2021, the Company has not recorded an allowance for credit losses.

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

For the three months ended March 31, 2022, one customer accounted for 98% of revenue and 98% of accounts receivable.

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

Per ASC 350 Intangibles Goodwill and Other, the quantitative goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired. An impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value up to the amount of goodwill allocated to the reporting unit. Income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit are considered when measuring the goodwill impairment loss, if applicable. The Company completed its last annual impairment test as of July 1, 2021 and concluded that no impairments have occurred.

As of March 31, 2022, the Company concluded there were no events or changes in circumstances that indicated that the carrying amount of goodwill was not recoverable.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

Stock-Based Compensation

The Company estimates the grant date fair value of its stock-based awards and amortizes this fair value to compensation expense over the requisite service period or the vesting period of the respective award (see Note 6).

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents.

Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Due to their anti-dilutive effect, the calculation of diluted net loss per share for the three months ended March 31, 2022 and 2021 does not include the following common stock equivalent shares:

	Three Months Ended
	March 31,
	2022	2021
Stock Options	7,054,395	4,776,022
Restricted Stock Units	365,382	313,099
Warrants	430,556	73,334
Total	7,850,333	5,162,455

For the three months ended March 31, 2022 and 2021, certain common stock warrants are included in the calculation of basic and diluted net loss per share since their exercise price is de minimis.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.  This guidance simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Effective January 1, 2022, the Company adopted ASU 2020-06, which had no impact on the Company’s financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This guidance clarifies and reduces diversity in the accounting for modifications or exchanges of freestanding equity-classified written call options (for example warrants) that remain equity classified after modification or exchange. Effective January 1, 2022, the Company adopted ASU 2021-04, which had no impact on the Company’s financial statements and related disclosures.

Fair Value Measurements

The Company’s valuation of financial instruments is based on a three-tiered approach, which requires that fair value measurements be classified and disclosed in one of three tiers. The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities;

Level 2 — Inputs other than quoted prices included in active markets that are observable for the asset or liability, either directly or indirectly; and

Level 3 — Unobservable inputs for the asset and liability used to measure fair value, to the extent that observable inputs are not available.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables present the placement in the fair value hierarchy of financial assets and liabilities measured at fair value as of March 31, 2022 and December 31, 2021:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
March 31, 2022	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Money market mutual funds	$56,794	$—	$—	$56,794
Liabilities
A&R Silicon Valley Bank term loan	$—	$19,293	$—	$19,476
Quarterly Bonus (see Note 6)	—	—	56	56
Total	$—	$19,293	$56	$19,532

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Money market mutual funds	$56,494	$—	$—	$56,494
Liabilities
Silicon Valley Bank term loan	$—	$10,021	$—	$10,410

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

The fair value of the Quarterly Bonus (as described in Note 6) is measured in accordance with ASC 820, Financial Instruments. The fair value is determined based on the present value of the expected payments using an interest rate consistent with the company’s current estimated cost of debt.

The fair value of debt is measured in accordance with ASC 820, Financial Instruments. The fair value is determined based on the remaining years to maturity, interest and principal payments, as well as an interest rate consistent with the Company’s current estimated cost of debt.

3. Contract Acquisition Costs, Intangible Asset, and Goodwill

Contract acquisition costs and the Intangible asset consist of the total value assigned to the Promotion Agreement recorded in connection with the Merger Transaction (See Note 5). The Company is amortizing the value of the contract acquisition costs and intangible asset on a pro-rata basis based on the estimated total revenue or net profits to be recognized over the period from November 18, 2020 through May 2027, the termination date of the Promotion Agreement (see Note 2-Revenue Recognition for accounting policy). Amortization of contract acquisition costs is recorded as a reduction of revenue and amortization of the intangible asset is recorded as cost of revenue. During the three months ended March 31, 2022 and 2021, the Company recorded total amortization of $0.4 million and $0.8 million from the contract acquisition costs as a reduction in revenue, respectively. During the three months ended March 31, 2022 and 2021, the Company recorded total amortization of $0.2 million and $0.3 million from the intangible asset as cost of revenue, respectively.

The Company recorded goodwill in the Merger Transaction of $3.9 million which primarily represents the Liquidia PAH assembled workforce and the residual value of the purchase consideration and assumed liabilities that exceeded the assets acquired (see Note 2-Goodwill for accounting policy). None of the goodwill recognized is expected to be deductible for income tax purposes.

4. Indemnification Asset with Related Party and Litigation Finance Payable

On June 3, 2020, Liquidia PAH entered into a litigation financing arrangement (the “Financing Agreement”) with Henderson SPV, LLC (“Henderson”). Liquidia PAH, along with Sandoz (collectively the “Plaintiffs”), are pursuing litigation against United Therapeutics Corporation (“United Therapeutics”) and, prior to entering into a binding settlement term sheet with Smiths Medical ASC (“Smiths Medical”) in November 2020, were pursuing litigation against Smiths Medical (collectively, the “RareGen Litigation”). Under the Financing Agreement, Henderson will fund Liquidia PAH’s legal and litigation expenses (referred to as “Deployments”) in exchange for a share of certain litigation or settlement proceeds. Deployments received from Henderson are recorded as a Litigation finance payable.

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

On November 17, 2020, Liquidia PAH entered into a Litigation Funding and Indemnification Agreement (“Indemnification Agreement”) with PBM. PBM is considered to be a related party as it is controlled by a major stockholder (which beneficially owns approximately 9.3% of Liquidia Corporation Common Stock as of April 22, 2022) who is also a member of the Company’s Board of Directors.

Under the terms of the Indemnification Agreement, PBM now controls the litigation, with Liquidia PAH’s primary responsibility being to cooperate to support the litigation proceedings as needed. The Indemnification Agreement provides that Liquidia PAH and its affiliates will not be entitled to any proceeds resulting from, or bear any financial or other liability for, the RareGen Litigation unless there is an event of default by PBM. Any Liquidia PAH litigation expenses not reimbursed by Henderson under the Financing Agreement will be reimbursed by PBM. Any proceeds received which Henderson is not entitled to under the Financing Agreement will be due to PBM.

The Indemnification Asset is increased as the Company records third party legal and litigation expenses related to the United Therapeutics and Smiths Medical litigation.

As of March 31, 2022 and December 31, 2021, the Indemnification Asset and Litigation Finance Payable were classified as long-term assets and liabilities, respectively as it is considered unlikely that the RareGen Litigation would conclude prior to March 31, 2023.

5. Stockholders’ Equity

Authorized Capital

As of March 31, 2022, the authorized capital of the Company consists of 90,000,000 shares of capital stock, $0.001 par value per share, of which 80,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

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

Issuance of Common Stock on March 31, 2022 from Merger Transaction

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

On the Closing Date, an aggregate of 5,550,000 shares of common stock, $0.001 par value per share (“Liquidia Corporation Common Stock”), were issued to RareGen members in exchange for 10,000 RareGen common units, representing all of the issued and outstanding RareGen equity. On March 31, 2022, an aggregate of 616,666 shares of Liquidia Corporation Common Stock, which were held back on the Closing Date, were issued to RareGen members.

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

Warrants

During the three months ended March 31, 2022 and 2021 no warrants to purchase shares of common stock were exercised.

As of March 31, 2022 outstanding warrants consisted of the following:

	Number of
	warrants	Exercise Price		Expiration Date
A&R SVB Warrant - Initial Tranche (see Note 12)	250,000		$5.14	January 6, 2032
SVB Warrant - Initial Tranche (see Note 12)	100,000		$3.05	February 26, 2031
SVB Warrant - Term B and Term C Tranches (see Note 12)	100,000	$	n/a	February 26, 2031
Other warrants	65,572		$0.02	December 31, 2026

As of December 31, 2021 outstanding warrants consisted of the following:

	Number of
	warrants	Exercise Price		Expiration Date
SVB Warrant - Initial Tranche (see Note 12)	100,000		$3.05	February 26, 2031
SVB Warrant - Term B and Term C Tranches (see Note 12)	100,000	$	n/a	February 26, 2031
Other warrants	65,572		$0.02	December 31, 2026

6. Stock-Based Compensation

2020 Long-Term Incentive Plan

The Company’s 2020 Long-Term Incentive Plan (the “2020 Plan”) was approved by stockholders in November 2020. In addition to stock options, the 2020 Plan provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards. The 2020 Plan provides for accelerated vesting under certain change of control transactions. A total of 1,700,000 shares of the Company’s common stock was initially authorized and reserved for issuance under the 2020 Plan. This reserve will automatically increase each subsequent anniversary of January 1 through 2030, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors (the “Evergreen Provision”). On January 1, 2022, the number of shares of common stock available for issuance under the 2020 Plan automatically increased by 2,091,509 shares pursuant to the Evergreen Provision. As of March 31, 2022, the Company had 189,008 shares available to issue under the 2020 Plan.

The 2020 Plan replaced the Company’s 2018 Long-Term Incentive Plan (the “2018 Plan”). The 2018 Plan had replaced the 2016 Equity Incentive Plan (the “2016 Plan”) and 2004 Stock Option Plan (the “2004 Plan”) as the Company’s primary long-term incentive program. The 2018, 2016 and 2004 Plans have been discontinued but the outstanding awards under the 2018, 2016 and 2004 Plans will continue to remain in effect in accordance with their terms. Shares that are returned under the 2018, 2016 and 2004 Plans upon cancellation, termination or expiration of awards outstanding under the 2018, 2016 and 2004 Plans will not be available for grant under the 2020 Plan. As of March 31, 2022, the Company had reserved for issuance 682,687 shares of common stock under the 2018 Plan, 135,574 shares of common stock under the 2016 Plan and 93,467 shares of common stock under the 2004 Plan, representing the remaining outstanding equity awards granted under the 2018, 2016 and 2004 Plans.

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

The Company reserved 310,000 shares of the Company's common stock for issuance pursuant to equity awards granted under the 2022 Inducement Plan, and the 2022 Inducement Plan will be administered by the Compensation Committee. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2022 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board (or any subsidiary of the Company), or following a bona fide period of non-employment by the Company (or a subsidiary of the Company), if he or she is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.

Employee Stock Purchase Plan

In November 2020, stockholders approved the Liquidia Corporation 2020 Employee Stock Purchase Plan (the “2020 ESPP”). As of March 31, 2022, a total of 594,983 shares of the Company’s common stock are reserved for issuance under the 2020 ESPP. The 2020 ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions, subject to plan limitations. Unless otherwise determined by the administrator, the Company’s common stock will be purchased for the accounts of employees participating in the 2020 ESPP at a price per share that is 85% of the lesser of the fair market value of the Company’s common stock on the first and last trading day of the offering period.

CEO Options

During December 2020, the Company issued a stock option grant to its then new Chief Executive Officer, Damian deGoa, to purchase up to 2,000,000 shares of the Company’s common stock (the “CEO Option”) at the exercise price on the grant date of $3.00 per share. The CEO Option was issued outside of the 2020 Plan and vested as follows: 500,000 shares, or 25%, vested on November 5, 2021 upon achievement of the acceleration event related to the Company’s receipt of tentative approval by the FDA of the Company’s New Drug Application for YUTREPIA; 375,000 shares, or 25% of the then-unvested portion of the CEO Option, vested on November 11, 2021 upon achievement of the acceleration event related to the commercial availability of the subcutaneous Treprostinil product with cartridge supplies sufficient to support the market for one year; and 500,000 shares, or 25%, vested on December 14, 2021, the first anniversary of the grant date; with the balance of the CEO Option to vest and become exercisable over the following thirty-six months. The CEO Option ceased vesting upon the termination of Mr. deGoa’s employment on January 31, 2022, however, it will remain exercisable so long as Mr. deGoa remains a director of the Company in accordance with his Separation Agreement. This change to vesting terms was treated as a modification of the original award resulting in a stock-based compensation charge of $2.9 million during the three months ended March 31, 2022.

Quarterly Bonus and Second Tranche Options

On January 3, 2022 (the “Jeffs Effective Date”), Roger A. Jeffs, Ph.D. was appointed as the Company’s Chief Executive Officer. In connection with Dr. Jeffs’ appointment, on the Jeffs Effective Date, the Company and Dr. Jeffs entered into an executive employment agreement (the “Jeffs Employment Agreement”) pursuant to which Dr. Jeffs is entitled to a quarterly cash bonus, beginning in 2023 through the end of the last calendar quarter in 2025, equal in the aggregate to the difference (only if positive) between the per share closing price of a share of the Company’s common stock on the date which the Second Tranche Option (as defined below) is granted minus the per share closing price of Common Stock on the Jeffs Effective Date multiplied by 931,745 (the “Quarterly Bonus”). The Company has concluded that the Quarterly Bonus is a liability classified cash-settled stock appreciation right under ASC 718-10-25-11 that will be expensed over the service period. As of March 31, 2022 the fair value of the Quarterly Bonus was estimated to be $0.9 million, and during the three months ended March 31, 2022 the Company recorded a stock-based compensation charge of $56,000 related to the Quarterly Bonus.

Additionally, subject to an increase in the shares available for issuance under the 2020 Plan resulting either from stockholder approval or the 2020 Plan’s Evergreen Provision, Dr. Jeffs is also entitled to a grant of 931,745 nonstatutory stock options (the “Second Tranche Option”), with an exercise price per share equal to the closing price of a share of common stock on the date of grant. The Second Tranche Option shall (i) be granted under and subject to the terms of 2020 Plan and a form of nonstatutory stock option grant agreement, and (ii) be subject to the following vesting schedule: 25% of the grant will become vested and exercisable on the first anniversary of the Jeffs Effective Date, and the remaining portion of the grant will become vested and exercisable, as applicable, in equal monthly installments over the following thirty-six (36) months, subject to Dr. Jeffs’ continuous employment with the Company on each such vesting date. Notwithstanding the foregoing, in the event of a Change in Control (as defined in the 2020 Plan) 100% of the unvested portion of the Options shall become vested and exercisable as of the closing date of such Change in Control, provided that Dr. Jeffs is actively employed with the Company on such date.

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

The Company recorded the following stock-based compensation expense:

	Three Months Ended
	March 31,
By Expense Category:	2022	2021
Research and development	$383	$251
General and administrative	3,802	494
Total stock-based compensation expense	$4,185	$745

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted average basis, by type of award:

	As of March 31, 2022
		Weighted
		Average
		Remaining
		Recognition
	Unamortized	Period
	Expense	(Years)
Stock options	$13,720	3.3
Restricted stock units	$2,357	3.3

Fair Value of Stock Options Granted and Purchase Rights Issued under the ESPP

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted and purchase rights issued under the ESPP.

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

The following table summarizes the assumptions used for estimating the fair value of stock options granted under the Black-Scholes option-pricing model:

Three Months Ended
March 31,
	2022	2021
Expected dividend yield	—	—
Risk-free interest rate	1.46% - 2.34%	0.62% - 1.67%
Expected volatility	90% - 92%	93% - 94%
Expected life (years)	6.0 - 6.1	5.2 - 6.1

The weighted average fair value for options granted during the three months ended March 31, 2022 and 2021 was $4.37 and $2.09 per share, respectively.

The following table summarizes the assumptions used for estimating the fair value of purchase rights granted to employees under the ESPP under the Black-Scholes option-pricing model during the three months ended March 31, 2022:

Expected dividend yield	—
Risk-free interest rate	0.69%
Expected volatility	80%
Expected life (years)	0.50

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2022:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2021	5,598,009	$4.19
Granted	2,457,702	5.46
Exercised	(143,297)	4.15
Cancelled	(942,486)	5.66
Outstanding as of March 31, 2022	6,969,928	$4.44	9.0	$20,733
Exercisable as of March 31, 2022	2,890,891	$4.08	8.4	$10,233
Vested and expected to vest as of March 31, 2022	6,095,627	$4.40	8.9	$18,576

The aggregate intrinsic value of stock options in the table above represents the difference between the $7.18 closing price of the Company’s common stock as of March 31, 2022 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

Restricted Stock Units

Restricted Stock Units (“RSUs”) represent the right to receive shares of common stock of the Company at the end of a specified time period or upon the achievement of a specific milestone. RSUs can only be settled in shares of the Company’s common stock. During the three months ended March 31, 2022, the Board of Directors approved grants of an aggregate of 409,569 time-based RSUs to employees. 63,230 of these RSUs were issued to Dr. Jeffs pursuant to the Jeffs Employment Agreement and vest quarterly through January 2023. The remaining 346,339 RSUs vest over a four-year period similar to stock options granted to employees.

A summary of nonvested RSU awards outstanding as of March 31, 2022 and changes during the three months ended March 31, 2022 is as follows:

		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	RSUs	(per RSU)
Nonvested as of December 31, 2021	15,204	$3.31
Granted	409,569	6.08
Vested	(1,690)	3.31
Nonvested as of March 31, 2022	423,083	$5.99

7. License Agreements

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

8. Revenue From Contracts With Customers

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

In accordance with the Promotion Agreement, Liquidia PAH receives consideration from Sandoz in the form of a share of Net Profits for the promotional activities it performs. The share of Net Profits received is subject to adjustments from Sandoz for items such as distributor chargebacks, rebates, inventory returns, inventory write-offs and other adjustments (the “Net Profits Adjustment”). The Company expects to refund certain amounts to Sandoz through a reduction of the cash received from future Net Profits generated under the Promotion Agreement. As of March 31, 2022, a $0.5 million refund liability is offset against accounts receivable from Sandoz.

The Company derived approximately 98% of its revenue from the Promotion Agreement during the three months ended March 31, 2022.

9. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2022	2021
Lab and build-to-suit equipment	$6,600	$6,600
Office equipment	19	19
Furniture and fixtures	177	177
Computer equipment	347	347
Leasehold improvements	11,457	11,457
Total property, plant and equipment	18,600	18,600
Accumulated depreciation and amortization	(13,986)	(13,583)
Property, plant and equipment, net	$4,614	$5,017

The Company recorded depreciation and amortization expense of $0.4 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.

10. Income Taxes

The Company did not record a federal or state income tax expense or benefit during the three months ended March 31, 2022 as a result of the establishment of a full valuation allowance against the Company’s net deferred tax assets.

11. Leases, Commitments and Contingencies

Leases

The Company leases certain laboratory space, office space, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASC 842 Leases, the Company combines lease and non-lease components, if any. Most leases include one or more options to renew. The exercise of lease renewal options is at the Company’s sole discretion. Certain leases also include options to purchase the leased property. Consistent with past practice and current intent, the Company has recognized all such purchase options as part of its right-of-use assets and lease liabilities. The depreciable life of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The Company’s lease cost is reflected in the accompanying condensed statements of operations and comprehensive loss as follows:

		Three Months Ended March 31,
	Classification	2022	2021
Operating lease cost	General and administrative	$195	$195
Finance lease cost:
Amortization of lease assets	General and administrative	38	144
Interest on lease liabilities	Interest expense	10	5
Total Lease Cost		$243	$344

The weighted average remaining lease term and discount rates as of March 31, 2022 were as follows:

Weighted average remaining lease term (years):
Operating leases	4.6
Finance leases	2.3
Weighted average discount rate:
Operating leases	10.3%
Finance leases	6.5%

The discount rate for leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms.

The future minimum lease payment as of March 31, 2022 were as follows:

	Operating	Finance
Year ending December 31:	Leases	Leases	Total
2022	$934	$251	$1,185
2023	1,283	195	1,478
2024	1,317	115	1,432
2025	1,356	64	1,420
2026	1,158	—	1,158
Total minimum lease payments	6,048	625	6,673
Less: Interest	(1,226)	(44)	(1,270)
Present value of lease liabilities	$4,822	$581	$5,403

Commitments and Contingencies

In March 2012, the Company entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to the Company’s manufacturing capabilities during the term of the agreement. The Company agreed to pay future contingent milestones and royalties, totaling no more than $1,500,000, none of which has been earned as of March 31, 2022

The Company enters into contracts in the normal course of business with contract service providers to assist in the performance of research and development and manufacturing activities. Subject to required notice periods and obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. In addition, the Company has entered into a multi-year agreement with LGM Pharma, LLC (“LGM”) to produce active pharmaceutical ingredients for YUTREPIA.  The Company is required to provide rolling forecasts, a portion of which will be considered a binding, firm order, subject to an annual minimum purchase commitment of $3.1 million for the term of the agreement. The agreement expires five years from the first marketing authorization approval of YUTREPIA. This minimum commitment was waived for the year ending December 31, 2022.

We also have employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control or termination without cause, occur.

The Company from time-to-time is subject to claims and litigation in the normal course of business, none of which the Company believes represent a risk of material loss or exposure.

12. Long-Term Debt

Long-term debt consisted of the following as of March 31, 2022 and December 31, 2021:

		March 31,	December 31,
	Maturity Date	2022	2021
A&R Silicon Valley Bank term loan	December 1, 2025	$19,476	$—
Silicon Valley Bank term loan	September 1, 2024	—	10,410
Long-term debt		$19,476	$10,410

Amended and Restated Loan and Security Agreement dated January 7, 2022

On January 7, 2022 (the “A&R SVB LSA Effective Date”), the Company entered into an Amended and Restated Loan and Security Agreement with SVB and SVB Innovation Credit Fund VIII, L.P. (“Innovation”) (the “A&R SVB LSA”). The A&R SVB LSA established a term loan facility in the aggregate principal amount of up to $40.0 million. Under the terms of the A&R SVB LSA, SVB and Innovation will make loans available in three tranches, with $20.0 million from the first tranche funded on the A&R SVB LSA Effective Date. The Company used $10.5 million of the first tranche proceeds to satisfy its existing obligations under the SVB LSA (see below) and such obligations are considered fully repaid and terminated as of that date. The Company accounted for the repayment of the SVB LSA in accordance with ASC 405-20, Extinguishments of Liabilities, which resulted in a loss on extinguishment during the three months ended March 31, 2022 of $1.0 million.

The first tranche also provides the option of drawing an additional $5.0 million at the Company’s discretion through December 31, 2022. A second tranche of $7.5 million is available to fund immediately upon receipt of final and unconditional approval for YUTREPIA by December 31, 2022. The third tranche of $7.5 million will be available through August 31, 2023, upon generating trailing six-month net product sales of YUTREPIA of $27.5 million by June 30, 2023. The debt facility will mature on December 1, 2025 and will consist of interest-only payments through December 31, 2023, unless the third tranche milestone is achieved, in which case interest-only payments will continue through December 31, 2024. The outstanding principal amount of the term loans shall accrue interest at a floating rate per annum equal to the greater of 7.25% and the prime rate of interest 4.0%. The SVB A&R LSA also provides for a “Final Payment Fee” of 5.0% of the aggregate original principal amount of all loans made and a payment solely to SVB of $185 thousand due on the earliest of the maturity date, the repayment of the debt in full, any optional prepayment or mandatory prepayment, or the termination of the A&R SVB LSA.

As with the prior SVB LSA, the A&R SVB LSA contains customary affirmative and negative covenants, including but not limited to certain financial covenants, protection of intellectual property rights, the disposition of certain assets, and material adverse changes.

As an inducement to enter into the A&R SVB LSA, the Company issued to each of SVB, Innovation, and Innovation Credit Fund VIII-A L.P. (“Innovation Credit”) certain warrants to purchase shares of the Company’s common stock pursuant to the Warrant to Purchase Stock agreements by and between the Company and each recipient (collectively, the “A&R SVB Warrants”). The respective A&R SVB Warrants provided (i) SVB with the initial right to obtain 125,000 shares of the Company’s stock at an exercise price of $5.14 per share, and there is an opportunity for SVB to obtain up to 50,000 more warrants based on certain loans that may be made under the A&R SVB LSA, (ii) Innovation with the initial right to obtain 62,500 shares of the Company’s stock at an exercise price of $5.14 a share, and with an opportunity for Innovation to obtain up to 25,000 more warrants based on certain loans that may be made under the Loan Agreement, and (iii) Innovation Credit with the initial right to obtain 62,500 shares of the Company’s stock at an exercise price of $5.14 per share, and with an opportunity for Innovation Credit to obtain up to 25,000 more warrants based on certain loans that may be made under the A&R SVB LSA. The A&R SVB Warrants provide an option for a cashless exercise.

In accordance with ASC 470, Debt, the value of the A&R SVB Warrants and A&R SVB LSA was allocated using a relative fair value allocation. The fair value of the A&R SVB Warrants was determined to be $1.3 million and included in additional paid-in-capital of which $0.7 million was recognized as a component of the loss on extinguishment and $0.6 million as a debt discount. $19.4 million was allocated to the A&R SVB LSA. In addition, the Company incurred fees of less than $0.1 million, which were recorded as a debt issuance costs. The debt discount and debt issuance costs are being amortized to interest expense and the Final Payment Fee is being accreted using the effective interest method over the term of the A&R SVB LSA.

The Company evaluated the features of the A&R SVB LSA and A&R SVB Warrants in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The Company determined that the A&R SVB LSA and A&R SVB Warrants did not contain any features that would qualify as a derivative or embedded derivative. In addition, the Company determined that the A&R SVB Warrants should be classified as equity. The value of the A&R SVB Warrants is included in Additional Paid-in-Capital in the Company’s condensed consolidated balance sheet as of March 31, 2022. The estimated fair value of the SVB Warrant was calculated using the Black-Scholes Option Pricing Model based on the following inputs:

Expected dividend yield	—
Risk-free interest rate	1.76%
Expected volatility	97.2%
Expected life (years)	10.0

Loan and Security Agreement dated February 26, 2021

The Company entered into a Loan and Security Agreement with SVB on February 26, 2021 (the “Effective Date”) and a First Loan Modification Agreement with SVB on August 26, 2021 (the “SVB LSA”). The SVB LSA established a term loan facility in the aggregate principal amount of up to $20.5 million. $10.5 million was funded on March 1, 2021 and was used to satisfy the Company’s existing obligations, consisting of approximately $9.4 million in outstanding principal and interest with Pacific Western Bank, and such obligations are considered fully repaid and terminated as of that date, with the excess proceeds funded to the Company. The Company accounted for the repayment of the loan obligation with Pacific Western Bank in accordance with ASC 405-20, Extinguishments of Liabilities, which resulted in a loss on extinguishment during the three months ended March 31, 2021 of less than $0.1 million.

In connection with the Loan Agreement, the Company issued to SVB a warrant, dated as of the Effective Date to purchase 200,000 shares of common stock (the “SVB Warrant”), of which 100,000 shares vested on the Effective Date, with an exercise price per share equal to $3.05 (the “Initial Tranche”). The remaining 100,000 shares were to become exercisable and priced if additional amounts were funded under the SVB LSA (the “Term B and C Tranches”).

The Company evaluated the features of the SVB LSA and SVB Warrant in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The Company determined that the Loan Agreement and Warrant did not contain any features that would qualify as a derivative or embedded derivative. In addition, the Company determined that the SVB Warrant should be classified as equity. The value of the SVB Warrant is included in Additional Paid-in-Capital in the Company’s condensed consolidated balance sheet as of March 31, 2022. The estimated fair value of the SVB Warrant of was calculated using the Black-Scholes Option Pricing Model based on the following inputs:

Expected dividend yield	—
Risk-free interest rate	1.43%
Expected volatility	90.8%
Expected life (years)	10.0

Scheduled annual maturities of long-term debt as of March 31, 2022 are as follows:

Year ending December 31:
2022	$—
2023	—
2024	10,000
2025	10,000
Thereafter	—
Total	20,000
Less: Unamortized discount, debt issuance costs and accretion	(524)
Long-term debt, noncurrent	$19,476

13. Subsequent Events

Issuance of Common Stock on April 18, 2022 from an Underwritten Public Offering

On April 12, 2022, the Company sold 11,274,510 shares of the Company’s common stock in an underwritten registered public offering at an offering price of $5.10 per share (the “Offering”).

The Offering closed on April 18, 2022, and the Company received net proceeds of approximately $53.7 million from the sale of the shares, after deducting the underwriting discounts and commissions and other offering expenses. The Company intends to use the net proceeds from this Offering for ongoing commercial development of YUTREPIA, for continued development of YUTREPIA in other clinical trials, including but not limited to, trials for WHO Group 3 patients and pediatric patients, for pre-clinical pipeline activities and for general corporate purposes.

Caligan Partners LP (“Caligan”), the Company’s largest stockholder, and Paul B. Manning, a member of the Company’s board of directors, participated in the Offering and purchased shares of common stock in an aggregate amount of $11.0 million at the public offering price per share and on the same terms as the other purchasers in the Offering. Caligan purchased 1,764,705 shares of common stock in the Offering for an aggregate purchase price of $9.0 million and Paul B. Manning purchased 392,156 shares of common stock in the Offering for an aggregate purchase price of $2.0 million.

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

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the quarter ended March 31, 2022, as compared to the quarter ended March 31, 2021. Also refer to our Annual Report on Form 10-K for the year ended December 31, 2021, which includes detailed discussions of various items impacting our business, results of operations and financial condition.

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

Since our inception, we have incurred significant operating losses. Our net loss was $15.9 million for the three months ended March 31, 2022 and $34.6 million and $59.8 million for the years ended December 31, 2021 and 2020, respectively. As of March 31, 2022, we had an accumulated deficit of $325.5 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.

Recent Events

Issuance of Common Stock on April 18, 2022 from an Underwritten Public Offering

On April 12, 2022, we sold 11,274,510 shares of our common stock in an underwritten registered public offering at an offering price of $5.10 per share (the “Offering”).

The Offering closed on April 18, 2022, and we received net proceeds of approximately $53.7 million from the sale of the shares, after deducting the underwriting discounts and commissions and other offering expenses. We intend to use the net proceeds from this Offering for ongoing commercial development of YUTREPIA, for continued development of YUTREPIA in other clinical trials, including but not limited to, trials for WHO Group 3 patients and pediatric patients, for pre-clinical pipeline activities and for general corporate purposes.

Components of Consolidated Statements of Operations

Revenue

We primarily generate revenue pursuant to the Promotion Agreement, under which we receive a 50% share in the profit derived from the sale of Treprostinil Injection in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. On May 21, 2021, Liquidia PAH’s manufacturing partner, Chengdu Shifeng Medical Technologies LTD (“Chengdu”) began selling the RG 3ml Medication Cartridge, which may be used to supply medications to PAH patients.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. In the near term we expect our research and development expenses to increase as we initiate YUTREPIA trials for WHO Group 3 patients and engage in pre-clinical studies of new formulations of treprostinil designed to allow for less frequent administration. However, levels of research and development spending are highly dependent upon the selection and progression of product candidates. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

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

Other Income (Expense)

Other income (expense) is comprised of interest income and expense and loss on extinguishment of debt. Interest income consists of interest earned on our cash deposits. Interest expense consists of interest charges on leases and debt. These charges include monthly recurring interest on such obligations in addition to non-cash charges. Non-cash charges include interest accretion, expensing of debt issuance costs and amortization of discounts on long-term debt to interest expense. Loss on extinguishment debt related to the refinance of long-term debt during the three months ended March 31, 2022 and 2021.

Critical Accounting Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2021 Annual Report on Form 10-K. There have been no material changes during the three months ended March 31, 2022 to our critical accounting policies, significant judgments and estimates disclosed in our 2021 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2022 compared with the Three Months Ended March 31, 2021

The following table summarizes the results of our operations for the three months ended March 31, 2022 and 2021, together with the changes in those items in dollars and as a percentage (in thousands, except for percentages):

	Three Months Ended
	March 31,		$	%
	2022	2021	Change	Change
Revenue	$3,492	$3,084	$408	13.2%
Costs and expenses:
Cost of revenue	694	694	—	—%
Research and development	4,728	6,054	(1,326)	(21.9)%
General and administrative	12,542	5,337	7,205	135.0%
Total costs and expenses	17,964	12,085	5,879	48.6%
Loss from operations	(14,472)	(9,001)	(5,471)	60.8%
Other income (expense):
Interest income	4	21	(17)	(81.0)%
Interest expense	(478)	(150)	(328)	218.7%
Loss on extinguishment of debt	(997)	(53)	(944)	1,781.1%
Total other expense, net	(1,471)	(182)	(1,289)	708.2%
Net loss and comprehensive loss	$(15,943)	$(9,183)	$(6,760)	73.6%

Revenue

Revenue was $3.5 million revenue for the three months ended March 31, 2022, compared to $3.1 million for the three months ended March 31, 2021. Revenue related primarily to the Promotion Agreement. During the three months ended March 31, 2021, the profit split percentage we received under the Promotion Agreement was 80%, whereas during the three months ended March 31, 2022 the profit split percentage was 50%. This decrease in profit split percentage was offset by an increase in the number of units sold.

Cost of Revenue

Cost of revenue was $0.7 million for the three months ended March 31, 2022, compared to $0.7 million for the three months ended March 31, 2021. Cost of revenue related to the Promotion Agreement as noted above.

Research and Development Expenses

Research and development expenses were $4.7 million for the three months ended March 31, 2022 compared with $6.1 million for the three months ended March 31, 2021. The decrease of $1.4 million or 21.9% was primarily due to the timing of manufacturing related to our YUTREPIA program. During the three months ended March 31, 2022, we incurred $1.6 million related to YUTREPIA compared to $2.7 million during the three months ended March 31, 2021.

General and Administrative Expenses

General and administrative expenses were $12.5 million for the three months ended March 31, 2022 compared with $5.3 million for the three months ended March 31, 2021. The increase of $7.2 million or 135.0% was primarily due to a $3.3 million increase in stock-based compensation expense driven by the CEO Option modification as well as a $3.4 million increase in legal fees related to our ongoing YUTREPIA-related litigation.

Other Income (Expense)

Total other expense, net was $1.5 million for the three months ended March 31, 2022 compared with $0.2 million for the three months ended March 31, 2021. The increase of $1.3 million was primarily due to a $1.0 million loss on extinguishment of debt related to the refinance of our long-term debt during the three months ended March 31, 2022. Additionally, there was a $0.3 million increase in interest expense due to a higher debt balance and interest rate on our debt from the A&R SVB LSA.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $57.8 million and $57.5 million, respectively. As of March 31, 2022, we had stockholders’ equity of $55.4 million and an accumulated deficit of $325.5 million. We expect to incur losses for the foreseeable future.

In April 2022, we sold 11,274,510 shares of our common stock in an underwritten registered public offering at an offering price of $5.10 per share (the “Offering”). The Offering closed on April 18, 2022, and we received net proceeds of approximately $53.7 million from the sale of the shares, after deducting the underwriting discounts and commissions and other offering expenses. We intend to use the net proceeds from this Offering for ongoing commercial development of YUTREPIA, for continued development of YUTREPIA in other clinical trials, including but not limited to, trials for WHO Group 3 patients and pediatric patients, for pre-clinical pipeline activities and for general corporate purposes.

In January 2022, we entered into the A&R SVB LSA with SVB and Innovation, which provides us with up to $40.0 million in term loans of which $20.0 million has been funded. Under the terms of the A&R SVB LSA, SVB and Innovation will make loans available in three tranches. The initial tranche of $20.0 million was used to satisfy the Company’s existing obligations under the SVB LSA, consisting of $10.5 million in outstanding principal, with the excess proceeds of approximately $9.5 million funded to the Company. The first tranche also provides the option of drawing an additional $5.0 million at the Company’s discretion through December 31, 2022. A second tranche of $7.5 million is available to fund immediately upon receipt of final and unconditional approval for YUTREPIA by December 31, 2022. The third tranche of $7.5 million will be available through August 31, 2023, upon generating trailing six-month net product sales of YUTREPIA of $27.5 million by June 30, 2023. The debt facility will mature on December 1, 2025 and will consist of interest-only payments through December 31, 2023, unless the third tranche milestone is achieved, in which case interest-only payments will continue through December 31, 2024. The outstanding principal amount of the term loans shall accrue interest at a floating rate per annum equal to the greater of 7.25% and the prime rate of interest plus 4.0%. The SVB A&R LSA also provides for a “Final Payment Fee” of 5.0% of the aggregate original principal amount of all loans made and a payment solely to SVB of $185,000. The payment is due on the earliest of the maturity date, the repayment of the debt in full, any optional prepayment or mandatory prepayment, or the termination of the A&R SVB LSA.

In April 2021, we sold 8,626,037 shares of our common stock in a private placement (the “Private Placement”) at a purchase price of $2.52 per Private Placement Share. The gross proceeds from the sale of the Private Placement Shares were $21.7 million.

Funding Requirements

Prior to the potential FDA approval of YUTREPIA and until such time as we can generate significant revenues from its sale, if ever, we anticipate we will incur net losses and negative cash flows. We plan to focus in the near-term on preparations for the potential commercial launch of YUTREPIA, continuing sales of Treprostinil Injection, expanding our corporate infrastructure and continuing to invest in research and development efforts to explore additional product candidates. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our clinical trials are not successful or if the FDA does not approve our product candidates arising out of our current clinical trials when we expect, or at all.

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

We believe based on our current operating plan and available borrowings under the A&R SVB LSA, excluding any potential contingent borrowings from the A&R SVB LSA and future YUTREPIA product revenue, that cash and cash equivalents will be sufficient to fund operations and allow us to remain in compliance with our minimum cash covenant of $40.9 million pursuant to the A&R SVB LSA beyond the projected expiration of the regulatory stay related to YUTREPIA and into 2024. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. We expect that we may require additional capital to pursue in-licenses or acquisitions of other product candidates. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy.

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

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(9,782)	$(12,386)
Investing activities	—	(52)
Financing activities	10,082	759
Net increase (decrease) in cash and cash equivalents	$300	$(11,679)

Operating Activities

Net cash used in operating activities decreased $2.6 million to $9.8 million for the three months ended March 31, 2022 from $12.4 million for the three months ended March 31, 2022. The decrease was primarily due to $2.6 million lower net loss adjusted for non-cash items offset by an increase in working capital of $5.2 million. The increase in working capital was driven by the timing of receipts from Sandoz in connection with the Promotion Agreement and the timing of vendor payments.

Investing Activities

There were no cash flows associated with investing activities for the three months ended March 31, 2022 compared with less than $0.1 million during the three months ended March 31, 2021 consisting of property, plant and equipment purchases.

Financing activities

Net cash provided by financing activities was $10.1 million during the three months ended March 31, 2022 compared with $0.8 million during the three months ended March 31, 2021. During the three months ended March 31, 2022, we received $9.3 million excess proceeds from the refinancing of our long-term debt, $0.6 million from the issuance of common stock under stock incentive plans, and $0.3 million in litigation financing deployments. These inflows were offset by $0.1 million in principal payments on our finance leases. During the three months ended March 31, 2021, we received $1.0 million excess proceeds from the refinance of our long-term debt and $0.9 million in litigation financing deployments. These inflows were offset by $0.9 million in principal payments on our long-term debt and $0.2 million in principal payments on our finance leases. Funds received from litigation deployments are paid directly to the attorneys involved in the RareGen Litigation (as described in Item 1, Legal Proceedings), ongoing costs of which are included as operating outflows.

Contractual Obligations and Commitments

In March 2012, we entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to our manufacturing capabilities during the term of the agreement. We agreed to pay future contingent milestones and royalties, totaling no more than $1,500,000, none of which has been earned as of March 31, 2022

We enter into contracts in the normal course of business with contract service providers to assist in the performance of our research and development and manufacturing activities. Subject to required notice periods and our obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time. In addition, we have entered into a multi-year agreement with LGM Pharma, LLC (“LGM”) to produce active pharmaceutical ingredients for YUTREPIA.  Under our manufacturing agreement with LGM, we are required to provide rolling forecasts, a portion of which will be considered a binding, firm order, subject to an annual minimum purchase commitment of $3.1 million for the term of the agreement. The agreement expires five years from the first marketing authorization approval of YUTREPIA. This minimum commitment was waived for the year ended December 31, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

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

In June 2021, the Court held a claim construction hearing. Following the claim construction hearing, the Court issued orders that three of the terms under consideration would be given their plain and ordinary meaning and ruling in the Company’s favor regarding the other two terms. Based on the Court’s construction of the terms, United Therapeutics filed a stipulation of partial judgment with respect to the ‘901 Patent in December 2021 under which United Therapeutics agreed to the entry of judgment of the Company’s non-infringement of the ’901 Patent. United Therapeutics preserved its appellate rights with respect to the ‘901 Patent in the event the Court’s construction of those terms is reversed.

In January 2022, the Company filed a motion seeking summary judgment of invalidity of claims 1-3, 6, and 8-9 of the ’066 patent and claims 1-4, 6, and 8 of the ’901 patent due to collateral estoppel. As previously disclosed, in March 2022, Magistrate Judge Hall issued a recommendation to deny the Company’s motion on grounds that United Therapeutics did not have timely notice of the Company’s collateral estoppel argument and on grounds that the prior decision that served as the basis for collateral estoppel was decided based on a different standard of proof than the standard of proof that will apply in the Hatch-Waxman Litigation. On May 12, 2022, Judge Andrews, who is presiding over the Hatch-Waxman Litigation, issued an order adopting the recommendation of Magistrate Judge Hall and denying the Company’s motion for summary judgment solely on grounds that United Therapeutics did not have timely notice of the Company’s collateral estoppel argument.

Trial proceedings in the Hatch-Waxman Litigation were held from March 28-31, 2022. At the conclusion of the trial, the Court set a post-trial briefing schedule, with all briefing to be concluded on June 15, 2022. The Company currently expects that a decision regarding the Hatch-Waxman Litigation will be issued prior to the expiration of the 30-month regulatory stay, in October 2022.

At trial, the Company presented evidence of non-infringement and invalidity with respect to both the’066 patent and the ‘793 patent, the two patents that remain at issue in the Hatch-Waxman Litigation. In the event that the Court finds all of the asserted claims of both the ‘066 patent and the ‘793 patent are either not infringed or invalid, then the 30-month stay will be lifted and the FDA will be able to grant final FDA approval of YUTREPIA. In the event that the Court finds any of the asserted claims of the ‘066 patent or ‘793 patent are valid and infringed, then the Court is expected to issue an order that the effective date of final YUTREPIA approval will not be earlier than the date of expiration of the patent that has been found to be valid and infringed, which would be in the year 2027 in the case of the ‘793 patent and in the year 2028 in the case of the ‘066 patent.

In March 2020, the Company filed two petitions for inter partes review with the Patent Trial and Appeal Board (the “PTAB”) of the USPTO. One petition was for inter partes review of the ‘901 Patent, and sought a determination that the claims in the ‘901 Patent are invalid, and a second petition was for inter partes review of the ‘066 Patent, and sought a determination that the claims in the ‘066 Patent are invalid. Both the ‘901 Patent and ‘066 Patent are owned by United Therapeutics, and both patents are related to U.S. Patent No. 8,497,393 which was granted to United Therapeutics and subsequently invalidated by the USPTO in an inter partes review instituted in 2016 by SteadyMed Ltd. In October 2020, the PTAB instituted an inter partes review of the ‘901 Patent and concurrently denied institution on the ‘066 Patent, stating that the ‘066 petition has not established a reasonable likelihood that it would prevail in showing that at least one of the challenged claims is unpatentable. In October 2021, the PTAB issued a final written decision concluding that seven of the claims in the ‘901 patent were unpatentable, leaving only the narrower dependent claims 6 and 7, both of which require actual storage at ambient temperature of treprostinil sodium. In November 2021, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘901 Patent. The rehearing request is currently pending with the PTAB.

In January 2021, the Company filed a petition for inter partes review with the PTAB relating to the ‘793 patent, seeking a determination that the claims in the ‘793 patent are invalid. In August 2021, the PTAB instituted an inter partes review of the ‘793 Patent, finding that the Company had demonstrated a reasonable likelihood that it would prevail with respect to showing that at least one challenged claim of the ‘793 patent is unpatentable as obvious over the combination of certain prior art cited by the Company in its petition to the PTAB. A final written decision determining the validity of the challenged claims of the ‘793 patent is expected within 12 months from institution. However, even in the event the PTAB does find that all of the claims of the ‘793 patent are invalid, such a decision would not override an order of the Court in the Hatch-Waxman Litigation that YUTREPIA may not be approved due to infringement of the ‘793 patent unless and until the decision of the PTAB is affirmed on appeal.

Trade Secret Litigation

In December 2021, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, alleging that the Company and a former United Therapeutics employee, who later joined the Company as an employee many years after terminating his employment with United Therapeutics, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. In January 2022, the Company’s co-defendant in the lawsuit removed the lawsuit to the United States District Court for the Middle District of North Carolina. Subsequently, in January 2022, United Therapeutics filed an amended complaint eliminating their claim under the federal Defend Trade Secrets Act and a motion seeking to have the case remanded to North Carolina state court. In April 2022, the Court granted United Therapeutics’ motion to have the case remanded to North Carolina state court. On May 10, 2022, the Company filed a motion to dismiss all of the claims made by United Therapeutics in the lawsuit. The motion remains pending with the Court.

RareGen Litigation

In April 2019, Sandoz and Liquidia PAH (then known as RareGen) filed a complaint against United Therapeutics and Smiths Medical in the District Court of New Jersey (Case No. No. 3:19-cv-10170), (the “RareGen Litigation”), alleging that United Therapeutics and Smiths Medical violated the Sherman Antitrust Act of 1890, state law antitrust statutes and unfair competition statutes by engaging in anticompetitive acts regarding the drug treprostinil for the treatment of PAH. In March 2020, Sandoz and Liquidia PAH filed a first amended complaint adding a claim that United Therapeutics breached a settlement agreement that was entered into in 2015, in which United Therapeutics agreed to not interfere with Sandoz’s efforts to launch its generic treprostinil, by taking calculated steps to restrict and interfere with the launch of Sandoz’s competing generic product. United Therapeutics developed treprostinil under the brand name Remodulin® and Smiths Medical manufactured a pump and cartridges that are used to inject treprostinil into patients continuously throughout the day. Sandoz and Liquidia PAH allege that United Therapeutics and Smiths Medical entered into anticompetitive agreements (i) whereby Smiths Medical placed restrictions on the cartridges such that they can only be used with United Therapeutics’ branded Remodulin® product and (ii) requiring Smiths Medical to enter into agreements with specialty pharmacies to sell the cartridges only for use with Remodulin®.

In January 2020, the Court denied Liquidia PAH’s and Sandoz’s motion for a preliminary injunction and United Therapeutics’ and Smiths Medicals’ motion to dismiss. In November 2020, Sandoz and Liquidia PAH entered into a binding term sheet (the “Term Sheet”) with Smiths Medical in order to resolve the outstanding RareGen Litigation solely with respect to disputes between Smiths Medical, Liquidia PAH and Sandoz. In April 2021, Liquidia PAH and Sandoz entered into a Long Form Settlement Agreement (the “Settlement Agreement”) with Smiths Medical to further detail the terms of the settlement among such parties as reflected in the Term Sheet. Pursuant to the Term Sheet and the Settlement Agreement, the former RareGen members and Sandoz received a payment of $4.25 million that was evenly split between the parties. In addition, pursuant to the Term Sheet and Settlement Agreement, Smiths Medical disclosed and made available to Sandoz and Liquidia PAH certain specifications and other information related to the cartridge that Smiths Medical developed and manufactures for use with the CADD-MS 3 Infusion pump (the “CADD-MS 3 Cartridge”). Pursuant to the Settlement Agreement, Smiths Medical also granted Liquidia PAH and Sandoz a non-exclusive, royalty-free license in the United States to Smiths Medical’s patents and copyrights associated with the CADD-MS 3 Cartridge and certain other information for use of the CADD-MS 3 pump and the CADD-MS 3 Cartridges. Smiths also agreed in the Settlement Agreement to provide information and assistance in support of Liquidia PAH’s efforts to receive FDA clearance for the RG Cartridge and to continue to service certain CADD-MS 3 pumps that are available for use with the Treprostinil Injection through January 1, 2025. Liquidia PAH and Sandoz agreed, among other things, to indemnify Smiths from certain liabilities related to the RG Cartridge.

In September 2021, United Therapeutics filed a motion for summary judgment with respect to all of the claims brought by Sandoz and Liquidia PAH against United Therapeutics. At the same time, Sandoz filed a motion for summary judgment with respect to the breach of contract claim. In March 2022, the Court issued an order granting partial summary judgment to United Therapeutics with respect to the antitrust and unfair competition claims, denying summary judgment to United Therapeutics with respect to the breach of contract claim, and granting partial summary judgment to Sandoz with respect to the breach of contract claim. The RareGen Litigation will now proceed to a trial to determine the amount of damages due from United Therapeutics to Sandoz with respect to the breach of contract claim.

Under the Promotion Agreement, all proceeds from the litigation will be divided evenly between Sandoz and Liquidia PAH. Under the litigation finance agreements that Liquidia PAH has entered into with Henderson and PBM, any net proceeds received by Liquidia PAH with respect to the RareGen Litigation will be divided between Henderson and PBM.

The Company may become subject to additional legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, except as disclosed herein, there are currently no claims that would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and the related notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the information contained under the heading “Cautionary Note Regarding Forward-Looking Statements” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. We may update these risk factors in our periodic and other filings with the SEC.

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

We have incurred net losses of $15.9 million during the three months ended March 31, 2022 and $34.6 million and $59.8 million during the years ended December 31, 2021 and 2020, respectively. We also had negative operating cash flows for each of these periods. As of March 31, 2022, we had an accumulated deficit of $325.5 million.

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

Our credit facility contains restrictions that limit our flexibility in operating our business. Under the terms of the Amended and Restated Loan and Security agreement dated as of January 7, 2022 with SVB and Innovation (the “A&R SVB LSA”), SVB and Innovation extended a $40.0 million debt facility to us consisting of an initial tranche of $25.0 million, of which $20.0 million was received on January 7, 2022 and $5.0 million may be drawn at our discretion through December 31, 2022, a second tranche of $7.5 million which will be available to fund immediately upon receipt of final and unconditional approval for YUTREPIA by December 31, 2022, and a third tranche of $7.5 million which will be available through August 31, 2023 upon generating trailing six-month net product sales of YUTREPIA of $27.5 million by June 30, 2023. In the event we do not achieve the milestones necessary to trigger the second or third tranches of the debt facility, we will be unable to draw the full amount of the debt facility. In addition, under the terms of the A&R SVB LSA, we may not, among other actions, without the prior written consent of SVB and Innovation, (a) pay any dividends or make any other distribution or payment or redeem, retire or purchase any capital stock, except in certain prescribed circumstances, (b) create, incur, assume, or be liable with respect to any indebtedness except certain permitted indebtedness, or make or permit any payment on any subordinated debt, except under certain limited circumstances, or (c) merge or consolidate with any other person, other than certain limited exceptions. Additionally, we are required (i) during the period prior to the funding of the second tranche, to maintain at all times a minimum cash balance of $27.5 million plus 25.0% of the aggregate net cash proceeds received by us from the sale of our equity securities on or after January 7, 2022, and (ii) after the funding of the second tranche, to achieve certain minimum YUTREPIA revenue targets. Our facility with SVB and Innovation is collateralized by all of our assets excluding our intellectual property, on which we have granted a negative pledge.

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

We are using the net proceeds of our April 2022 public equity offering, our April 2021 private equity offering and prior public and private equity offerings for ongoing commercial development of YUTREPIA, for continued development of YUTREPIA in other clinical trials, including but not limited to, trials for WHO Group 3 patients and pediatric patients, for pre-clinical pipeline activities and for general corporate purposes. Our management has broad discretion in the application of such proceeds and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish cash flows available to service our debt, cause the value of our equity to decline and delay the development of our product candidates. Pending their use, we may invest such proceeds in short-term, investment-grade, interest-bearing securities, which may not yield favorable returns.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change”, generally defined as a greater than 50.0% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. With our April 2022 public equity offering, our April 2021 private placement, the closing of the RareGen acquisition in November 2020, our July 2020 equity offering, our December 2019 private placement, issuances under our prior at-the-market facility, our March 2019 follow-on equity offering and our July 2018 initial public offering, as well as other past transactions, we may have already triggered an “ownership change” limitation. We have not completed a formal study to determine if any “ownership changes” within the meaning of IRC Section 382 have occurred. If “ownership changes” within the meaning of Section 382 of the Code have occurred, and if we earn net taxable income, our ability to use our net operating loss carryforwards and research and development tax credits generated since inception to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us and could require us to pay U.S. federal income taxes earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.

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

We have worked with Chengdu to develop the RG Cartridge, which received FDA 510(k) clearance in March 2021. The ability of patients to administer Treprostinil Injection through subcutaneous injection is dependent on the continued availability of the RG Cartridge. Our ability to sell the Treprostinil Injection for subcutaneous administration is dependent on market acceptance of the RG Cartridge by patients, health care providers and by third-party payors. If the RG Cartridge does not achieve an adequate level of acceptance or if the RG Cartridge experiences any quality problems, recalls or other adverse events, our ability to provide Treprostinil Injection to patients who receive Treprostinil through subcutaneous injection will be limited. The degree of market acceptance of the RG Cartridge will depend on a number of factors, including:

●	the efficacy, safety, quality and potential advantages or disadvantages compared to alternative cartridges;
●	Chengdu’s ability to offer the RG Cartridge for sale at competitive prices;
●	the strength of Chengdu’s manufacturing and distribution support; and
●	Chengdu’s ability to maintain regulatory approvals necessary to manufacture and sell the RG Cartridge in the United States.

In addition, to administer Treprostinil Injection through subcutaneous injection, patients currently must use the CADD-MS 3 infusion pump manufactured by Smiths Medical. Smiths Medical no longer manufactures the CADD-MS 3 infusion pump and, under our Settlement Agreement with Smiths Medical, they are no longer obligated to support the CADD-MS 3 infusion pump after January 1, 2025. We are seeking to work with third parties to develop or procure other pumps that can be used to administer Treprostinil Injection in the future. Such pumps may require FDA 510(k) clearance before they can be sold. There is no guarantee that we or a third party will receive FDA 510(k) clearance. Failure by us or third parties to successfully develop or supply the medical equipment or to obtain or maintain regulatory approval or clearance of such medical equipment could negatively impact the market acceptance of and sales of Treprostinil Injection.

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

In June 2021, the Court held a claim construction hearing. Following the claim construction hearing, the Court issued orders that three of the terms under consideration would be given their plain and ordinary meaning and ruling in our favor regarding the other two terms. Based on the Court’s construction of the terms, United Therapeutics filed a stipulation of partial judgment with respect to the ‘901 Patent in December 2021 under which United Therapeutics agreed to the entry of judgment of our non-infringement of the ’901 Patent. United Therapeutics preserved its appellate rights with respect to the ‘901 Patent in the event the Court’s construction of those terms is reversed.

In January 2022, we filed a motion seeking summary judgment of invalidity of claims 1-3, 6, and 8-9 of the ’066 patent and claims 1-4, 6, and 8 of the ’901 patent due to collateral estoppel. As previously disclosed, in March 2022, Magistrate Judge Hall issued a recommendation to deny our motion on grounds that United Therapeutics did not have timely notice of our collateral estoppel argument and on grounds that the prior decision that served as the basis for collateral estoppel was decided based on a different standard of proof than the standard of proof that will apply in the Hatch-Waxman Litigation. On May 12, 2022, Judge Andrews, who is presiding over the Hatch-Waxman Litigation, issued an order adopting the recommendation of Magistrate Judge Hall and denying our motion for summary judgment solely on grounds that United Therapeutics did not have timely notice of our collateral estoppel argument.

Trial proceedings in the Hatch-Waxman Litigation were held from March 28-31, 2022. At the conclusion of the trial, the Court set a post-trial briefing schedule, with all briefing to be concluded on June 15, 2022. We currently expect that a decision regarding the Hatch-Waxman Litigation will be issued prior to the expiration of the 30-month regulatory stay, in October 2022.

At trial, we presented evidence of non-infringement and invalidity with respect to both the ’066 patent and ‘793 patent, the two patents that remain at issue in the Hatch-Waxman Litigation. In the event that the Court finds all of the asserted claims of both the ‘066 patent and the ‘793 patent are either not infringed or invalid, then the 30-month stay will be lifted and the FDA will be able to grant final FDA approval of YUTREPIA. In the event that the Court finds any of the asserted claims of the ‘066 patent or ‘793 patent are valid and infringed, then the Court is expected to issue an order that the effective date of final YUTREPIA approval will not be earlier than the date of expiration of the patent that has been found to be valid and infringed, which would be in the year 2027 in the case of the ‘793 patent and in the year 2028 in the case of the ‘066 patent.

In March 2020, we filed two petitions for inter partes review with the Patent Trial and Appeal Board (PTAB) of the USPTO. One petition was for inter partes review of the ‘901 Patent, seeking a determination that the claims in the ‘901 Patent are invalid, and a second petition is for inter partes review of the ‘066 Patent, seeking a determination that the claims in the ‘066 Patent are invalid. Both the ‘901 Patent and ‘066 Patent are owned by United Therapeutics and are related to U.S. Patent No. 8,497,393 which was granted to United Therapeutics and subsequently invalidated by the USPTO in an inter partes review instituted in 2016 by SteadyMed Ltd. In October 2020, the PTAB instituted an inter partes review of the ‘901 Patent and concurrently denied institution on the ‘066 Patent, stating that the ‘066 petition has not established a reasonable likelihood that it would prevail in showing that at least one of the challenged claims is unpatentable. In October 2021, the PTAB issued a final written decision concluding that seven of the claims in the ‘901 patent were unpatentable, leaving only the narrower dependent claims 6 and 7, both of which require actual storage at ambient temperature of treprostinil sodium. In November 2021, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘901 patent. The rehearing request is currently pending with the PTAB.

In January 2021, we filed a petition with the PTAB for inter partes review of the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. In August 2021, the PTAB instituted an inter partes review of the ‘793 Patent, finding that we had demonstrated a reasonable likelihood that we would prevail with respect to showing that at least one challenged claim of the ‘793 patent is unpatentable as obvious over the combination of certain prior art cited by us in our petition to the PTAB. A final written decision determining the validity of the challenged claims of the ‘793 Patent is expected within 12 months from institution. However, even in the event the PTAB does find that all of the claims of the ‘793 patent are invalid, such a decision would not override an order of the Court in the Hatch-Waxman Litigation that YUTREPIA may not be approved due to infringement of the ‘793 patent unless and until the decision of the PTAB is affirmed on appeal.

In December 2021, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, alleging that we and a former United Therapeutics employee, who later joined us as an employee many years after terminating his employment with United Therapeutics, conspired to misappropriate certain trade secrets of United

Therapeutics and engaged in unfair or deceptive trade practices. In January 2022, our co-defendant in the lawsuit removed the lawsuit to the United States District Court for the Middle District of North Carolina. Subsequently, in January 2022, United Therapeutics filed an amended complaint eliminating their claim under the federal Defend Trade Secrets Act and a motion seeking to have the case remanded to North Carolina state court. In April 2022, the Court granted United Therapeutics’ motion to have the case remanded to North Carolina state court. On May 10, 2022, we filed a motion to dismiss all of the claims made by United Therapeutics in the trade secret lawsuit. The motion remains pending with the Court.

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

Any new drug product that competes with a prior approved drug product must demonstrate advantages in safety, efficacy, tolerability or convenience in order to overcome price competition and to be commercially successful. Our products, if and when approved, are expected to face competition from drug products that are already on the market, as well as those in our competitors’ development pipelines. We expect that our lead program, YUTREPIA, an inhaled treprostinil therapy for the treatment of PAH, will face competition from the following inhaled treprostinil therapies that are either currently marketed or in clinical development:

◾
●	Tyvaso, marketed by United Therapeutics, has been approved for the treatment of PAH in the United States since 2009. Tyvaso is the reference listed drug in our NDA for YUTREPIA. Following patent litigation, United Therapeutics and Watson Pharmaceuticals reached a settlement whereby Watson Pharmaceuticals will be permitted to enter the market with a generic version of Tyvaso beginning on January 1, 2026. In April 2021, United Therapeutics announced that Tyvaso was approved by FDA to include WHO Group III PH-ILD patients.

●	Ventavis®, marketed by Actelion, a division of Johnson & Johnson, has been approved for the treatment of PAH in the United States since 2004.
●	Tyvaso DPI, licensed from MannKind as TreT by United Therapeutics, is currently in development in the United States for the treatment of PAH. Under the license agreement with MannKind, United Therapeutics is responsible for global development, regulatory and commercial activities. MannKind will manufacture clinical supplies and initial commercial supplies of the product while long-term commercial supplies will be manufactured by United Therapeutics. United Therapeutics resubmitted the NDA filing of Tyvaso DPI™ in December 2021 after previously receiving a complete response letter in October 2021. In January 2022, United Therapeutics announced that the FDA had acknowledged acceptance of the resubmitted NDA for review as a class 1 response with a user fee goal date in February 2022. In February 2022, United Therapeutics announced that it had recently received an information request letter from the FDA requesting additional information regarding the pulmonary safety of Tyvaso DPI and that it had responded to the FDA’s information request, but that the FDA has considered this response to be a major amendment to the NDA, extending FDA’s review deadline to May 2022. The NDA includes results from clinical studies evaluating safety and pharmacokinetics of switching PAH patients from Tyvaso to Tyvaso DPI and data comparing the pharmacokinetics of Tyvaso DPI to Tyvaso in healthy volunteers. United Therapeutics further reported that these are the only clinical studies necessary to support FDA approval and that the indicated population for Tyvaso DPI will mirror that of Tyvaso, which United Therapeutics announced in April 2021 was approved by FDA to include WHO Group III PH-ILD patients. If Tyvaso DPI is approved by FDA before YUTREPIA receives final approval from the FDA, then there is a possibility that the FDA could grant three years of market exclusivity to Tyvaso DPI as an inhaled dry-powder formulation of treprostinil that could delay the final approval of YUTREPIA until said exclusivity expires.
●	Treprostinil Palmitil Inhalation Powder (TPIP), is a dry-powder formulation of a treprostinil prodrug being developed by Insmed. Insmed announced the completion of an initial Phase 1 study in February 2021 which demonstrated that TPIP was generally safe and well tolerated, with a pharmacokinetic profile that supports once-daily dosing. Insmed initiated a Phase 2 trial in May 2021 studying patients diagnosed with PAH and intends to initiate trials to study PH-ILD and IPF. If the TPIP clinical program is successful in demonstrating less frequent dosing with similar efficacy and safety to YUTREPIA and Tyvaso DPI, then TPIP has the potential to be viewed as a more attractive option and may take market share rapidly.
●	L606 is a nebulized, liposomal formulation of treprostinil for treatment of PAH being developed by Pharmosa Biopharm Inc. (“Pharmosa”). In 2021, Pharmosa initiated a Phase 3 open-label study to evaluate the safety and tolerability of L606 in subjects with PAH that have been stabilized on Tyvaso. The intended product profile seeks reduce the daily dosing frequency of treprostinil.

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

We received tentative approval of our NDA for YUTREPIA in November 2021. However, our receipt of tentative approval does not mean that we will receive final approval from our NDA for YUTREPIA in a timely manner or at all. Expectations related to final FDA approval and projected product launch timelines are impacted by ongoing Hatch-Waxman Litigation following a lawsuit filed by United Therapeutics on June 4, 2020. Under the Hatch-Waxman Act, as a result of the Hatch-Waxman Litigation commenced by United Therapeutics, the FDA may not issue a final approval for the YUTREPIA NDA until October 2022, absent an earlier judgment unfavorable to United Therapeutics by the court. In the event the Court finds that any claims of either of the asserted patents are both valid and infringed, the Court will likely issue an injunction prohibiting approval of YUTREPIA until the expiration of the patent(s) found to have been infringed. In addition, a drug product that is granted tentative approval, like YUTREPIA, may be subject to additional review before final approval, particularly if tentative approval was granted more than three years before the earliest lawful approval date. The FDA’s tentative approval of YUTREPIA was based on information available to FDA at the time of the tentative approval letter (i.e., information in the application and the status of current good manufacturing practices of the facilities used in the manufacturing and testing of the drug product) and is therefore subject to change on the basis of new information that may come to FDA’s attention. A new drug product may not be marketed until the date of final approval.

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

In addition, we may face Hatch-Waxman litigation in relation to our NDAs submitted under the 505(b)(2) regulatory pathway, which may further delay or prevent the approval of our product candidates. The pharmaceutical industry is highly competitive, and 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a 505(b)(2) NDA. If the previously approved drugs referenced in an applicant’s 505(b)(2) NDA are protected by patent(s) listed in the Orange Book, the 505(b)(2) applicant is required to make a claim after filing its NDA that each such patent is invalid, unenforceable or will not be infringed. The patent holder may thereafter bring suit for patent infringement, which will trigger a mandatory 30-month delay (or the shorter of dismissal of the lawsuit or expiration of the patent(s)) in approval of the 505(b)(2) NDA application. For example, the YUTREPIA NDA was filed under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. Under the Hatch-Waxman Act, as a result of the Hatch-Waxman Litigation commenced by United Therapeutics on June 4, 2020, the FDA is automatically precluded from approving the YUTREPIA NDA for up to 30 months, until October 2022, absent an earlier judgment unfavorable to United Therapeutics by the court. In addition, in the event the Court finds that any claims of either of the asserted patents are both valid and infringed, the Court will likely issue an injunction prohibiting approval of YUTREPIA until the expiration of the patent(s) found to have been infringed. It is not uncommon for a manufacturer of an approved product, such as United Therapeutics, to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition.

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

For example, we currently rely on a sole supplier for treprostinil, the active pharmaceutical ingredient of YUTREPIA, which sources treprostinil from a manufacturer in South Korea, with whom we have a long-term supply agreement. If our supplier is unable to supply treprostinil to us in the quantities we require, or at all, or otherwise defaults on its supply obligations to us, or if it ceases its relationship with us, we may not be able to obtain alternative supplies of treprostinil from other suppliers on acceptable terms, in a timely manner, or at all. We also rely on a sole supplier for encapsulation and packaging services, with whom we have a long-term contract. Furthermore, YUTREPIA is administered using the RS00 Model 8 DPI, which is manufactured by Plastiape, which is located in Italy. We purchase our RS00 Model 8 DPI supply pursuant to purchase orders and do not have a long-term contract with Plastiape. In the event of any prolonged disruption to our supply of treprostinil, the encapsulation and packaging services, or the manufacture and supply of RS00 Model 8 DPI, our ability to develop and commercialize, and the timeline for commercialization of, YUTREPIA may be adversely affected. We also rely upon Chengdu for the manufacture and supply of RG 3ml Medication Cartridges for the subcutaneous administration of Treprostinil Injection. In the event of any disruption to our supply of RG 3ml Medication Cartridges, sales of Treprostinil Injection may be adversely affected.

Additionally, in December 2019, a novel strain of COVID-19 (coronavirus) was reported to have surfaced in Wuhan, China and continues to be a global pandemic as of the date of this Quarterly Report on Form 10-Q. The full impact of the coronavirus is unknown and continues to rapidly evolve. South Korea, the country from which our supplier sources treprostinil, Italy, the country in which Plastiape is headquartered, and China, the country in which Chengdu is located, have had significant outbreaks of this disease, which, in the case of Italy and China, led to lockdowns of all or portions of the entire country. Recent lockdowns in portions of China have affected Chengdu’s ability to manufacture RG 3ml Medication Cartridges, which could adversely affect sales of Treprostinil Injection in the event such lockdowns are not lifted prior to exhaustion of existing cartridge inventories. The extent to which the coronavirus impacts our ability to procure sufficient supplies for the development and commercialization of our products and product candidates will depend on the severity, location and duration of the spread of the coronavirus, and the actions undertaken to contain the coronavirus or treat its effects.

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

In particular, under the Hatch-Waxman Act, the owner of patents listed on the Orange Book and referenced by an NDA applicant may bring patent infringement suit against the NDA applicant after receipt of the NDA applicant’s notice of paragraph IV certification. On June 4, 2020, United Therapeutics asserted a patent challenge directed to the Orange Book listed patents for Tyvaso by filing a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:20-cv-00755-RGA), thereby triggering an automatic 30-month regulatory stay on final approval of the NDA for YUTREPIA. As a result of United Therapeutics’ patent challenge, the FDA is prohibited from approving the NDA for YUTREPIA until the earliest to occur of the expiration of the 30-month stay, which is currently in October 2022, expiration of the Orange Book listed patents, settlement of the lawsuit or a decision in the infringement suit that is favorable to us as the NDA applicant. In addition, in the event the Court finds that any claims of either of the asserted patents are both valid and infringed, the Court will likely issue an injunction prohibiting approval of YUTREPIA until the expiration of the patent(s) found to have been infringed. Accordingly, we may be subject to significant delay and incur substantial costs in litigation before we are able to commercialize YUTREPIA, if at all.

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

We believe that the protection of our trademark, trade name and service mark rights, such as Liquidia, the Liquidia logo, PRINT, and YUTREPIA, is an important factor in product recognition, protecting our brand, maintaining goodwill and maintaining or increasing market share. We may expend substantial cost and effort in an attempt to register new trademarks, trade names and service marks and maintain and enforce our trademark, trade name and service mark rights. If we do not adequately protect our rights in our trademarks, trade names and service marks from infringement, any name recognition that we have developed in those trademarks could be lost or impaired.

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

Upon consummation of the Merger Transaction, we issued to RareGen’s former members an aggregate of 5,550,000 shares of our common stock. Additionally, 616,666 shares of our common stock, which are referred to in the Merger Agreement as “Holdback Shares” were issued on March 31, 2022. The shares issued to former RareGen members on the closing date of the Merger Transaction were subject to a six-month lock-up that expired in May 2021. The Holdback Shares do not have a lock-up restriction and may be freely sold in the public market which could cause our stock price to decline.

On April 18, 2022, we sold 11,274,510 shares of our common stock in an underwritten public offering. The purchasers of such shares of common stock other than Caligan and Paul Manning are not subject to lock-up agreements, allowing such shares to be freely sold in the public market which could cause our stock price to decline.

As of April 22, 2022, 64,344,476 shares of our common stock were outstanding, of which 43,578,697 shares of common stock, or 67.7% of our outstanding shares as of April 22, 2022, are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act (“Rule 144”). The resale of the remaining 20,765,779 shares held by our stockholders as of April 22, 2022 is currently prohibited or otherwise restricted as a result of securities law provisions. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

As of April 22, 2022, the holders of 1,887,935 shares, or 2.9%, of our outstanding shares as of April 22, 2022, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including the employee stock purchase plan. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance or resale (as applicable), subject to lock-up agreements, if any.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 29.2% of our capital stock as of April 22, 2022. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of our board of directors (the “Board”), and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

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

We have never declared or paid cash dividends on our equity securities. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of our existing A&R SVB LSA with SVB preclude us, and the terms of any future debt agreement may preclude us from paying dividends. As a result, capital appreciation, if any, of our equity securities will likely be your sole source of gain for the foreseeable future.

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

Such orders may also impact personnel at third-party contract research organizations that conduct clinical trials or research activities, which could impact our ability to continue or commence such activities, or contract manufacturing facilities or suppliers in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain and could affect our ability to conduct ongoing and planned clinical trials and preparatory activities.

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
101*

The following materials from Liquidia Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited) for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2022 and 2021 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 12, 2022

LIQUIDIA CORPORATION
By:	/s/ Roger A. Jeffs, Ph.D.
Roger A. Jeffs, Ph.D.
Chief Executive Officer

DATE: May 12, 2022

LIQUIDIA CORPORATION
By:	/s/ Michael Kaseta
Michael Kaseta
Chief Financial Officer