Form 10-Q
period 2022-06-30
Liquidia Corp
filed 2022-08-11
CIK 1819576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended June 30, 2022

or

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

As of August 1, 2022, there were 64,362,336 shares of the registrant’s common stock outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	those identified and disclosed in our public filings with the U.S. Securities and Exchange Commission (“SEC”) including, but not limited to (i) the timing of and our ability to obtain and maintain regulatory approvals for our product candidates, including YUTREPIA, the potential for, and timing regarding, eventual final approval by the United States Food and Drug Administration (the “FDA”) of and our ability to commercially launch YUTREPIA, including the potential impact of regulatory review, approval, and exclusivity developments which may occur for competitors; and (ii) the timeline or outcome related to our current patent litigation with United Therapeutics pending in the U.S. District Court for the District of Delaware, the inter partes review with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office or any appeals of any decisions issued by the U.S. District Court for the District of Delaware or the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office;
●	our ability to predict, foresee, and effectively address or mitigate future developments resulting from the COVID-19 pandemic or other global shutdowns, which could include a negative impact on the availability of key personnel, the temporary closure of our facility or the facilities of our business partners, suppliers, third-party service providers or other vendors, or delays in payments or purchasing decisions, or the interruption of domestic and global supply chains, the economy and capital or financial markets;
●	our expectations regarding the size of the patient populations for, market acceptance and opportunity for those drug products that we commercialize in collaboration with third parties, including Sandoz Inc.’s first-to-file fully substitutable generic treprostinil injection;
●	the availability and market acceptance of medical devices and components of medical devices used to administer our drug products and drug products that we commercialize with third parties, including Smith Medical’s CADD-MS 3 Infusion pump and the RG 3ml Medication Cartridge that we developed in collaboration with Chengdu Shifeng Medical Technologies LTD. used for the subcutaneous administration of Sandoz Inc.’s generic treprostinil injection, Smith Medical’s CADD Legacy infusion pump used for the intravenous administration of Sandoz Inc.’s generic treprostinil injection and Plastiape’s RS00 Model 8 dry powder inhaler, which we plan to use for the administration of YUTREPIA;
●	our ability to draw down on our debt facility with Silicon Valley Bank (“SVB”) and SVB Innovation Credit Fund VIII, L.P. (“Innovation”) and our ability to satisfy the covenants contained in the Amended and Restated Loan and Security Agreement with SVB and Innovation (the “A&R SVB LSA”);
●	our ability to retain, attract and hire key personnel;
●	prevailing economic, market and business conditions;
●	the cost and availability of capital and any restrictions imposed by lenders or creditors;
●	changes in the industry in which we operate;
●	the failure to renew, or the revocation of, any license or other required permits;
●	unexpected charges or unexpected liabilities arising from a change in accounting policies, including any such changes by third parties with whom we collaborate and from whom we receive a portion of their net profits, or the effects of acquisition accounting varying from our expectations;
●	the risk that the credit ratings of our company or our subsidiaries may be different from what the companies expect, which may increase borrowing costs and/or make it more difficult for us to pay or refinance our debts and require us to borrow or divert cash flow from operations in order to service debt payments;
●	fluctuations in interest rates;

●	adverse outcomes of pending or threatened litigation or governmental investigations, if any;
●	the effects on the companies of future regulatory or legislative actions, including changes in healthcare, environmental and other laws and regulations to which we are subject;
●	conduct of and changing circumstances related to third-party relationships on which we rely, including the level of credit worthiness of counterparties;
●	the volatility and unpredictability of the stock market and credit market conditions;
●	conditions beyond our control, such as natural disasters, global pandemics (including COVID-19), or acts of war or terrorism;
●	variations between the stated assumptions on which forward-looking statements are based and our actual experience;
●	other legislative, regulatory, economic, business, and/or competitive factors;
●	our plans to develop and commercialize our product candidates;
●	our planned clinical trials for our product candidates;
●	the timing of the availability of data from our clinical trials;
●	the timing of our planned regulatory filings;
●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
●	the clinical utility of our product candidates and their potential advantages compared to other treatments;
●	our commercialization, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for the manufacture of our product candidates and the sufficiency of our current manufacturing facilities to produce development and commercial quantities of our product candidates;
●	our ability to establish and maintain collaborations;
●	our estimates regarding the market opportunities for our product candidates;
●	our intellectual property position and the duration of our patent rights;
●	our estimates regarding future expenses, capital requirements and needs for additional financing; and
●	our expected use of proceeds from prior public offerings and the period over which such proceeds, together with cash, will be sufficient to meet our operating needs.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Liquidia Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$103,840	$57,494
Accounts receivable, net	3,753	2,990
Prepaid expenses and other current assets	907	792
Total current assets	108,500	61,276
Property, plant and equipment, net	4,219	5,017
Operating lease right-of-use assets, net	2,266	2,412
Indemnification asset, related party	6,513	6,282
Contract acquisition costs, net	9,333	10,138
Intangible asset, net	4,041	4,390
Goodwill	3,903	3,903
Other assets	307	311
Total assets	$139,082	$93,729
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,412	$1,070
Accrued expenses and other current liabilities	4,310	5,171
Current portion of operating lease liabilities	834	775
Current portion of finance lease liabilities	281	311
Total current liabilities	6,837	7,327
Litigation finance payable	6,512	6,143
Long-term operating lease liabilities	3,798	4,232
Long-term finance lease liabilities	222	352
Long-term debt	19,606	10,410
Total liabilities	36,975	28,464
Commitments and contingencies
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized, none outstanding	—	—
Common stock — $0.001 par value, 80,000,000 shares authorized, 64,346,528 and 52,287,737 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	64	52
Additional paid-in capital	437,014	374,794
Accumulated deficit	(334,971)	(309,581)
Total stockholders’ equity	102,107	65,265
Total liabilities and stockholders’ equity	$139,082	$93,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$3,918	$3,376	$7,410	$6,460
Costs and expenses:
Cost of revenue	731	714	1,425	1,407
Research and development	5,219	4,595	9,947	10,649
General and administrative	6,938	4,421	19,480	9,758
Total costs and expenses	12,888	9,730	30,852	21,814
Loss from operations	(8,970)	(6,354)	(23,442)	(15,354)
Other income (expense):
Interest income	65	5	69	25
Interest expense	(542)	(203)	(1,020)	(352)
Loss on extinguishment of debt	—	—	(997)	(53)
Total other income (expense), net	(477)	(198)	(1,948)	(380)
Net loss and comprehensive loss	$(9,447)	$(6,552)	$(25,390)	$(15,734)
Net loss per common share, basic and diluted	$(0.15)	$(0.13)	$(0.44)	$(0.33)
Weighted average common shares outstanding, basic and diluted	62,179,305	50,847,126	57,349,129	47,165,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except shares amounts)

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	52,287,737	$52	$374,794	$(309,581)	$65,265
Issuance of common stock upon exercise of stock options	143,048	—	593	—	593
Issuance of common stock upon vesting of restricted stock units	1,690	—	—	—	—
Issuance of common stock under employee stock purchase plan	5,017	—	28	—	28
Issuance of warrants	—	—	1,317	—	1,317
Equity consideration for acquisition	616,666	1	(1)	—	—
Stock-based compensation	—	—	4,129	—	4,129
Net loss	—	—	—	(15,943)	(15,943)
Balance as of March 31, 2022	53,054,158	$53	$380,860	$(325,524)	$55,389
Issuance of common stock upon exercise of stock options	364	—	1	—	1
Issuance of common stock upon vesting of restricted stock units	17,496	—	—	—	—
Sale of common stock, net	11,274,510	11	54,450	—	54,461
Stock-based compensation	—	—	1,703	—	1,703
Net loss	—	—	—	(9,447)	(9,447)
Balance as of June 30, 2022	64,346,528	$64	$437,014	$(334,971)	$102,107

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	43,336,277	$43	$346,045	$(275,002)	$71,086
Issuance of common stock upon exercise of stock options	281	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	10,366	—	—	—	—
Issuance of warrant	—	—	261	—	261
Stock-based compensation	—	—	745	—	745
Net loss	—	—	—	(9,183)	(9,183)
Balance as of March 31, 2021	43,346,924	$43	$347,051	$(284,185)	$62,909
Issuance of common stock upon vesting of restricted stock units	2,088	—	—	—	—
Sale of common stock, net	8,626,037	9	21,702	—	21,711
Stock-based compensation	—	—	953	—	953
Net loss	—	—	—	(6,552)	(6,552)
Balance as of June 30, 2021	51,975,049	$52	$369,706	$(290,737)	$79,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(25,390)	$(15,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,832	1,698
Depreciation and amortization	1,953	3,195
Non-cash lease expense	146	110
Loss on disposal of property and equipment	1	29
Loss on extinguishment of debt	997	53
Non-cash interest (income) expense	109	77
Changes in operating assets and liabilities:
Accounts receivable, net	(763)	(2,992)
Prepaid expenses and other current assets	(115)	313
Other non-current assets	4	72
Accounts payable	111	(4,143)
Accrued expenses and other current liabilities	(721)	(1,233)
Refund liability	—	(1,769)
Operating lease liabilities	(375)	(321)
Net cash used in operating activities	(18,211)	(20,645)
Investing activities
Purchases of property, plant and equipment	(7)	(87)
Proceeds from the sale of property, plant and equipment	5	—
Net cash used in investing activities	(2)	(87)
Financing activities
Principal payments on finance leases	(160)	(307)
Principal payments on long-term debt	(10,500)	(10,353)
Proceeds from issuance of long-term debt with warrants, net	19,767	10,410
Receipts from litigation financing	369	1,845
Proceeds from sale of common stock, net of underwriting fees and commissions	54,461	21,710
Proceeds from issuance of common stock under stock incentive plans	622	1
Net cash provided by financing activities	64,559	23,306
Net increase in cash and cash equivalents	46,346	2,574
Cash and cash equivalents, beginning of period	57,494	65,316
Cash and cash equivalents, end of period	$103,840	$67,890
Supplemental disclosure of cash flow information
Cash paid for interest	$650	$195
Cash paid for operating lease liabilities	$619	$601
Reduction of lease liability and right-of-use asset from lease modification	$—	$39
Non-cash increase in indemnification asset through accounts payable	$231	$2,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

(tabular dollars in thousands)

1. Business

Description of the Business

Liquidia Corporation (“Liquidia” or the “Company”) is a biopharmaceutical company focused on the development, manufacture, and commercialization of products that address unmet patient needs, with current focus directed towards the treatment of pulmonary hypertension (“PH”). Liquidia Corporation operates through its wholly owned operating subsidiaries, Liquidia Technologies, Inc. (“Liquidia Technologies”) and Liquidia PAH, LLC (“Liquidia PAH”), formerly known as RareGen, LLC (“RareGen”).

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

Risks and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on third parties and key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations.

The current global macro-economic environment is volatile, which may result in supply chain constraints and elevated rates of inflation. In addition, the Company operates in a dynamic and highly competitive industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows: the ability to obtain future financing; advances and trends in new technologies and industry standards; results of clinical trials; regulatory approval and market acceptance of the Company’s products; development of sales channels; certain strategic relationships; litigation or claims against the Company related to intellectual property, product, regulatory, or other matters; and the Company’s ability to attract and retain employees necessary to support its growth.

Product candidates developed by the Company require approval from the FDA and/or other international regulatory agencies prior to commercial sales. There can be no assurance that the Company's product candidates will receive the necessary approvals. If the Company is denied approval, approval is delayed, or the Company is unable to maintain approval, it could have a material adverse impact on the Company.

The Company relies on single source manufacturers and suppliers for the supply of its product candidates. This adds to the manufacturing risks faced by the Company, which could be left without backup facilities in the event of any failure by a supplier. Any disruption from these manufacturers or suppliers could have a negative impact on the Company’s business, financial position and results of operations.

The COVID-19 pandemic continues to adversely affect global economies, financial markets and the overall environment.

The Company does not believe its financial results were materially affected by the COVID-19 pandemic during the six months ended June 30, 2022.  However, the extent to which the COVID-19 pandemic may affect the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the pandemic, the availability and effectiveness of vaccines and treatment options, and current or future domestic and international actions to contain it and treat it. The Company continues to evaluate the potential impact of the COVID-19 pandemic on its business, including the potential impact of the pandemic on the potential commercial launch of YUTREIPA and any potential supply-chain challenges.

Liquidity

The Company expects to incur significant expenses and operating losses for the foreseeable future as it seeks regulatory approval and pursues commercialization of any approved product candidates. In addition, if the Company obtains marketing approval for any of its current or future product candidates, it would incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company's development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. If the Company determines it requires but is unable to obtain funding, the Company could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect its business prospects.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company has financed its growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, finance leases, bank borrowings, bank borrowings with warrants and the issuance of convertible notes and warrants. Since inception, the Company has incurred recurring losses, including net loss of $25.4 million for the six months ended June 30, 2022 and the Company had an accumulated deficit of $335.0 million as of June 30, 2022. Although the Company expects to continue to generate operating losses for the foreseeable future, management anticipates that cash and cash equivalents will be sufficient to fund operations and remain in compliance with financial covenants into 2024. The Company has based these estimates on assumptions that may differ from actual results, and it could use its available resources sooner than expected.

The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these unaudited interim condensed consolidated financial statements.

2. Basis of Presentation, Significant Accounting Policies and Fair Value Measurements

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. Certain amounts have been reclassified from the prior year presentation to conform to current presentation. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2021, which are included in the Company’s 2021 Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses during the period. The Company evaluates its estimates on an ongoing basis, including those related to the valuation of stock-based awards and certain accruals, and makes changes to the estimates and related disclosures as experience develops or new information becomes known. These estimates are based on historical experience and various other assumptions believed reasonable under the circumstances. Actual results will most likely differ from those estimates.

Segment Information

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the years ended December 31, 2021 and 2020, which are included in the Company’s 2021 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2022.

Cash, Cash Equivalents, and Concentration of Credit Risk

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the condensed consolidated balance sheet. All of the Company’s cash and cash equivalents are held with Silicon Valley Bank (“SVB”).

Accounts Receivable

Accounts receivable are stated at net realizable value and net of an allowance for credit losses as of each balance sheet date, if applicable. One customer accounted for 98% and all of accounts receivable at June 30, 2022. As of June 30, 2022 and December 31, 2021, the Company has not recorded an allowance for credit losses.

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

As of June 30, 2022, the Company concluded there were no events or changes in circumstances that indicated that the carrying amount of goodwill was not recoverable. The Company completed its last annual impairment test as of July 1, 2022 and concluded that no impairments have occurred.

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

Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Due to their anti-dilutive effect, the calculation of diluted net loss per share for the three and six months ended June 30, 2022 and 2021 does not include the following common stock equivalent shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock Options	7,131,419	5,036,581	7,093,120	4,923,565
Restricted Stock Units	401,035	320,016	383,307	314,669
Warrants	450,000	200,000	440,331	137,016
Total	7,982,454	5,556,597	7,916,758	5,375,250

For the three and six months ended June 30, 2022 and 2021, certain common stock warrants are included in the calculation of basic and diluted net loss per share since their exercise price is de minimis.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables present the placement in the fair value hierarchy of financial assets and liabilities measured at fair value as of June 30, 2022 and December 31, 2021:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
June 30, 2022	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Money market mutual funds (cash equivalents)	$102,840	$—	$—	$102,840
Liabilities
A&R Silicon Valley Bank term loan	$—	$19,147	$—	$19,606
Total	$—	$19,147	$—	$19,606

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Money market mutual funds (cash equivalents)	$56,494	$—	$—	$56,494
Liabilities
Silicon Valley Bank term loan	$—	$10,021	$—	$10,410

Money market mutual funds are included in cash and cash equivalents on the Company's condensed consolidated balance sheets. They are valued using quoted market prices and therefore are classified within Level 1 of the fair value hierarchy.

The carrying amounts reflected in the Company's condensed consolidated balance sheets for cash, prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities approximate their fair values due to their short-term nature.

The fair value of debt is measured in accordance with ASC 820, Financial Instruments. The fair value is determined based on the remaining years to maturity, interest and principal payments, as well as an interest rate consistent with the Company’s current estimated cost of debt.

3. Property, Plant, and Equipment

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2022	2021
Lab and build-to-suit equipment	$6,548	$6,600
Office equipment	19	19
Furniture and fixtures	177	177
Computer equipment	347	347
Leasehold improvements	11,457	11,457
Total property, plant and equipment	18,548	18,600
Accumulated depreciation and amortization	(14,329)	(13,583)
Property, plant and equipment, net	$4,219	$5,017

The Company recorded depreciation and amortization expense related to property, plant and equipment of $0.4 million for both the three months ended June 30, 2022 and 2021, and of $0.8 million and $0.9 million for the six months ended June 30, 2022 and 2021, respectively.

4. Contract Acquisition Costs and Intangible Asset

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

The Company recorded amortization related to the contract acquisition costs of $0.4 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and of $0.8 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively. The Company recorded amortization related to the intangible asset of $0.2 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, and of $0.3 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.

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

On November 17, 2020, Liquidia PAH entered into a Litigation Funding and Indemnification Agreement (“Indemnification Agreement”) with PBM. PBM is considered to be a related party as it is controlled by a major stockholder (which beneficially owns approximately 9.3% of Liquidia Corporation Common Stock as of August 1, 2022) who is also a member of the Company’s Board of Directors.

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

As of June 30, 2022 and December 31, 2021, the Indemnification Asset and Litigation Finance Payable were classified as long-term assets and liabilities, respectively as it is considered unlikely that the RareGen Litigation would conclude prior to June 30, 2023.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2022	2021
Accrued compensation	$1,917	$3,157
Accrued research and development expenses	1,146	344
Accrued other expenses	1,247	1,670
Total accrued expenses and other current liabilities	$4,310	$5,171

7. Stockholders’ Equity

Common Stock

Issuance of Common Stock on April 18, 2022 from an Underwritten Public Offering

On April 12, 2022, the Company sold 11,274,510 shares of the Company’s common stock in an underwritten registered public offering at an offering price of $5.10 per share (the “Offering”).

The Offering closed on April 18, 2022, and the Company received net proceeds of approximately $54.5 million from the sale of the shares, after deducting the underwriting discounts and commissions and other offering expenses. The Company intends to use the net proceeds from this Offering for ongoing commercial development of YUTREPIA, for continued development of YUTREPIA in other clinical trials, including but not limited to, trials for WHO Group 3 patients and pediatric patients, for pre-clinical pipeline activities and for general corporate purposes.

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

Issuance of Common Stock on March 31, 2022 from Merger Transaction

On November 18, 2020 (the “Closing Date”), the Company completed the acquisition of RareGen as contemplated by that certain Agreement and Plan of Merger, dated as of June 29, 2020, as amended by a Limited Waiver and Modification to the Merger Agreement, dated as of August 3, 2020 (the “Merger Agreement”). On the Closing Date, an aggregate of 5,550,000 shares of the Company’s common stock, were issued to RareGen members in exchange for all of the issued and outstanding RareGen equity. On March 31, 2022, an aggregate of 616,666 shares of the Company’s common stock, which were held back on the Closing Date for indemnification purposes, were issued to RareGen members.

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

Warrants

During the six months ended June 30, 2022 and 2021, no warrants to purchase shares of common stock were exercised.

As of June 30, 2022, outstanding warrants consisted of the following:

	Number of
	warrants	Exercise Price		Expiration Date
A&R SVB Warrant - Initial Tranche (see Note 11)	250,000		$5.14	January 6, 2032
SVB Warrant - Initial Tranche (see Note 11)	100,000		$3.05	February 26, 2031
SVB Warrant - Term B and Term C Tranches (see Note 11)	100,000	$	n/a	February 26, 2031
Other warrants	65,572		$0.02	December 31, 2026

8. Stock-Based Compensation

2020 Long-Term Incentive Plan

The Company’s 2020 Long-Term Incentive Plan (the “2020 Plan”) provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards and for accelerated vesting under certain change of control transactions. The number of shares of the Company’s common stock available for issuance under the 2020 plan will automatically increase on January 1 of each year through 2030, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors (the “Evergreen Provision”). On January 1, 2022, the number of shares of common stock available for issuance under the 2020 Plan automatically increased by 2,091,509 shares pursuant to the Evergreen Provision. On June 16, 2022, the number of shares of common stock available for issuance under the 2020 Plan increased by 1,600,000 shares pursuant to an amendment to the 2020 Plan, which was approved by the Company’s stockholders. As of June 30, 2022, the Company had 879,027 shares of common stock available to issue under the 2020 Plan.

The 2020 Plan replaced the Company’s prior equity award plans and such plans have been discontinued, however, the outstanding awards will continue to remain in effect in accordance with their terms. Shares that are returned under these prior plans upon cancellation, termination or expiration of awards outstanding will not be available for grant under the 2020 Plan. As of June 30, 2022, the Company had a total of 794,060 shares of common stock reserved for issuance related to the remaining outstanding equity awards granted under the prior plans.

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

The Company reserved 310,000 shares of the Company's common stock for issuance pursuant to equity awards granted under the 2022 Inducement Plan, and the 2022 Inducement Plan will be administered by the Compensation Committee. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2022 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board (or any subsidiary of the Company), or following a bona fide period of non-employment by the Company (or a subsidiary of the Company), if he or she is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of June 30, 2022, the Company had a total of 219,800 shares available to issue under the 2022 Inducement Plan.

Employee Stock Purchase Plan

In November 2020, stockholders approved the Liquidia Corporation 2020 Employee Stock Purchase Plan (the “ESPP”). On January 1, 2022, in connection with an evergreen provision contained in the ESPP, an additional 150,000 shares of the Company’s common stock were reserved for issuance under the ESPP. As of June 30, 2022, a total of 594,983 shares of the Company’s common stock are reserved for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions, subject to plan limitations. Unless otherwise determined by the administrator, the Company’s common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is 85% of the lesser of the fair market value of the Company’s common stock on the first and last trading day of the offering period. During the six months ended June 30, 2022 a total of 5,017 shares were issued under the ESPP.

CEO Options

During December 2020, the Company issued a stock option grant to its then new Chief Executive Officer, Damian deGoa, to purchase up to 2,000,000 shares of the Company’s common stock (the “CEO Option”) at the exercise price on the grant date of $3.00 per share. The CEO Option was issued outside of the 2020 Plan and 1,375,000 options vested in the fourth quarter of 2021 upon the Company’s achievement of certain milestones and the passage of time, and ceased vesting upon the termination of Mr. deGoa’s employment on January 31, 2022. However, the CEO Option will remain exercisable so long as Mr. deGoa remains a director of the Company in accordance with his Separation Agreement. This change to vesting terms was treated as a modification of the original award resulting in a stock-based compensation charge of $2.9 million during the three months ended March 31, 2022.

Quarterly Bonus and Second Tranche Options

On June 16, 2022, pursuant to Roger Jeffs’s executive employment agreement dated January 3, 2022 (the “Jeffs Employment Agreement”), the Company granted Dr. Jeffs 931,745 nonstatutory stock options (the “Second Tranche Option”), with an exercise price per share equal to the closing price of a share of common stock on the date of grant. The Second Tranche Option is subject to the following vesting schedule: 25% of the grant will become vested and exercisable on January 3, 2023, and the remaining portion of the grant will become vested and exercisable, as applicable, in equal monthly installments over the following thirty-six months, subject to Dr. Jeffs’ continuous employment with the Company on each such vesting date. Notwithstanding the foregoing, in the event of a Change in Control (as defined in the 2020 Plan) 100% of the unvested portion of the Options shall become vested and exercisable as of the closing date of such Change in Control, provided that Dr. Jeffs is actively employed with the Company on such date.

The Jeffs Employment Agreement also entitled Dr. Jeffs to a quarterly cash bonus equal in the aggregate to the difference (only if positive) between the per share closing price of the Company’s common stock on the date which the Second Tranche Option is granted minus the per share closing price of common stock on January 3, 2022 (the “Quarterly Bonus”). The Company previously concluded that the Quarterly Bonus was a liability classified cash-settled stock appreciation right under ASC 718-10-25-11 that would be expensed over the service period. During the three months ended March 31, 2022 the Company recorded a stock-based compensation charge of $56,000 related to the Quarterly Bonus. This charge was reversed during the three months ended June 30, 2022 since no Quarterly Bonus will be payable as the per share closing price of common stock on the grant date of Second Tranche Option was less than the per share closing price on January 3, 2022.

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

Total stock-based compensation expense recognized for employees and non-employees was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
By Expense Category:	2022	2021	2022	2021
Research and development	$337	$278	$720	$529
General and administrative	1,310	675	5,112	1,169
Total stock-based compensation expense	$1,647	$953	$5,832	$1,698

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted average basis, by type of award:

	As of June 30, 2022
		Weighted
		Average
		Remaining
		Recognition
	Unamortized	Period
	Expense	(Years)
Stock options	$15,385	3.2
Restricted stock units	$1,950	3.2

Fair Value of Stock Options Granted and Purchase Rights Issued under the ESPP

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted and purchase rights issued under the ESPP.

The following table summarizes the assumptions used for estimating the fair value of stock options granted under the Black-Scholes option-pricing model:

	Six Months Ended
	June 30,
	2022	2021
Expected dividend yield	—	—
Risk-free interest rate	1.46% - 3.34%	0.62% - 1.67%
Expected volatility	90% - 93%	92% - 96%
Expected life (years)	5.8 - 6.1	5.8

The weighted average fair value for options granted during the six months ended June 30, 2022 and 2021 was $4.19 and $2.08 per share, respectively.

The following table summarizes the assumptions used for estimating the fair value of purchase rights granted to employees under the ESPP under the Black-Scholes option-pricing model during the six months ended June 30, 2022:

Expected dividend yield	—
Risk-free interest rate	0.69%
Expected volatility	80%
Expected life (years)	0.50

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2022:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2021	5,598,009	$4.19
Granted	3,611,677	5.29
Exercised	(143,891)	4.15
Cancelled	(1,203,916)	5.73
Outstanding as of June 30, 2022	7,861,879	$4.46	8.7	$5,447
Exercisable as of June 30, 2022	3,075,103	$4.12	7.7	$3,541
Vested and expected to vest as of June 30, 2022	7,149,487	$4.44	8.7	$5,131

The aggregate intrinsic value of stock options in the table above represents the difference between the $4.36 closing price of the Company’s common stock as of June 30, 2022 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

Restricted Stock Units

Restricted Stock Units (“RSUs”) represent the right to receive shares of common stock of the Company at the end of a specified time period or upon the achievement of a specific milestone. RSUs can only be settled in shares of the Company’s common stock. During the six months ended June 30, 2022, the Board of Directors approved grants of an aggregate of 409,569 time-based RSUs to employees. 63,230 of these RSUs were issued to Dr. Jeffs pursuant to his employment agreement and vest quarterly through January 2023. The remaining 346,339 RSUs vest over a four-year period similar to stock options granted to employees.

A summary of nonvested RSU awards outstanding as of June 30, 2022 and changes during the six months ended June 30, 2022 is as follows:

		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	RSUs	(per RSU)
Nonvested as of December 31, 2021	15,204	$3.31
Granted	409,569	6.08
Vested	(19,186)	4.82
Nonvested as of June 30, 2022	370,137	$6.01

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

In accordance with the Promotion Agreement, Liquidia PAH receives consideration from Sandoz in the form of a share of Net Profits for the promotional activities it performs. The share of Net Profits received is subject to adjustments from Sandoz for items such as distributor chargebacks, rebates, inventory returns, inventory write-offs and other adjustments (the “Net Profits Adjustment”). The Company expects to refund certain amounts to Sandoz through a reduction of the cash received from future Net Profits generated under the Promotion Agreement. As of June 30, 2022, a $0.5 million refund liability is offset against accounts receivable from Sandoz.

The Company derived approximately 98% and all of its revenue from the Promotion Agreement during three and six months ended June 30, 2022, respectively.

10. Leases

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

The Company’s lease cost is reflected in the accompanying condensed statements of operations and comprehensive loss as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2022	2021	2022	2021
Operating lease cost	General and administrative	$195	$195	$390	$390
Finance lease cost:
Amortization of lease assets	General and administrative	36	42	74	185
Interest on lease liabilities	Interest expense	9	14	18	19
Total Lease Cost		$240	$251	$482	$594

The weighted average remaining lease term and discount rates as of June 30, 2022 were as follows:

Weighted average remaining lease term (years):
Operating leases	4.3
Finance leases	2.1
Weighted average discount rate:
Operating leases	10.3%
Finance leases	6.5%

The discount rate for leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms.

The future minimum lease payment as of June 30, 2022 were as follows:

	Operating	Finance
Year ending December 31:	Leases	Leases	Total
2022 (six months remaining)	$625	$165	$790
2023	1,283	195	1,478
2024	1,317	115	1,432
2025	1,356	64	1,420
2026	1,158	—	1,158
Thereafter	—	—	—
Total minimum lease payments	5,739	539	6,278
Less: Interest	(1,107)	(36)	(1,143)
Present value of lease liabilities	$4,632	$503	$5,135

11. Long-Term Debt

Long-term debt consisted of the following as of June 30, 2022 and December 31, 2021:

		June 30,	December 31,
	Maturity Date	2022	2021
A&R Silicon Valley Bank term loan	December 1, 2025	$19,606	$—
Silicon Valley Bank term loan	September 1, 2024	—	10,410
Long-term debt		$19,606	$10,410

Amended and Restated Loan and Security Agreement dated January 7, 2022

On January 7, 2022 (the “A&R SVB LSA Effective Date”), the Company entered into an Amended and Restated Loan and Security Agreement with SVB and SVB Innovation Credit Fund VIII, L.P. (“Innovation”) (the “A&R SVB LSA”). The A&R SVB LSA established a term loan facility in the aggregate principal amount of up to $40.0 million. Under the terms of the A&R SVB LSA, SVB and Innovation will make loans available in three tranches, with $20.0 million from the first tranche funded on the A&R SVB LSA Effective Date. The Company used $10.5 million of the first tranche proceeds to satisfy its existing obligations under the SVB LSA (see below) and such obligations are considered fully repaid and terminated as of that date. The Company accounted for the repayment of the SVB LSA in accordance with ASC 405-20, Extinguishments of Liabilities, which resulted in a loss on extinguishment during the six months ended June 30, 2022 of $1.0 million.

The first tranche also provides the option of drawing an additional $5.0 million at the Company’s discretion through December 31, 2022. A second tranche of $7.5 million is available to fund immediately upon receipt of final and unconditional approval by the FDA for YUTREPIA by December 31, 2022. The third tranche of $7.5 million will be available through August 31, 2023, upon generating trailing six-month net product sales of YUTREPIA of $27.5 million by June 30, 2023. The debt facility will mature on December 1, 2025, and will consist of interest-only payments through December 31, 2023, unless the third tranche milestone is achieved, in which case interest-only payments will continue through December 31, 2024. The outstanding principal amount of the term loans shall accrue interest at a floating rate per year equal to the greater of 7.25% and the prime rate of interest plus 4.0%. The SVB A&R LSA also provides for a “Final Payment Fee” of 5.0% of the aggregate original principal amount of all loans made and a payment solely to SVB of $185,000 due on the earliest of the maturity date, the repayment of the debt in full, any optional prepayment or mandatory prepayment, or the termination of the A&R SVB LSA.

The A&R SVB LSA contains customary affirmative and negative covenants, including but not limited to certain financial covenants, protection of intellectual property rights, the disposition of certain assets, and material adverse changes. The Company was in compliance with all such covenants at June 30, 2022.

As an inducement to enter into the A&R SVB LSA, the Company issued SVB, Innovation, and Innovation Credit Fund VIII-A L.P. (“Innovation Credit”) certain warrants to purchase shares of the Company’s common stock pursuant to the Warrant to Purchase Stock agreements by and between the Company and each recipient (collectively, the “A&R SVB Warrants”). The respective A&R SVB Warrants provided recipients the initial right to obtain a total of 250,000 shares of the Company’s stock at an exercise price of $5.14 per share, and there is an opportunity for the recipients to obtain up to 100,000 more warrants based on certain loans that may be made under the A&R SVB LSA. The A&R SVB Warrants provide an option for a cashless exercise.

In accordance with ASC 470, Debt, the value of the A&R SVB Warrants and A&R SVB LSA was allocated using a relative fair value allocation. The fair value of the A&R SVB Warrants was determined to be $1.3 million and included in additional paid-in-capital, of which $0.7 million was recognized as a component of the loss on extinguishment and $0.6 million as a debt discount. The remaining $19.4 million was allocated to the A&R SVB LSA. In addition, the Company incurred fees of less than $0.1 million, which were recorded as debt issuance costs. The debt discount and debt issuance costs are being amortized to interest expense and the Final Payment Fee is being accreted using the effective interest method over the term of the A&R SVB LSA.

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

Loan and Security Agreement dated February 26, 2021

The Company entered into a Loan and Security Agreement with SVB on February 26, 2021 (the “Effective Date”) and a First Loan Modification Agreement with SVB on August 26, 2021 (the “SVB LSA”). The SVB LSA established a term loan facility in the aggregate principal amount of up to $20.5 million, of which $10.5 million was funded on March 1, 2021 and was used to satisfy the Company’s existing obligations of $9.4 million, with the excess proceeds funded to the Company. The Company accounted for the repayment of the loan obligation in accordance with ASC 405-20, Extinguishments of Liabilities, which resulted in a loss on extinguishment during the six months ended June 30, 2021 of less than $0.1 million.

In connection with the Loan Agreement, the Company issued to SVB a warrant, dated as of the Effective Date to purchase 200,000 shares of common stock (the “SVB Warrant”), of which 100,000 shares vested on the Effective Date, with an exercise price per share equal to $3.05 (the “Initial Tranche”). The remaining 100,000 shares did not vest as additional amounts were not funded under the SVB LSA (the “Term B and C Tranches”).

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

Expected dividend yield	—
Risk-free interest rate	1.43%
Expected volatility	90.8%
Expected life (years)	10.0

Scheduled annual maturities of long-term debt as of June 30, 2022 are as follows:

Year ending December 31:
2022 (six months remaining)	$—
2023	—
2024	10,000
2025	10,000
Total	20,000
Less: Unamortized discount, debt issuance costs and accretion	(394)
Long-term debt, noncurrent	$19,606

12. Commitments and Contingencies

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

Employment Agreements and Other Arrangements

The Company has agreements with certain employees which require the funding of specific level or payments, if certain events, such as a change in control or termination without cause occur.

The Company enters into contracts and purchase commitments in the normal course of business with contract service providers to assist in the performance of research and development, manufacturing, and corporate activities. Subject to required notice periods and obligations, the Company can elect to discontinue work under these agreements at any time. There were no new material commitments entered into during the six months ended June 30, 2022.

Legal Proceedings

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

In July 2020, the U.S. Patent and Trademark Office (the “USPTO”) issued U.S. Patent No. 10,716,793 (the “‘793 Patent”), entitled “Treprostinil Administration by Inhalation”, to United Therapeutics. In July 2020, United Therapeutics filed an amended complaint in the Hatch-Waxman Litigation asserting infringement of the ‘793 Patent by the practice of YUTREPIA. The infringement allegation of the ‘793 Patent is separate from the 30-month regulatory stay on final approval of the NDA for YUTREPIA, which is only associated with the infringement allegations of the ‘901 Patent and the ‘066 Patent. United Therapeutics’ motion to dismiss the Company’s invalidity defenses and counterclaims concerning the ‘793 Patent was denied by the U.S. District Court for the District of Delaware in November 2020.

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

Trial proceedings in the Hatch-Waxman Litigation were held from March 28-31, 2022. At the conclusion of the trial, the Court set a post-trial briefing schedule, which was completed on June 15, 2022. The Company currently expects that a decision regarding the Hatch-Waxman Litigation will be issued prior to the expiration of the 30-month regulatory stay in October 2022.

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

In March 2020, the Company filed two petitions for inter partes review with the Patent Trial and Appeal Board (the “PTAB”) of the USPTO. One petition was for inter partes review of the ‘901 Patent, and sought a determination that the claims in the ‘901 Patent are invalid, and a second petition was for inter partes review of the ‘066 Patent, and sought a determination that the claims in the ‘066 Patent are invalid. Both the ‘901 Patent and ‘066 Patent are owned by United

Therapeutics, and both patents are related to U.S. Patent No. 8,497,393 which was granted to United Therapeutics and subsequently invalidated by the USPTO in an inter partes review instituted in 2016 by SteadyMed Ltd. In October 2020, the PTAB instituted an inter partes review of the ‘901 Patent and concurrently denied institution on the ‘066 Patent, stating that the ‘066 petition has not established a reasonable likelihood that it would prevail in showing that at least one of the challenged claims is unpatentable. In October 2021, the PTAB issued a final written decision concluding that seven of the claims in the ‘901 patent were unpatentable, leaving only the narrower dependent claims 6 and 7, both of which require actual storage at ambient temperature of treprostinil sodium. In November 2021, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘901 Patent. The rehearing request was denied on June 14, 2022. The Company expects that United Therapeutics will file for an appeal of the PTAB’s decision, which is due on August 16, 2022.

In January 2021, the Company filed a petition for inter partes review with the PTAB relating to the ‘793 patent, seeking a determination that the claims in the ‘793 patent are invalid. In August 2021, the PTAB instituted an inter partes review of the ‘793 Patent, finding that the Company had demonstrated a reasonable likelihood that it would prevail with respect to showing that at least one challenged claim of the ‘793 patent is unpatentable as obvious over the combination of certain prior art cited by the Company in its petition to the PTAB. Oral argument with respect to the inter partes review of the ‘793 patent was held in May 2022. In July 2022, the PTAB ruled in the Company’s favor, concluding that based on the preponderance of the evidence, all the claims of the ’793 patent have been shown to be unpatentable. The PTAB’s decision would not override an order of the Court in the Hatch-Waxman Litigation that YUTREPIA may not be approved due to infringement of the ‘793 patent unless and until the decision of the PTAB is affirmed on appeal.

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

In January 2020, the Court denied Liquidia PAH’s and Sandoz’s motion for a preliminary injunction and United Therapeutics’ and Smiths Medicals’ motion to dismiss. In November 2020, Sandoz and Liquidia PAH entered into a binding term sheet (the “Term Sheet”) with Smiths Medical in order to resolve the outstanding RareGen Litigation solely with respect to disputes between Smiths Medical, Liquidia PAH and Sandoz. In April 2021, Liquidia PAH and Sandoz

entered into a Long Form Settlement Agreement (the “Settlement Agreement”) with Smiths Medical to further detail the terms of the settlement among such parties as reflected in the Term Sheet. Pursuant to the Term Sheet and the Settlement Agreement, the former RareGen members and Sandoz received a payment of $4.25 million that was evenly split between the parties. In addition, pursuant to the Term Sheet and Settlement Agreement, Smiths Medical disclosed and made available to Sandoz and Liquidia PAH certain specifications and other information related to the cartridge that Smiths Medical developed and manufactures for use with the CADD-MS 3 Infusion pump (the “CADD-MS 3 Cartridge”). Pursuant to the Settlement Agreement, Smiths Medical also granted Liquidia PAH and Sandoz a non-exclusive, royalty-free license in the United States to Smiths Medical’s patents and copyrights associated with the CADD-MS 3 Cartridge and certain other information for use of the CADD-MS 3 pump and the CADD-MS 3 Cartridges. Smiths also agreed in the Settlement Agreement to provide information and assistance in support of Liquidia PAH’s efforts to receive FDA clearance for the RG 3ml Medication Cartridge (the “RG Cartridge”) and to continue to service certain CADD-MS 3 pumps that are available for use with the Treprostinil Injection through January 1, 2025. Liquidia PAH and Sandoz agreed, among other things, to indemnify Smiths from certain liabilities related to the RG Cartridge.

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

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021. Also refer to our Annual Report on Form 10-K for the year ended December 31, 2021, which includes detailed discussions of various items impacting our business, results of operations and financial condition.

Overview

We are a biopharmaceutical company focused on the development, manufacture and commercialization of products that address unmet patient needs, with current focus directed towards the treatment of pulmonary hypertension (PH). We operate as a single entity through our two wholly owned operating subsidiaries, Liquidia Technologies and Liquidia PAH (formerly known as RareGen).

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

Since our inception, we have incurred significant operating losses. Our net loss was $25.4 million for the six months ended June 30, 2022 and $34.6 million and $59.8 million for the years ended December 31, 2021 and 2020, respectively. As of June 30, 2022, we had an accumulated deficit of $335.0 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.

Components of Consolidated Statements of Operations

Revenue

We primarily generate revenue pursuant to the Promotion Agreement, under which we receive a 50% share in the profit derived from the sale of Treprostinil Injection in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. On May 21, 2021, Liquidia PAH’s manufacturing partner, Chengdu Shifeng Medical Technologies LTD (“Chengdu”) began selling the RG Cartridge, which may be used to supply medications to PAH patients.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. In the near term we expect that our research and development expenses to increase as we complete manufacturing activities, develop new treprostinil products and explore potential clinical trials. However, levels of research and development spending are highly dependent upon the selection and progression of product candidates. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

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

Other Income (Expense)

Other income (expense) is comprised of interest income and expense and loss on extinguishment of debt. Interest income consists of interest earned on our cash deposits. Interest expense consists of interest charges on leases and debt. These charges include monthly recurring interest on such obligations in addition to non-cash charges. Non-cash charges include interest accretion, expensing of debt issuance costs and amortization of discounts on long-term debt to interest expense. Loss on extinguishment of debt related to the refinance of long-term debt during the six months ended June 30, 2022 and 2021.

Critical Accounting Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2021 Annual Report on Form 10-K. There have been no material changes during the six months ended June 30, 2022 to our critical accounting policies, significant judgments and estimates disclosed in our 2021 Annual Report on Form 10-K.

Results of Operations

Three Months and Six Months Ended June 30, 2022 compared with the Three and Six Months Ended June 30, 2021

The following table summarizes the results of our operations for the three and six months ended June 30, 2022 and 2021, together with the changes in those items in dollars and as a percentage (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
Revenue	$3,918	$3,376	$542	16%	$7,410	$6,460	$950	15%
Costs and expenses:
Cost of revenue	731	714	17	2%	1,425	1,407	18	1%
Research and development	5,219	4,595	624	14%	9,947	10,649	(702)	(7)%
General and administrative	6,938	4,421	2,517	57%	19,480	9,758	9,722	100%
Total costs and expenses	12,888	9,730	3,158	32%	30,852	21,814	9,038	41%
Loss from operations	(8,970)	(6,354)	(2,616)	41%	(23,442)	(15,354)	(8,088)	53%
Other income (expense):
Interest income	65	5	60	1,200%	69	25	44	176%
Interest expense	(542)	(203)	(339)	167%	(1,020)	(352)	(668)	190%
Loss on extinguishment of debt	—	—	—	* %	(997)	(53)	(944)	1,781%
Total other expense, net	(477)	(198)	(279)	141%	(1,948)	(380)	(1,568)	413%
Net loss and comprehensive loss	$(9,447)	$(6,552)	$(2,895)	44%	$(25,390)	$(15,734)	$(9,656)	61%

_______________

* Not meaningful

Revenue

Revenue was $3.9 million for the three months ended June 30, 2022, compared to $3.4 million for the three months ended June 30, 2021. Revenue related primarily to the Promotion Agreement. During the three months ended June 30, 2022, the profit split percentage we received under the Promotion Agreement was 50%, whereas during the three months ended June 30, 2021 the profit split percentage was 80%. This decrease in profit split percentage was offset by an increase in the number of units sold.

Revenue was $7.4 million for the six months ended June 30, 2022, compared to $6.5 million for the six months ended June 30, 2021. Revenue related primarily to the Promotion Agreement. During the six months ended June 30, 2022, the profit split percentage we received under the Promotion Agreement was 50%, whereas during the six months ended June 30, 2021 the profit split percentage was 80%. This decrease in profit split percentage was offset by an increase in the number of units sold.

Cost of Revenue

Cost of revenue was $0.7 million for the three months ended June 30, 2022, compared to $0.7 million for the three months ended June 30, 2021. Cost of revenue related to the Promotion Agreement as noted above.

Cost of revenue was $1.4 million for the six months ended June 30, 2022, compared to $1.4 million for the six months ended June 30, 2021. Cost of revenue related to the Promotion Agreement as noted above.

Research and Development Expenses

Research and development expenses were $5.2 million for the three months ended June 30, 2022 compared with $4.6 million for the three months ended June 30, 2021. The increase of $0.6 million or 14% was primarily due to a $0.3 million increase in expenses related to our YUTREPIA program, which had higher manufacturing costs partially offset by lower clinical costs, and a $0.3 million increase in personnel expenses associated with a one-time severance charge. During the three months ended June 30, 2022, we incurred $1.9 million related to YUTREPIA, of which approximately $0.8 million directly related to manufacturing in preparation for potential commercialization. compared to $1.6 million during the three months ended June 30, 2021.

Research and development expenses were $9.9 million for the six months ended June 30, 2022 compared with $10.6 million for the six months ended June 30, 2021. The decrease of $0.7 million or 7% was primarily due to a $0.8 million decrease in expenses related to our YUTREPIA program as a result of lower clinical costs and the timing of material purchases. During the six months ended June 30, 2022, we incurred $3.5 million related to YUTREPIA, of which approximately $1.4 million directly related to manufacturing in preparation for potential commercialization, compared to a total of $4.3 million during the six months ended June 30, 2021.

General and Administrative Expenses

General and administrative expenses were $6.9 million for the three months ended June 30, 2022 compared with $4.4 million for the three months ended June 30, 2021. The increase of $2.5 million or 57% was primarily due to a $1.6 million increase in commercial, marketing, and personnel expenses in preparation for the potential commercialization of YUTREPIA.

General and administrative expenses were $19.5 million for the six months ended June 30, 2022 compared with $9.8 million for the six months ended June 30, 2021. The increase of $9.7 million was primarily due to a $3.9 million increase in stock-based compensation expense driven by an option modification charge, a $3.1 million increase in legal fees related to our ongoing YUTREPIA-related litigation, and a $2.3 million increase in commercial, marketing, and personnel expenses in preparation for the potential commercialization of YUTREPIA.

Other Income (Expense)

Total other expense, net was $0.5 million for the three months ended June 30, 2022 compared with $0.2 million for the three months ended June 30, 2021. The increase of $0.3 million was primarily due to a $0.3 million increase in interest expense due to a higher debt balance and interest rate on our debt from the A&R SVB LSA.

Total other expense, net was $1.9 million for the six months ended June 30, 2022 compared with $0.4 million for the six months ended June 30, 2021. The increase of $1.5 million was primarily due to a $1.0 million loss on extinguishment of debt related to the refinance of our long-term debt during January 2022. Additionally, there was a $0.7 million increase in interest expense due to a higher debt balance and interest rate on our debt from the A&R SVB LSA.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $103.8 million and $57.5 million, respectively. As of June 30, 2022, we had stockholders’ equity of $102.1 million and an accumulated deficit of $335.0 million. We expect to incur losses for the foreseeable future.

In April 2022, we sold 11,274,510 shares of our common stock in an underwritten registered public offering at an offering price of $5.10 per share (the “Offering”). The Offering closed on April 18, 2022, and we received net proceeds of approximately $54.5 million from the sale of the shares, after deducting the underwriting discounts and commissions and other offering expenses. We intend to use the net proceeds from this Offering for ongoing commercial development of YUTREPIA, for continued development of YUTREPIA in other clinical trials, including but not limited to, trials for WHO Group 3 patients and pediatric patients, for pre-clinical pipeline activities and for general corporate purposes.

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

We believe based on our current operating plan and available borrowings under the A&R SVB LSA, excluding any potential contingent borrowings from the A&R SVB LSA and future YUTREPIA product revenue, that cash and cash equivalents will be sufficient to fund operations and allow us to remain in compliance with our minimum cash covenant of $41.1 million pursuant to the A&R SVB LSA beyond the projected expiration of the regulatory stay related to YUTREPIA and into 2024. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. We expect that we may require additional capital to pursue in-licenses or acquisitions of other product candidates. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy.

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

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(18,211)	$(20,645)
Investing activities	(2)	(87)
Financing activities	64,559	23,306
Net increase in cash and cash equivalents	$46,346	$2,574

Operating Activities

Net cash used in operating activities decreased $2.4 million to $18.2 million the six months ended June 30, 2022 from $20.6 million for the six months ended June 30, 2021. The decrease was primarily due to a $5.8 million lower net loss adjusted for non-cash items offset by an increase in working capital of $8.2 million. The increase in working capital was driven by the timing of receipts from Sandoz in connection with the Promotion Agreement and the timing of vendor payments.

Investing Activities

There were no significant cash flows associated with investing activities for the six months ended June 30, 2022 compared with less than $0.1 million during the six months ended June 30, 2021 consisting of property, plant and equipment purchases.

Financing activities

Net cash provided by financing activities was $64.6 million during the six months ended June 30, 2022 compared with $23.3 million during the six months ended June 30, 2021. During the six months ended June 30, 2022, we received $54.5 million net proceeds from the Offering which closed on April 18, 2022, $9.3 million excess proceeds from the refinancing of our long-term debt, $0.6 million from the issuance of common stock under stock incentive plans, and $0.4 million in litigation financing deployments. These inflows were offset by $0.2 million in principal payments on our finance leases. During the six months ended June 30, 2021, we received $21.7 million net proceeds from the Private Placement which closed on April 13, 2021, $1.8 million in litigation financing deployments, and $0.1 million excess proceeds from the refinancing of our long-term debt. These inflows were offset by $0.3 million in principal payments on our finance leases. Funds received from litigation deployments are paid directly to the attorneys involved in the RareGen Litigation (as described in Item 1, Legal Proceedings), ongoing costs of which are included as operating outflows.

Contractual Obligations and Commitments

In March 2012, we entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to our manufacturing capabilities during the term of the agreement. We agreed to pay future contingent milestones and royalties, totaling no more than $1.5 million, none of which has been earned as of June 30, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2020, the U.S. Patent and Trademark Office (the “USPTO”) issued U.S. Patent No. 10,716,793 (the “‘793 Patent”), entitled “Treprostinil Administration by Inhalation”, to United Therapeutics. In July 2020, United Therapeutics filed an amended complaint in the Hatch-Waxman Litigation asserting infringement of the ‘793 Patent by the practice of YUTREPIA. The infringement allegation of the ‘793 Patent is separate from the 30-month regulatory stay on final approval of the NDA for YUTREPIA, which is only associated with the infringement allegations of the ‘901 Patent and the ‘066 Patent. United Therapeutics’ motion to dismiss the Company’s invalidity defenses and counterclaims concerning the ‘793 Patent was denied by the U.S. District Court for the District of Delaware in November 2020.

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

Trial proceedings in the Hatch-Waxman Litigation were held from March 28-31, 2022. At the conclusion of the trial, the Court set a post-trial briefing schedule, which was completed on June 15, 2022. The Company currently expects that a decision regarding the Hatch-Waxman Litigation will be issued prior to the expiration of the 30-month regulatory stay in October 2022.

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

In March 2020, the Company filed two petitions for inter partes review with the Patent Trial and Appeal Board (the “PTAB”) of the USPTO. One petition was for inter partes review of the ‘901 Patent, and sought a determination that the claims in the ‘901 Patent are invalid, and a second petition was for inter partes review of the ‘066 Patent, and sought a determination that the claims in the ‘066 Patent are invalid. Both the ‘901 Patent and ‘066 Patent are owned by United Therapeutics, and both patents are related to U.S. Patent No. 8,497,393 which was granted to United Therapeutics and subsequently invalidated by the USPTO in an inter partes review instituted in 2016 by SteadyMed Ltd. In October 2020, the PTAB instituted an inter partes review of the ‘901 Patent and concurrently denied institution on the ‘066 Patent, stating that the ‘066 petition has not established a reasonable likelihood that it would prevail in showing that at least one of the challenged claims is unpatentable. In October 2021, the PTAB issued a final written decision concluding that seven of the claims in the ‘901 patent were unpatentable, leaving only the narrower dependent claims 6 and 7, both of which require actual storage at ambient temperature of treprostinil sodium. In November 2021, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘901 Patent. The rehearing request was denied on June 14, 2022. The Company expects that United Therapeutics will file for an appeal of the PTAB’s decision, which is due on August 16, 2022.

In January 2021, the Company filed a petition for inter partes review with the PTAB relating to the ‘793 patent, seeking a determination that the claims in the ‘793 patent are invalid. In August 2021, the PTAB instituted an inter partes review of the ‘793 Patent, finding that the Company had demonstrated a reasonable likelihood that it would prevail with respect to showing that at least one challenged claim of the ‘793 patent is unpatentable as obvious over the combination of certain prior art cited by the Company in its petition to the PTAB. Oral argument with respect to the inter partes review of the ‘793 patent was held in May 2022. In July 2022, the PTAB ruled in the Company’s favor, concluding that based on the preponderance of the evidence, all the claims of the ’793 patent have been shown to be unpatentable. The PTAB’s decision would not override an order of the Court in the Hatch-Waxman Litigation that YUTREPIA may not be approved due to infringement of the ‘793 patent unless and until the decision of the PTAB is affirmed on appeal.

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

The following is a summary of the principal risk factors described in this section:

●	We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. The future viability of our company is dependent on our ability to raise additional capital to finance our future operations.
●	We have a history of losses and our future profitability remains uncertain.

●	We are primarily dependent on the success of our product candidate, YUTREPIA, for which we received tentative approval from the FDA in November 2021, and this product candidate may fail to receive final marketing approval (in a timely manner or at all) or may not be commercialized successfully.
●	United Therapeutics has initiated a lawsuit against us in which it has claimed that YUTREPIA is infringing three of its patents and a separate lawsuit against us that we and a former United Therapeutics employee, who later joined us as an employee, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. These lawsuits may result in our company being delayed in its efforts to commercialize YUTREPIA.
●	Liquidia PAH does not hold the FDA regulatory approval for Treprostinil Injection or the RG Cartridge and is dependent on Sandoz and Chengdu to manufacture and supply Treprostinil Injection and the RG Cartridge, respectively, in compliance with FDA requirements, and is more broadly dependent on Sandoz’s and Chengdu’s FDA and healthcare compliance relative to Treprostinil Injection and the RG Cartridge, respectively.
●	Treprostinil Injection is presently administered intravenously via Smith Medical’s CADD Legacy infusion pump and subcutaneously via Smith Medical’s CADD-MS 3 infusion pump. Smith Medical no longer manufactures the CADD-MS 3 infusion pump and has no obligation to service or maintain CADD-MS 3 infusion pumps after January 1, 2025. In addition, Smith Medical has issued a notice of its intent to discontinue the CADD Legacy infusion pump, although it has indicated that it has sufficient parts to support the CADD Legacy infusion pump until 2028. Should components of such pumps become unavailable, Smith Medical’s ability to service and maintain such pumps may terminate earlier than anticipated. For instance, we recently became aware of a potential shortage of a critical component of the CADD-MS 3 infusion pump that may cause the number of CADD-MS 3 infusion pumps available for the administration of Treprostinil Injection to be depleted prior to January 1, 2025. In the event the specialty pharmacies are unable to access sufficient quantities of operable pumps, the commercial success of Treprostinil Injection may be adversely affected.
●	Sales of Treprostinil Injection are dependent on market acceptance of generic treprostinil for parenteral administration and the medical devices used for administration of Treprostinil Injection, including the RG Cartridge, by patients, health care providers and by third-party payors, while interactions with these persons and entities are subject to compliance requirements. The commercial success of Treprostinil Injection may also be impacted by increasing generic competition which may result in declining prices for Treprostinil Injection.
●	We expect that we will need further financing for our existing business and future growth, which may not be available on acceptable terms, if at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations. The failure to obtain further financing may also prevent us from capitalizing on other potential product candidates or indications which may be more profitable than YUTREPIA or for which there may be a greater likelihood of success.
●	We face significant competition from large pharmaceutical companies, among others, in developing our products and in gaining regulatory approval to bring them to market in time to achieve commercial success, and our operating results will suffer if we are unable to compete effectively.
●	Our debt facility with SVB and Innovation contains milestones that must be achieved in order to draw down on our debt facility, and failure to achieve these milestones may result in our having insufficient financing for our existing business plan. Our debt facility with SVB and Innovation also contains operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in SVB and Innovation taking possession and disposing of any collateral.
●	Our products may not achieve market acceptance.
●	Our product candidates are based on our proprietary, novel technology, PRINT, which has not been used to manufacture any products that have been previously approved by the FDA, making it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.

●	Our business and operations are likely to be adversely affected by the evolving and ongoing COVID-19 global pandemic.
●	We may not be able to build a commercial operation, including establishing and maintaining marketing and sales capabilities or enter into agreements with third parties to market and sell our drug products.
●	We depend on third parties for clinical and commercial supplies, including single suppliers for the active ingredient, the device, encapsulation and packaging of YUTREPIA. In the event of any disruption in these supplies, our ability to develop and commercialize, and the timeline for commercialization of, YUTREPIA may be adversely affected.
●	We rely on third parties to conduct our preclinical studies and clinical trials.
●	We may become involved in litigation to protect our intellectual property, to enforce our intellectual property rights or to defend against claims of intellectual property infringement by third parties, which could be expensive, time-consuming and may not be successful.
●	We depend on skilled labor, and our business and prospects may be adversely affected if we lose the services of our skilled personnel, including those in senior management, or are unable to attract new skilled personnel.
●	We expect that the market price of our common stock may be volatile, and you may lose all or part of your investment.
●	As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the trading price of our shares.

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

We have incurred net losses of $25.4 million during the six months ended June 30, 2022 and $34.6 million and $59.8 million during the years ended December 31, 2021 and 2020, respectively. We also had negative operating cash flows for each of these periods. As of June 30, 2022, we had an accumulated deficit of $335.0 million.

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

In addition, to administer Treprostinil Injection through subcutaneous injection, patients currently must use the CADD-MS 3 infusion pump manufactured by Smiths Medical. Smiths Medical no longer manufactures the CADD-MS 3 infusion pump and, under our Settlement Agreement with Smiths Medical, they are no longer obligated to support the CADD-MS 3 infusion pump after January 1, 2025. In addition, in the event components of the CADD-MS 3 infusion pump become unavailable prior to January 1, 2025, Smiths Medical may be unable to service pumps that require a replacement of such components. For instance, we recently became aware of a potential shortage of a critical component of the CADD-MS 3 infusion pump that may cause the number of CADD-MS 3 infusion pumps available for the administration of Treprostinil Injection to be depleted prior to January 1, 2025. If we are unable to identify a solution to this issue, the number of patients that can receive subcutaneous administration of Treprostinil Injection could become constrained as early as the fourth quarter of 2022.

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

In July 2020, the U.S. Patent and Trademark Office (the USPTO) issued U.S. Patent No. 10,716,793 (the “‘793 Patent”), entitled “Treprostinil Administration by Inhalation”, to United Therapeutics. In July 2020, United Therapeutics filed an amended complaint in the Hatch-Waxman Litigation asserting infringement of the ‘793 Patent by the practice of YUTREPIA. The infringement allegations of the ‘793 Patent are separate from the 30-month regulatory stay on final approval of the NDA for YUTREPIA, which is only associated with the infringement allegations of the ‘901 Patent and the ‘066 Patent. United Therapeutics’ motion to dismiss our invalidity defenses and counterclaims concerning the ‘793 Patent was denied by the U.S. District Court for the District of Delaware in November 2020.

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

Trial proceedings in the Hatch-Waxman Litigation were held from March 28-31, 2022. At the conclusion of the trial, the Court set a post-trial briefing schedule, which was completed on June 15, 2022. We currently expect that a decision regarding the Hatch-Waxman Litigation will be issued prior to the expiration of the 30-month regulatory stay in October 2022.

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

In March 2020, we filed two petitions for inter partes review with the Patent Trial and Appeal Board (PTAB) of the USPTO. One petition was for inter partes review of the ‘901 Patent, seeking a determination that the claims in the ‘901 Patent are invalid, and a second petition is for inter partes review of the ‘066 Patent, seeking a determination that the claims in the ‘066 Patent are invalid. Both the ‘901 Patent and ‘066 Patent are owned by United Therapeutics and are related to U.S. Patent No. 8,497,393 which was granted to United Therapeutics and subsequently invalidated by the USPTO in an inter partes review instituted in 2016 by SteadyMed Ltd. In October 2020, the PTAB instituted an inter partes review of the ‘901 Patent and concurrently denied institution on the ‘066 Patent, stating that the ‘066 petition has not established a reasonable likelihood that it would prevail in showing that at least one of the challenged claims is unpatentable. In October 2021, the PTAB issued a final written decision concluding that seven of the claims in the ‘901 patent were unpatentable, leaving only the narrower dependent claims 6 and 7, both of which require actual storage at ambient temperature of treprostinil sodium. In November 2021, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘901 patent. The rehearing request was denied on June 14, 2022. We expect that United Therapeutics will file for an appeal of the PTAB’s decision, which is due on August 16, 2022.

In January 2021, we filed a petition with the PTAB for inter partes review of the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. In August 2021, the PTAB instituted an inter partes review of the ‘793 Patent, finding that we had demonstrated a reasonable likelihood that we would prevail with respect to showing that at least one challenged claim of the ‘793 patent is unpatentable as obvious over the combination of certain prior art cited by us in our petition to the PTAB. Oral argument with respect to the inter partes review of the ‘793 patent was held in May 2022. In July 2022, the PTAB ruled in the Company’s favor, concluding that based on the preponderance of the evidence, all the claims of the ’793 patent have been shown to be unpatentable. The PTAB’s decision would not override an order of the Court in the Hatch-Waxman Litigation that YUTREPIA may not be approved due to infringement of the ‘793 patent unless and until the decision of the PTAB is affirmed on appeal.

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

We face significant competition from industry players worldwide, including large multi-national pharmaceutical companies, other emerging or smaller pharmaceutical companies, as well as universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as a larger research and development staff and more experience in manufacturing and marketing, than we do. As a result, these companies may obtain marketing approval for their product candidates more quickly than we are able to and/or be more successful in commercializing their products, including generic treprostinil products, than us. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaboration arrangements with large, established companies. We may also face competition as a result of advances in the commercial applicability of new technologies and greater availability of capital for investment in such technologies. Our competitors may also invest heavily in the discovery and development of novel drug products that could make our product candidates less competitive or may file FDA citizen petitions which may delay the approval process for our product candidates. Furthermore, our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, pharmaceutical products that are easier to develop, more effective or less costly than any product candidates that we are currently developing or that we may develop. Our competitors may also succeed in asserting existing patents or developing new patents, including patents that may issue from patent applications that are currently being pursued by United Therapeutics, to which we do not have a license in an attempt to prevent us from marketing our products. These competitors may also compete with us in recruiting and retaining qualified sales personnel.

Any new drug product that competes with a prior approved drug product must demonstrate advantages in safety, efficacy, tolerability or convenience in order to overcome price competition and to be commercially successful. Our products, if and when approved, are expected to face competition from drug products that are already on the market, as well as those in our competitors’ development pipelines. We expect that our lead program, YUTREPIA, an inhaled treprostinil therapy for the treatment of PAH, will face competition from the following inhaled treprostinil therapies that are either currently marketed or in clinical development:

◾
●	Tyvaso, marketed by United Therapeutics, has been approved for the treatment of PAH in the United States since 2009. Tyvaso is the reference listed drug in our NDA for YUTREPIA. Following patent litigation, United Therapeutics and Watson Pharmaceuticals reached a settlement whereby Watson Pharmaceuticals will be permitted to enter the market with a generic version of Tyvaso beginning on January 1, 2026. In April 2021, United Therapeutics announced that Tyvaso was approved by FDA to include treatment of patients with pulmonary hypertension associated with interstitial lung disease.
●	Ventavis®, marketed by Actelion, a division of Johnson & Johnson, has been approved for the treatment of PAH in the United States since 2004.
●	Tyvaso DPI, licensed from MannKind by United Therapeutics, is a dry-powder formulation of treprostinil that was approved for the treatment of PAH and pulmonary hypertension associated with interstitial lung disease in the United States in May 2022. There is a possibility that the FDA could grant three years of market exclusivity to Tyvaso DPI as an inhaled dry-powder formulation of treprostinil that could delay the final approval of YUTREPIA until said exclusivity expires.
●	Treprostinil Palmitil Inhalation Powder (TPIP), is a dry-powder formulation of a treprostinil prodrug being developed by Insmed. Insmed announced the completion of an initial Phase 1 study in February 2021 which demonstrated that TPIP was generally safe and well tolerated, with a pharmacokinetic profile that supports once-daily dosing. Insmed initiated a Phase 2 trial in May 2021 studying patients diagnosed with PAH and intends to initiate trials to study PH-ILD and IPF. If the TPIP clinical program is successful in demonstrating less frequent dosing with similar efficacy and safety to YUTREPIA and Tyvaso DPI, then TPIP has the potential to be viewed as a more attractive option and may take market share rapidly.

●	L606 is a nebulized, liposomal formulation of treprostinil for treatment of PAH being developed by Pharmosa Biopharm Inc. (“Pharmosa”). In 2021, Pharmosa initiated a Phase 3 open-label study to evaluate the safety and tolerability of L606 in subjects with PAH that have been stabilized on Tyvaso. The intended product profile seeks reduce the daily dosing frequency of treprostinil.

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

We are also aware of several other agents in clinical development that are exploring mechanisms of action which, if approved, could impact the standard of care for treating PAH in the United States, including programs from Merck & Co. Inc., Gossamer Bio, Inc., Arovate Therapeutics, Inc. and Sumitovant Biopharma Ltd, among others.

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

United Therapeutics has been granted New Clinical Study exclusivity for Tyvaso through March 31, 2024 for the indication of treatment of pulmonary hypertension associated with interstitial lung disease to improve exercise ability. Until the expiration of this exclusivity, we will be unable to receive FDA approval for YUTREPIA for the indication of treatment of pulmonary hypertension associated with interstitial lung disease to improve exercise ability. Because United Therapeutics is also the sponsor of the NDA for Tyvaso DPI, the regulatory exclusivity granted to United Therapeutics with respect to Tyvaso did not limit the indications for which the FDA approved Tyvaso DPI. Thus, even if YUTREPIA is approved, Tyvaso DPI will have a broader label than the initial label for YUTREPIA. If YUTREPIA has a narrower label than other competitive products, it may affect our ability to compete with such products.

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

Risks Related to the Development and Regulatory Approval of our Product Candidates

We are primarily dependent on the success of our product candidate, YUTREPIA, for which we received tentative approval from the FDA in November 2021, and this product candidate may fail to receive final marketing approval (in a timely manner or at all) or may not be commercialized successfully.

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

We received tentative approval of our NDA for YUTREPIA in November 2021. However, our receipt of tentative approval does not mean that we will receive final approval of our NDA for YUTREPIA in a timely manner or at all. Expectations related to final FDA approval and projected product launch timelines are impacted by ongoing Hatch-Waxman Litigation following a lawsuit filed by United Therapeutics on June 4, 2020. Under the Hatch-Waxman Act, as a result of the Hatch-Waxman Litigation commenced by United Therapeutics, the FDA may not issue a final approval for the YUTREPIA NDA until October 2022, absent an earlier judgment unfavorable to United Therapeutics by the court. In the event the Court finds that any claims of either of the asserted patents are both valid and infringed, the Court will likely issue an injunction prohibiting approval of YUTREPIA until the expiration of the patent(s) found to have been infringed. In addition, a drug product that is granted tentative approval, like YUTREPIA, may be subject to additional review before final approval, particularly if tentative approval was granted more than three years before the earliest lawful approval date. The FDA’s tentative approval of YUTREPIA was based on information available to FDA at the time of the tentative approval letter (i.e., information in the application and the status of current good manufacturing practices of the facilities used in the manufacturing and testing of the drug product) and is therefore subject to change on the basis of new information that may come to FDA’s attention. A new drug product may not be marketed until the date of final approval.

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

We cannot assure you that we will receive final marketing approval for YUTREPIA. The FDA or comparable regulatory authorities in other countries may delay, limit or deny final approval of our product candidate for various reasons. For example, such authorities may disagree with the design, scope or implementation of our clinical trials, or with our interpretation of data from our preclinical studies or clinical trials. Further, there are numerous FDA personnel assigned to review different aspects of an NDA, and uncertainties can be presented by their ability to exercise judgment and discretion during the review process. During the course of review prior to final approval, the FDA may request or require additional preclinical, clinical, chemistry, manufacturing, and control (CMC) or other data and information, and the development and information may be time-consuming and expensive. Status as a combination product, as is the case for YUTREPIA, may complicate or delay the FDA review process. Product candidates that the FDA deems to be combination products, such as YUTREPIA, or that otherwise rely on innovative drug delivery systems, may face additional challenges, risks and delays in the product development and regulatory approval process. Additionally, the FDA could delay approval of YUTREPIA even if approvable after completing its review. For example, if a competing product comprised of an inhaled dry-powder formulation of treprostinil, such as Tyvaso DPI, is granted three years of market exclusivity, that could delay the final approval of YUTREPIA until said exclusivity expires. Moreover, the applicable requirements for approval may differ from country to country.

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

For example, we currently rely on a sole supplier for treprostinil, the active pharmaceutical ingredient of YUTREPIA, which sources treprostinil from a manufacturer in South Korea, with whom we have a long-term supply agreement. If our supplier is unable to supply treprostinil to us in the quantities we require, or at all, or otherwise defaults on its supply obligations to us, or if it ceases its relationship with us, we may not be able to obtain alternative supplies of treprostinil from other suppliers on acceptable terms, in a timely manner, or at all. We also rely on a sole supplier for encapsulation and packaging services, with whom we have a long-term contract. Furthermore, YUTREPIA is administered using the RS00 Model 8 DPI, which is manufactured by Plastiape, which is located in Italy. We purchase our RS00 Model 8 DPI supply pursuant to purchase orders and do not have a long-term contract with Plastiape. In the event of any prolonged disruption to our supply of treprostinil, the encapsulation and packaging services, or the manufacture and supply of RS00 Model 8 DPI, our ability to develop and commercialize, and the timeline for commercialization of, YUTREPIA may be adversely affected. We also rely upon Chengdu for the manufacture and supply of RG Cartridges for the subcutaneous administration of Treprostinil Injection. In the event of any disruption to our supply of RG Cartridges, sales of Treprostinil Injection may be adversely affected.

Additionally, in December 2019, a novel strain of COVID-19 (coronavirus) was reported to have surfaced in Wuhan, China and continues to be a global pandemic as of the date of this Quarterly Report on Form 10-Q. The full impact of the coronavirus is unknown and continues to rapidly evolve. South Korea, the country from which our supplier sources treprostinil, Italy, the country in which Plastiape is headquartered, and China, the country in which Chengdu is located, have had significant outbreaks of this disease, which, in the case of Italy and China, led to lockdowns of all or portions of the entire country. Recent lockdowns in portions of China have affected Chengdu’s ability to manufacture RG Cartridges, which could adversely affect sales of Treprostinil Injection in the event such lockdowns limit the availability of RG Cartridges. The extent to which the coronavirus impacts our ability to procure sufficient supplies for the development and commercialization of our products and product candidates will depend on the severity, location and duration of the spread of the coronavirus, and the actions undertaken to contain the coronavirus or treat its effects.

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

 Our collaboration and licensing arrangements, as well as any future collaboration and licensing arrangements that we may enter into, may not be successful. The success of our collaboration and licensing arrangements will depend heavily on the efforts and activities of our collaborators, which are not within our control. We may, in the course of our collaboration and licensing arrangements, be subject to numerous risks, including, but not limited to, the following:

●	our collaborators may have significant discretion in determining the efforts and resources that they will contribute;
●	our collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing. For example, in July 2018, GSK notified us of its decision to discontinue development of the inhaled antiviral for viral exacerbations in COPD after completion of its related Phase 1 clinical trial and we do not believe that GSK is currently advancing any program under our collaboration;
●	our collaborators may independently, or in conjunction with others, develop products that compete directly or indirectly with our product candidates;
●	we may grant exclusive rights to our collaborators that would restrict us from collaborating with others. For example, we are currently subject to certain restrictions with regard to our ability to enter into collaboration arrangements for the development of inhaled therapeutics based upon our PRINT technology with third parties pursuant to our collaboration with GSK;
●	our collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
●	disputes may arise between us and our collaborators, which may cause a delay in or the termination of our research, development or commercialization activities;
●	our collaboration and licensing arrangements may be terminated, and if terminated, may result in our need for additional capital to pursue further drug product development or commercialization. For example, our development and licensing agreement with G&W Laboratories, Inc., was mutually terminated in April 2018 and we are currently seeking the termination or amendment of our collaboration with GSK;

●	our collaborators may own or co-own certain intellectual property arising from our collaboration and licensing arrangements with them, which may restrict our ability to develop or commercialize such intellectual property; and
●	our collaborators may alter the strategic direction of their business or may undergo a change of control or management, which may affect the success of our collaboration arrangements with them.

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

Risks Related to our Employees

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

On April 18, 2022, we sold 11,274,510 shares of our common stock in an underwritten public offering. The purchasers of such shares of common stock are not subject to lock-up agreements, allowing such shares to be freely sold in the public market which could cause our stock price to decline.

As of August 1, 2022, 64,362,336 shares of our common stock were outstanding, of which 54,475,107 shares of common stock, or 84.6% of our outstanding shares as of August 1, 2022, are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act (“Rule 144”). The resale of the remaining 9,887,229 shares held by our stockholders as of August 1, 2022 is currently prohibited or otherwise restricted as a result of securities law provisions. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

As of August 1, 2022, the holders of 1,887,937 shares, or 2.9%, of our outstanding shares as of August 1, 2022, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including the employee stock purchase plan. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance or resale (as applicable), subject to lock-up agreements, if any.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 27.9% of our capital stock as of August 1, 2022. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of our board of directors (the “Board”), and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine, and record inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, geopolitical tensions, or record inflation.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. In February 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has contributed to record inflation globally. We are continuing to monitor inflation, the situation in Ukraine and global capital markets and assessing its potential impact on our business.

Although, to date, our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine, geopolitical tensions, or record inflation, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of the conflict in Ukraine, geopolitical tensions, record inflation and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

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

General Risks Related to the Development and Regulatory Approval of our Product Candidates

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

General Risks Related to Our Dependence on Third Parties

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

General Risks Related to the Manufacturing of our Product Candidates

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

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document

10.1	Amendment to 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2022).
10.2

Executive Employment Agreement, dated as of June 13, 2022, by and between Liquidia Technologies, Inc. and Rajeev Saggar (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2022).

10.3

Severance Agreement and General Release, dated as of June 28, 2022, by and between Liquidia Technologies, Inc. and Tushar Shah, M.D. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2022).

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
101*

The following materials from Liquidia Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited) for the three and six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2022 and 2021 and (v) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 11, 2022

LIQUIDIA CORPORATION
By:	/s/ Roger A. Jeffs, Ph.D.
Roger A. Jeffs, Ph.D.
Chief Executive Officer

DATE: August 11, 2022

LIQUIDIA CORPORATION
By:	/s/ Michael Kaseta
Michael Kaseta
Chief Financial Officer