Form 10-Q
period 2022-09-30
Liquidia Corp
filed 2022-11-08
CIK 1819576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended September 30, 2022

or

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

As of November 1, 2022, there were 64,494,951 shares of the registrant’s common stock outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	those identified and disclosed in our public filings with the U.S. Securities and Exchange Commission (“SEC”) including, but not limited to (i) the timing of and our ability to obtain and maintain regulatory approvals for our product candidates, including YUTREPIA, the potential for, and timing regarding, eventual final approval by the United States Food and Drug Administration (the “FDA”) of and our ability to commercially launch YUTREPIA, including the potential impact of regulatory review, approval, and exclusivity developments which may occur for competitors; and (ii) the timeline or outcome related to appeals, rehearing requests or other motions arising in or from our patent litigation with United Therapeutics that was filed in the U.S. District Court for the District of Delaware or the inter partes reviews with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office;
●	our ability to predict, foresee, and effectively address or mitigate future developments resulting from the COVID-19 pandemic or other global shutdowns, which could include a negative impact on the availability of key personnel, the temporary closure of our facility or the facilities of our business partners, suppliers, third-party service providers or other vendors, or delays in payments or purchasing decisions, or the interruption of domestic and global supply chains, the economy and capital or financial markets;
●	our expectations regarding the size of the patient populations for, market acceptance and opportunity for those drug products that we commercialize in collaboration with third parties, including Sandoz Inc.’s first-to-file fully substitutable generic treprostinil injection;
●	the availability and market acceptance of medical devices and components of medical devices used to administer our drug products and drug products that we commercialize with third parties, including Smith Medical’s CADD-MS 3 infusion pump and the RG 3ml Medication Cartridge that we developed in collaboration with Chengdu Shifeng Medical Technologies LTD. used for the subcutaneous administration of Sandoz Inc.’s generic treprostinil injection, Smith Medical’s CADD Legacy infusion pump used for the intravenous administration of Sandoz Inc.’s generic treprostinil injection and Plastiape’s RS00 Model 8 dry powder inhaler, which we plan to use for the administration of YUTREPIA;
●	our ability to draw down on our debt facility with Silicon Valley Bank (“SVB”) and SVB Innovation Credit Fund VIII, L.P. (“Innovation”) and our ability to satisfy the covenants contained in the Amended and Restated Loan and Security Agreement with SVB and Innovation (the “A&R SVB LSA”);
●	our ability to retain, attract and hire key personnel;
●	prevailing economic, market and business conditions;
●	the cost and availability of capital and any restrictions imposed by lenders or creditors;
●	changes in the industry in which we operate;
●	the failure to renew, or the revocation of, any license or other required permits;
●	unexpected charges or unexpected liabilities arising from a change in accounting policies, including any such changes by third parties with whom we collaborate and from whom we receive a portion of their net profits, or the effects of acquisition accounting varying from our expectations;
●	the risk that the credit ratings of our company or our subsidiaries may be different from what the companies expect, which may increase borrowing costs and/or make it more difficult for us to pay or refinance our debts and require us to borrow or divert cash flow from operations in order to service debt payments;
●	fluctuations in interest rates, including increases in our interest rate under the A&R SVB LSA;

●	adverse outcomes of pending or threatened litigation or governmental investigations, including our patent litigation with United Therapeutics and the litigation arising from United Therapeutics’ claim that we and a former employee misappropriated trade secrets from United Therapeutics;
●	the effects on the companies of future regulatory or legislative actions, including changes in healthcare, environmental and other laws and regulations to which we are subject;
●	conduct of and changing circumstances related to third-party relationships on which we rely, including the level of credit worthiness of counterparties;
●	the volatility and unpredictability of the stock market and credit market conditions;
●	conditions beyond our control, such as natural disasters, global pandemics (including COVID-19), or acts of war or terrorism;
●	variations between the stated assumptions on which forward-looking statements are based and our actual experience;
●	other legislative, regulatory, economic, business, and/or competitive factors;
●	our plans to develop and commercialize our product candidates;
●	our planned clinical trials for our product candidates;
●	the timing of the availability of data from our clinical trials;
●	the timing of our planned regulatory filings;
●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
●	the clinical utility of our product candidates and their potential advantages compared to other treatments;
●	our commercialization, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for the manufacture of our product candidates and the sufficiency of our current manufacturing facilities to produce development and commercial quantities of our product candidates;
●	our ability to establish and maintain collaborations;
●	our estimates regarding the market opportunities for our product candidates;
●	our intellectual property position and the duration of our patent rights;
●	our estimates regarding future expenses, capital requirements and needs for additional financing; and
●	our expected use of proceeds from prior public offerings and the period over which such proceeds, together with cash, will be sufficient to meet our operating needs.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Liquidia Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$98,320	$57,494
Accounts receivable, net	3,136	2,990
Prepaid expenses and other current assets	1,602	792
Total current assets	103,058	61,276
Property, plant and equipment, net	3,943	5,017
Operating lease right-of-use assets, net	2,186	2,412
Indemnification asset, related party	6,555	6,282
Contract acquisition costs, net	8,804	10,138
Intangible asset, net	3,812	4,390
Goodwill	3,903	3,903
Other assets	307	311
Total assets	$132,568	$93,729
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,140	$1,070
Accrued expenses and other current liabilities	5,224	5,171
Current portion of operating lease liabilities	865	775
Current portion of finance lease liabilities	231	311
Total current liabilities	7,460	7,327
Litigation finance payable	6,564	6,143
Long-term operating lease liabilities	3,572	4,232
Long-term finance lease liabilities	197	352
Long-term debt	19,741	10,410
Total liabilities	37,534	28,464
Commitments and contingencies
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized, none outstanding	—	—
Common stock — $0.001 par value, 80,000,000 shares authorized, 64,460,394 and 52,287,737 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	64	52
Additional paid-in capital	439,033	374,794
Accumulated deficit	(344,063)	(309,581)
Total stockholders’ equity	95,034	65,265
Total liabilities and stockholders’ equity	$132,568	$93,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$3,165	$3,179	$10,575	$9,638
Costs and expenses:
Cost of revenue	740	890	2,165	2,297
Research and development	4,512	4,487	14,459	15,136
General and administrative	6,744	4,882	26,224	14,640
Total costs and expenses	11,996	10,259	42,848	32,073
Loss from operations	(8,831)	(7,080)	(32,273)	(22,435)
Other income (expense):
Interest income	359	4	428	30
Interest expense	(620)	(205)	(1,640)	(558)
Loss on extinguishment of debt	—	—	(997)	(53)
Total other income (expense), net	(261)	(201)	(2,209)	(581)
Net loss and comprehensive loss	$(9,092)	$(7,281)	$(34,482)	$(23,016)
Net loss per common share, basic and diluted	$(0.14)	$(0.14)	$(0.58)	$(0.47)
Weighted average common shares outstanding, basic and diluted	64,458,741	52,081,497	59,745,042	48,822,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except shares amounts)

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	52,287,737	$52	$374,794	$(309,581)	$65,265
Issuance of common stock upon exercise of stock options	143,048	—	593	—	593
Issuance of common stock upon vesting of restricted stock units	1,690	—	—	—	—
Issuance of common stock under employee stock purchase plan	5,017	—	28	—	28
Issuance of warrants	—	—	1,317	—	1,317
Equity consideration for acquisition	616,666	1	(1)	—	—
Stock-based compensation	—	—	4,129	—	4,129
Net loss	—	—	—	(15,943)	(15,943)
Balance as of March 31, 2022	53,054,158	$53	$380,860	$(325,524)	$55,389
Issuance of common stock upon exercise of stock options	364	—	1	—	1
Issuance of common stock upon vesting of restricted stock units	17,496	—	—	—	—
Sale of common stock, net	11,274,510	11	54,450	—	54,461
Stock-based compensation	—	—	1,703	—	1,703
Net loss	—	—	—	(9,447)	(9,447)
Balance as of June 30, 2022	64,346,528	$64	$437,014	$(334,971)	$102,107
Issuance of common stock upon exercise of stock options	49,440	—	141	—	141
Issuance of common stock upon vesting of restricted stock units	17,502	—	—	—	—
Issuance of common stock under employee stock purchase plan	46,924	—	230	—	230
Stock-based compensation	—	—	1,648	—	1,648
Net loss	—	—	—	(9,092)	(9,092)
Balance as of September 30, 2022	64,460,394	$64	$439,033	$(344,063)	$95,034

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	43,336,277	$43	$346,045	$(275,002)	$71,086
Issuance of common stock upon exercise of stock options	281	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	10,366	—	—	—	—
Issuance of warrant	—	—	261	—	261
Stock-based compensation	—	—	745	—	745
Net loss	—	—	—	(9,183)	(9,183)
Balance as of March 31, 2021	43,346,924	$43	$347,051	$(284,185)	$62,909
Issuance of common stock upon vesting of restricted stock units	2,088	—	—	—	—
Sale of common stock, net	8,626,037	9	21,702	—	21,711
Stock-based compensation	—	—	953	—	953
Net loss	—	—	—	(6,552)	(6,552)
Balance as of June 30, 2021	51,975,049	$52	$369,706	$(290,737)	$79,021
Issuance of common stock upon vesting of restricted stock units	1,755	—	—	—	—
Stock-based compensation	—	—	1,224	—	1,224
Net loss	—	—	—	(7,281)	(7,281)
Balance as of September 30, 2021	51,976,804	$52	$370,930	$(298,018)	$72,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(34,482)	$(23,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,480	2,922
Depreciation and amortization	3,081	4,740
Non-cash lease expense	226	172
Loss on disposal of property and equipment	1	29
Loss on extinguishment of debt	997	53
Non-cash interest (income) expense	222	155
Changes in operating assets and liabilities:
Accounts receivable, net	(146)	(3,050)
Prepaid expenses and other current assets	(810)	377
Other non-current assets	4	77
Accounts payable	(203)	(6,451)
Accrued expenses and other current liabilities	215	(227)
Refund liability	—	(1,769)
Operating lease liabilities	(570)	(488)
Net cash used in operating activities	(23,985)	(26,476)
Investing activities
Purchases of property, plant and equipment	(101)	(87)
Proceeds from the sale of property, plant and equipment	5	—
Net cash used in investing activities	(96)	(87)
Financing activities
Principal payments on finance leases	(235)	(387)
Principal payments on long-term debt	(10,500)	(10,353)
Proceeds from issuance of long-term debt with warrants, net	19,767	10,410
Receipts from litigation financing	421	3,920
Proceeds from sale of common stock, net of underwriting fees and commissions	54,461	21,710
Proceeds from issuance of common stock under stock incentive plans	993	1
Net cash provided by financing activities	64,907	25,301
Net increase (decrease) in cash and cash equivalents	40,826	(1,262)
Cash and cash equivalents, beginning of period	57,494	65,316
Cash and cash equivalents, end of period	$98,320	$64,054
Supplemental disclosure of cash flow information
Cash paid for interest	$1,105	$309
Cash paid for operating lease liabilities	$928	$901
Reduction of lease liability and right-of-use asset from lease modification	$—	$39
Non-cash increase in indemnification asset through accounts payable	$273	$4,326

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

Liquidity

The Company expects to incur significant expenses and operating losses for the foreseeable future as it seeks regulatory approval and prepares for commercialization of any approved product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company's development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The Company expects that it will likely require additional capital in advance of a potential commercial launch of YUTREPIA. The Company may also require additional capital to pursue in-licenses or acquisitions of other product candidates. If the Company is unable to obtain funding, the Company could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect its business prospects.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company has financed its growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, finance leases, bank borrowings, bank borrowings with warrants and the issuance of convertible notes and warrants. Since inception, the Company has incurred recurring losses, including net loss of $34.5 million for the nine months ended September 30, 2022 and the Company had an accumulated deficit of $344.1 million as of September 30, 2022. Although the Company expects to continue to generate operating losses for the foreseeable future, management anticipates that cash and cash equivalents will be sufficient to fund operations and remain in compliance with financial covenants into 2024. The Company has based these estimates on assumptions that may differ from actual results, and it could use its available resources sooner than expected.

The Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these unaudited interim condensed consolidated financial statements.

2. Basis of Presentation, Significant Accounting Policies and Fair Value Measurements

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The year-end condensed consolidated balance sheet data was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. Certain amounts have been reclassified from the prior year presentation to conform to current presentation. The Company’s financial position, results of operations and cash flows are presented in U.S. Dollars.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the years ended December 31, 2021 and 2020, which are included in the Company’s 2021 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2022.

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

Accounts Receivable

Accounts receivable are stated at net realizable value and net of an allowance for credit losses as of each balance sheet date, if applicable. One customer accounted for 98% at September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company has not recorded an allowance for credit losses.

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

As of September 30, 2022, the Company concluded there were no events or changes in circumstances that indicated that the carrying amount of goodwill was not recoverable. The Company completed its last annual impairment test as of July 1, 2022 and concluded that no impairments have occurred.

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

Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Due to their anti-dilutive effect, the calculation of diluted net loss per share for the three and nine months ended September 30, 2022 and 2021 does not include the following common stock equivalent shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock Options	8,392,551	5,451,114	7,531,023	5,101,347
Restricted Stock Units	419,667	283,691	395,560	304,230
Warrants	450,000	200,000	443,590	158,242
Total	9,262,218	5,934,805	8,370,173	5,563,819

For the three and nine months ended September 30, 2022 and 2021, certain common stock warrants are included in the calculation of basic and diluted net loss per share since their exercise price is de minimis.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables present the placement in the fair value hierarchy of financial assets and liabilities measured at fair value as of September 30, 2022 and December 31, 2021:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
September 30, 2022	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Money market mutual funds (cash equivalents)	$97,322	$—	$—	$97,322
Liabilities
A&R Silicon Valley Bank term loan	$—	$18,994	$—	$19,741
Total	$—	$18,994	$—	$19,741

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Money market mutual funds (cash equivalents)	$56,494	$—	$—	$56,494
Liabilities
Silicon Valley Bank term loan	$—	$10,021	$—	$10,410

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

3. Property, Plant, and Equipment

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2022	2021
Lab and build-to-suit equipment	$6,562	$6,600
Office equipment	19	19
Furniture and fixtures	177	177
Computer equipment	347	347
Leasehold improvements	11,457	11,457
Construction-in-progress	80	—
Total property, plant and equipment	18,642	18,600
Accumulated depreciation and amortization	(14,699)	(13,583)
Property, plant and equipment, net	$3,943	$5,017

The Company recorded depreciation and amortization expense related to property, plant and equipment of $0.4 million for both the three months ended September 30, 2022 and 2021 and of $1.2 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively.

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

The Company recorded amortization related to the contract acquisition costs of $0.5 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and of $1.3 million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively. The Company recorded amortization related to the intangible asset of $0.2 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and of $0.6 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, the Indemnification Asset and Litigation Finance Payable were classified as long-term assets and liabilities, respectively as it is considered unlikely that the RareGen Litigation would conclude prior to September 30, 2023.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2022	2021
Accrued compensation	$2,203	$3,157
Accrued research and development expenses	1,716	344
Accrued other expenses	1,305	1,670
Total accrued expenses and other current liabilities	$5,224	$5,171

7. Stockholders’ Equity

Common Stock

Issuance of Common Stock on April 18, 2022 from an Underwritten Public Offering

On April 12, 2022, the Company sold 11,274,510 shares of the Company’s common stock in an underwritten registered public offering at an offering price of $5.10 per share (the “Offering”).

The Offering closed on April 18, 2022, and the Company received net proceeds of approximately $54.5 million from the sale of the shares, after deducting the underwriting discounts and commissions and other offering expenses. The Company intends to use the net proceeds from this Offering for ongoing commercial development of YUTREPIA, for continued development of YUTREPIA in other clinical trials, for pre-clinical pipeline activities and for general corporate purposes.

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

Warrants

During the nine months ended September 30, 2022 and 2021, no warrants to purchase shares of common stock were exercised.

As of September 30, 2022, outstanding warrants consisted of the following:

	Number of
	warrants	Exercise Price		Expiration Date
A&R SVB Warrant - Initial Tranche (see Note 11)	250,000		$5.14	January 6, 2032
SVB Warrant - Initial Tranche (see Note 11)	100,000		$3.05	February 26, 2031
SVB Warrant - Term B and Term C Tranches (see Note 11)	100,000	$	n/a	February 26, 2031
Other warrants	65,572		$0.02	December 31, 2026

8. Stock-Based Compensation

2020 Long-Term Incentive Plan

The Company’s 2020 Long-Term Incentive Plan (the “2020 Plan”) provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards and for accelerated vesting under certain change of control transactions. The number of shares of the Company’s common stock available for issuance under the 2020 plan will automatically increase on January 1 of each year through 2030, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors (the “Evergreen Provision”). On January 1, 2022, the number of shares of common stock available for issuance under the 2020 Plan automatically increased by 2,091,509 shares pursuant to the Evergreen Provision. On June 16, 2022, the number of shares of common stock available for issuance under the 2020 Plan increased by 1,600,000 shares pursuant to an amendment to the 2020 Plan, which was approved by the Company’s stockholders. As of September 30, 2022, the Company had 232,678 shares of common stock available to issue under the 2020 Plan.

The 2020 Plan replaced the Company’s prior equity award plans and such plans have been discontinued, however, the outstanding awards will continue to remain in effect in accordance with their terms. Shares that are returned under these prior plans upon cancellation, termination or expiration of awards outstanding will not be available for grant under the 2020 Plan. As of September 30, 2022, the Company had a total of 676,629 shares of common stock reserved for issuance related to the remaining outstanding equity awards granted under the prior plans.

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

The Company reserved 310,000 shares of the Company's common stock for issuance pursuant to equity awards granted under the 2022 Inducement Plan, and the 2022 Inducement Plan will be administered by the Compensation Committee. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2022 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board (or any subsidiary of the Company), or following a bona fide period of non-employment by the Company (or a subsidiary of the Company), if he or she is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of September 30, 2022, the Company had a total of 10,800 shares available to issue under the 2022 Inducement Plan.

Employee Stock Purchase Plan

In November 2020, stockholders approved the Liquidia Corporation 2020 Employee Stock Purchase Plan (the “ESPP”). On January 1, 2022, in connection with an evergreen provision contained in the ESPP, an additional 150,000 shares of the Company’s common stock were reserved for issuance under the ESPP. As of September 30, 2022, a total of 548,059 shares of the Company’s common stock are reserved for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions, subject to plan limitations. Unless otherwise determined by the administrator, the Company’s common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is 85% of the lesser of the fair market value of the Company’s common stock on the first and last trading day of the offering period. During the three and nine months ended September 30, 2022, 46,924 and 51,941 shares were issued under the ESPP, respectively.

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

Total stock-based compensation expense recognized for employees and non-employees was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
By Expense Category:	2022	2021	2022	2021
Research and development	$323	$288	$1,043	$817
General and administrative	1,325	936	6,437	2,105
Total stock-based compensation expense	$1,648	$1,224	$7,480	$2,922

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted average basis, by type of award:

	As of September 30, 2022
		Weighted
		Average
		Remaining
		Recognition
	Unamortized	Period
	Expense	(Years)
Stock options	$17,046	3.1
Restricted stock units	$1,974	3.0

Fair Value of Stock Options Granted and Purchase Rights Issued under the ESPP

The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted and purchase rights issued under the ESPP.

The following table summarizes the assumptions used for estimating the fair value of stock options granted under the Black-Scholes option-pricing model:

Nine Months Ended
September 30,
	2022	2021
Expected dividend yield	—	—
Risk-free interest rate	1.46% - 3.34%	0.62% - 1.67%
Expected volatility	90% - 95%	91% - 96%
Expected life (years)	5.8 - 6.1	5.2 - 6.1

The weighted average fair value for options granted during the nine months ended September 30, 2022 and 2021 was $4.11 and $2.02 per share, respectively.

The following table summarizes the assumptions used for estimating the fair value of purchase rights granted to employees under the ESPP under the Black-Scholes option-pricing model during the nine months ended September 30, 2022:

Expected dividend yield	—
Risk-free interest rate	0.69% - 3.92%
Expected volatility	80% - 129%
Expected life (years)	0.50

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2022:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2021	5,598,009	$4.19
Granted	4,485,277	5.22
Exercised	(193,331)	3.81
Cancelled	(1,413,738)	5.79
Outstanding as of September 30, 2022	8,476,217	$4.48	8.7	$10,903
Exercisable as of September 30, 2022	3,178,296	$3.99	7.9	$6,622
Vested and expected to vest as of September 30, 2022	7,887,409	$4.46	8.7	$10,394

The aggregate intrinsic value of stock options in the table above represents the difference between the $5.44 closing price of the Company’s common stock as of September 30, 2022 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

Restricted Stock Units

Restricted Stock Units (“RSUs”) represent the right to receive shares of common stock of the Company at the end of a specified time period or upon the achievement of a specific milestone. RSUs can only be settled in shares of the Company’s common stock. During the nine months ended September 30, 2022, the Board of Directors approved grants of an aggregate of 503,403 time-based RSUs to employees. 93,834 of these RSUs were issued to Dr. Rajeev Saggar, the Company’s Chief Medical Officer since July 2022, pursuant to his employment agreement of which 50% will vest on the first anniversary of his start date with the balance to vest quarterly through July 2025. 63,230 of these RSUs were issued to Dr. Jeffs pursuant to his employment agreement and vest quarterly through January 2023. The remaining 346,339 RSUs vest over a four-year period similar to stock options granted to employees.

A summary of nonvested RSU awards outstanding as of September 30, 2022 and changes during the nine months ended September 30, 2022 is as follows:

		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	RSUs	(per RSU)
Nonvested as of December 31, 2021	15,204	$3.31
Granted	503,403	5.64
Vested	(36,688)	4.89
Forfeited	(53,350)	6.25
Nonvested as of September 30, 2022	428,569	$5.55

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

In accordance with the Promotion Agreement, Liquidia PAH receives consideration from Sandoz in the form of a share of Net Profits for the promotional activities it performs. The share of Net Profits received is subject to adjustments from Sandoz for items such as distributor chargebacks, rebates, inventory returns, inventory write-offs and other adjustments (the “Net Profits Adjustment”). The Company expects to refund certain amounts to Sandoz through a reduction of the cash received from future Net Profits generated under the Promotion Agreement. As of September 30, 2022, a $0.5 million refund liability is offset against accounts receivable from Sandoz.

The Company derived approximately 97% and 98% of its revenue from the Promotion Agreement during three and nine months ended September 30, 2022.

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

The Company conducts its operations from leased facilities of approximately 45,000 square feet in Morrisville, North Carolina with a lease expiration date of October 31, 2026. Operating lease cost is allocated between research and development and general and administrative based usage of leased facilities. In addition, the Company leases specialized laboratory equipment under finance leases. The related right-of-use assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset.

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

The Company’s lease cost is reflected in the accompanying condensed statements of operations and comprehensive loss as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2022	2021	2022	2021
Operating lease cost:
Fixed lease cost	Research and development	$176	$176	$527	$527
Fixed lease cost	General and administrative	19	19	58	58
Finance lease cost:
Amortization of lease assets	Research and development	31	42	105	227
Interest on lease liabilities	Interest expense	7	13	26	32
Total Lease Cost		$233	$250	$716	$844

The weighted average remaining lease term and discount rates as of September 30, 2022 were as follows:

Weighted average remaining lease term (years):
Operating leases	4.1
Finance leases	2.0
Weighted average discount rate:
Operating leases	10.3%
Finance leases	6.5%

The discount rate for leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms.

The future minimum lease payment as of September 30, 2022 were as follows:

	Operating	Finance
Year ending December 31:	Leases	Leases	Total
2022 (three months remaining)	$315	$82	$397
2023	1,283	195	1,478
2024	1,317	115	1,432
2025	1,356	64	1,420
2026	1,158	—	1,158
Total minimum lease payments	5,429	456	5,885
Less: Interest	(992)	(28)	(1,020)
Present value of lease liabilities	$4,437	$428	$4,865

11. Long-Term Debt

Long-term debt consisted of the following as of September 30, 2022 and December 31, 2021:

		September 30,	December 31,
	Maturity Date	2022	2021
A&R Silicon Valley Bank term loan	December 1, 2025	$19,741	$—
Silicon Valley Bank term loan	September 1, 2024	—	10,410
Long-term debt		$19,741	$10,410

Amended and Restated Loan and Security Agreement dated January 7, 2022

On January 7, 2022 (the “A&R SVB LSA Effective Date”), the Company entered into an Amended and Restated Loan and Security Agreement with SVB and SVB Innovation Credit Fund VIII, L.P. (“Innovation”) (the “A&R SVB LSA”). The A&R SVB LSA established a term loan facility in the aggregate principal amount of up to $40.0 million. Under the terms of the A&R SVB LSA, SVB and Innovation will make loans available in three tranches, with $20.0 million from the first tranche funded on the A&R SVB LSA Effective Date. The Company used $10.5 million of the first tranche proceeds to satisfy its existing obligations under the SVB LSA (see below) and such obligations are considered fully repaid and terminated as of that date. The Company accounted for the repayment of the SVB LSA in accordance with ASC 405-20, Extinguishments of Liabilities, which resulted in a loss on extinguishment during the nine months ended September 30, 2022 of $1.0 million.

The first tranche also provides the option of drawing an additional $5.0 million at the Company’s discretion through December 31, 2022. A second tranche of $7.5 million is available to fund immediately upon receipt of final and unconditional approval by the FDA for YUTREPIA by December 31, 2022. The third tranche of $7.5 million will be available through August 31, 2023, upon generating trailing six-month net product sales of YUTREPIA of $27.5 million by June 30, 2023. The debt facility will mature on December 1, 2025, and will consist of interest-only payments through December 31, 2023, unless the third tranche milestone is achieved, in which case interest-only payments will continue through December 31, 2024. The Company is unlikely to achieve the milestones for the second and third tranches under the A&R SVB LSA due to the ongoing litigation as described in Note 12, so those tranches are unlikely to be available to the Company and the interest-only payments are unlikely to be extended to December 31, 2024. The outstanding principal amount of the term loans shall accrue interest at a floating rate per year equal to the greater of 7.25% and the prime rate of interest plus 4.0%. The SVB A&R LSA also provides for a “Final Payment Fee” of 5.0% of the aggregate original principal amount of all loans made and a payment solely to SVB of $185,000 due on the earliest of the maturity date, the repayment of the debt in full, any optional prepayment or mandatory prepayment, or the termination of the A&R SVB LSA.

The A&R SVB LSA contains customary affirmative and negative covenants, including but not limited to certain financial covenants, protection of intellectual property rights, the disposition of certain assets, and material adverse changes. The Company was in compliance with all such covenants at September 30, 2022.

As an inducement to enter into the A&R SVB LSA, the Company issued SVB, Innovation, and Innovation Credit Fund VIII-A L.P. (“Innovation Credit”) certain warrants to purchase shares of the Company’s common stock pursuant to the Warrant to Purchase Stock agreements by and between the Company and each recipient (collectively, the “A&R SVB Warrants”). The respective A&R SVB Warrants provided recipients the initial right to obtain a total of 250,000 shares of the Company’s stock at an exercise price of $5.14 per share, and there is an opportunity for the recipients to obtain up to 100,000 more warrants based on the advance of the second and third tranches under the A&R SVB LSA. The Company is unlikely to achieve the milestones for the second and third tranches under the A&R SVB LSA, so the 100,000 additional warrants that were linked to the funding of those tranches are unlikely to be issued. The A&R SVB Warrants provide an option for a cashless exercise.

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

Loan and Security Agreement dated February 26, 2021

The Company entered into a Loan and Security Agreement with SVB on February 26, 2021 (the “Effective Date”) and a First Loan Modification Agreement with SVB on August 26, 2021 (the “SVB LSA”). The SVB LSA established a term loan facility in the aggregate principal amount of up to $20.5 million, of which $10.5 million was funded on March 1, 2021 and was used to satisfy the Company’s existing obligations of $9.4 million, with the excess proceeds funded to the Company. The Company accounted for the repayment of the loan obligation in accordance with ASC 405-20, Extinguishments of Liabilities, which resulted in a loss on extinguishment during the nine months ended September 30, 2021 of less than $0.1 million.

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

Expected dividend yield	—
Risk-free interest rate	1.43%
Expected volatility	90.8%
Expected life (years)	10.0

Scheduled annual maturities of long-term debt as of September 30, 2022 are as follows:

Year ending December 31:
2022 (three months remaining)	$—
2023	—
2024	10,000
2025	10,000
Total	20,000
Less: Unamortized discount, debt issuance costs and accretion	(259)
Long-term debt, noncurrent	$19,741

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

Employment Agreements and Other Arrangements

The Company has agreements with certain employees which require the funding of specific level or payments if certain events, such as a change in control or termination without cause, occur.

The Company enters into contracts and purchase commitments in the normal course of business with contract service providers to assist in the performance of research and development, manufacturing, and corporate activities. Subject to required notice periods and obligations, the Company can elect to discontinue work under these agreements at any time. There were no new material commitments entered into during the nine months ended September 30, 2022.

Legal Proceedings

The Company from time-to-time is subject to claims and litigation in the normal course of business, none of which the Company believes represent a risk of material loss or exposure.

YUTREPIA-Related Litigation

In June 2020, United Therapeutics filed a complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware (Case No. 1:20-cv-00755-RGA) (the “Hatch-Waxman Litigation”), asserting infringement by the Company of U.S. Patent Nos. 9,604,901, entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®” (the “‘901 Patent”), and 9,593,066, entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®” (the “‘066 Patent”), relating to United Therapeutics’ Tyvaso®, a nebulized treprostinil solution for the treatment of PAH. United Therapeutics’ complaint was in response to the Company’s NDA for YUTREPIA, filed with the FDA, requesting approval to market YUTREPIA, a dry powder inhalation of treprostinil for the treatment of PAH. The YUTREPIA NDA was filed under the 505(b)(2) regulatory pathway with Tyvaso® as the reference listed drug.

In July 2020, the U.S. Patent and Trademark Office (the “USPTO”) issued U.S. Patent No. 10,716,793 (the “‘793 Patent”), entitled “Treprostinil Administration by Inhalation”, to United Therapeutics. In July 2020, United Therapeutics filed an amended complaint in the Hatch-Waxman Litigation asserting infringement of the ‘793 Patent by the practice of YUTREPIA.

In June 2021, the Court held a claim construction hearing. Based on the Court’s construction of the claim terms, United Therapeutics filed a stipulation of partial judgment with respect to the ‘901 Patent in December 2021 under which United Therapeutics agreed to the entry of judgment of the Company’s non-infringement of the ’901 Patent. United Therapeutics preserved its appellate rights with respect to the ‘901 Patent in the event the Court’s construction of those terms is reversed.

Trial proceedings in the Hatch-Waxman Litigation were held in March 2022. In August 2022, Judge Andrews, who was presiding over the Hatch-Waxman Litigation, issued an opinion that claims 1, 2, 3, 6 and 9 of the ‘066 Patent were invalid, that the remaining asserted claims of the ‘066 Patent were not infringed by the Company, and that all of the asserted claims of the ‘793 Patent were both valid and infringed by the Company, based on the arguments presented by the Company in the Hatch-Waxman Litigation. In September 2022, Judge Andrews entered a final judgment in the Hatch-Waxman Litigation that incorporated the findings from his opinion and ordered that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the ’793 Patent, which will be in 2027. Both the Company and United Therapeutics have appealed Judge Andrews’ decision to the United States Court of Appeals for the Federal Circuit. The appeal remains pending.

In September of 2022, following entry of final judgment, the Company filed a motion requesting that Judge Andrews stay enforcement of the order delaying the effective date of any final approval by the FDA of YUTREPIA until the expiration of the ’793 Patent. Briefing on the motion for stay of enforcement is complete, and the motion remains pending with the Court.

In March 2020, the Company filed two petitions for inter partes review with the Patent Trial and Appeal Board (the “PTAB”) of the USPTO. One petition was for inter partes review of the ‘901 Patent and sought a determination that the claims in the ‘901 Patent are invalid, and a second petition was for inter partes review of the ‘066 Patent and sought a determination that the claims in the ‘066 Patent are invalid. In October 2020, the PTAB instituted an inter partes review of the ‘901 Patent and concurrently denied institution on the ‘066 Patent, stating that the ‘066 petition has not established a reasonable likelihood that it would prevail in showing that at least one of the challenged claims is unpatentable. In October 2021, the PTAB issued a final written decision concluding that seven of the claims in the ‘901 patent were unpatentable, leaving only the narrower dependent claims 6 and 7, both of which require actual storage at ambient temperature of treprostinil sodium. In November 2021, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘901 Patent. The rehearing request was denied in June 2022. In August 2022, United Therapeutics appealed the decision of the PTAB with respect to the ‘901 Patent to the United States Court of Appeals for the Federal Circuit. The appeal remains pending.

In January 2021, the Company filed a petition for inter partes review with the PTAB relating to the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. In August 2021, the PTAB instituted an inter partes review of the ‘793 Patent, finding that the Company had demonstrated a reasonable likelihood that it would prevail with respect to showing that at least one challenged claim of the ‘793 patent is unpatentable as obvious over the combination of certain prior art cited by the Company in its petition to the PTAB. In July 2022, the PTAB ruled in the Company’s favor, concluding that based on the preponderance of the evidence, all the claims of the ’793 Patent have been shown to be unpatentable. In August 2022, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘793 Patent. The rehearing request remains pending with the PTAB. United Therapeutics has publicly stated that, if the rehearing request is denied, it will appeal the PTAB’s decision with respect to the ‘793 Patent. The PTAB’s decision with respect to the ‘793 Patent will not override Judge Andrews’ order in the Hatch-Waxman Litigation that YUTREPIA may not be approved due to infringement of the ‘793 Patent unless and until the decision of the PTAB is affirmed on appeal.

Trade Secret Litigation

In December 2021, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, alleging that the Company and a former United Therapeutics employee, who later joined the Company as an employee many years after terminating his employment with United Therapeutics, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. In January 2022, the Company’s co-defendant in the lawsuit removed the lawsuit to the United States District Court for the Middle District of North Carolina. Subsequently, in January 2022, United Therapeutics filed an amended complaint eliminating their claim under the federal Defend Trade Secrets Act and a motion seeking to have the case remanded to North Carolina state court. In April 2022, the Court granted United Therapeutics’ motion to have the case remanded to North Carolina state court. In May 2022, the Company filed a motion to dismiss all of the claims made by United Therapeutics in the lawsuit. The motion was denied by the Court in October 2022. Discovery in the case is ongoing.

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

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. Also refer to our Annual Report on Form 10-K for the year ended December 31, 2021, which includes detailed discussions of various items impacting our business, results of operations and financial condition.

Overview

We are a biopharmaceutical company focused on the development, manufacture, and commercialization of products that address unmet patient needs, with current focus directed towards the treatment of pulmonary hypertension (PH). We operate as a single entity through our two wholly owned operating subsidiaries, Liquidia Technologies and Liquidia PAH (formerly known as RareGen).

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

Our lead product candidate is YUTREPIA for the treatment of PAH. YUTREPIA is an inhaled dry powder formulation of treprostinil designed to improve the therapeutic profile of treprostinil by enhancing deep lung delivery and achieving higher dose levels than current inhaled therapies while using a convenient, easy-to-use dry-powder inhaler (“DPI”). We received tentative approval of our New Drug Application (NDA) for YUTREPIA in November 2021.

Since our inception, we have incurred significant operating losses. Our net loss was $34.5 million for the nine months ended September 30, 2022 and $34.6 million and $59.8 million for the years ended December 31, 2021 and 2020, respectively. As of September 30, 2022, we had an accumulated deficit of $344.1 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance product candidates through clinical trials, seek regulatory approval and prepare for commercialization of any approved product candidates. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.

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

Other Income (Expense)

Other income (expense) is comprised of interest income and expense and loss on extinguishment of debt. Interest income consists of interest earned on our cash deposits. Interest expense consists of interest charges on leases and debt. These charges include monthly recurring interest on such obligations in addition to non-cash charges. Non-cash charges include interest accretion, expensing of debt issuance costs and amortization of discounts on long-term debt to interest expense. Loss on extinguishment of debt related to the refinance of long-term debt during the nine months ended September 30, 2022 and 2021.

Critical Accounting Estimates

We discussed our accounting policies and significant assumptions used in our estimates in Note 2 of our audited financial statements included in our 2021 Annual Report on Form 10-K. There have been no material changes during the nine months ended September 30, 2022 to our critical accounting policies, significant judgments and estimates disclosed in our 2021 Annual Report on Form 10-K.

Results of Operations

Three Months and Nine Months Ended September 30, 2022 compared with the Three and Nine Months Ended September 30, 2021

The following table summarizes the results of our operations for the three and nine months ended September 30, 2022 and 2021, together with the changes in those items in dollars and as a percentage (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2022	2021	Change	Change	2022	2021	Change	Change
Revenue	$3,165	$3,179	$(14)	(0)%	$10,575	$9,638	$937	10%
Costs and expenses:
Cost of revenue	740	890	(150)	(17)%	2,165	2,297	(132)	(6)%
Research and development	4,512	4,487	25	1%	14,459	15,136	(677)	(4)%
General and administrative	6,744	4,882	1,862	38%	26,224	14,640	11,584	79%
Total costs and expenses	11,996	10,259	1,737	17%	42,848	32,073	10,775	34%
Loss from operations	(8,831)	(7,080)	(1,751)	25%	(32,273)	(22,435)	(9,838)	44%
Other income (expense):
Interest income	359	4	355	8,875%	428	30	398	1,327%
Interest expense	(620)	(205)	(415)	202%	(1,640)	(558)	(1,082)	194%
Loss on extinguishment of debt	—	—	—	* %	(997)	(53)	(944)	1,781%
Total other expense, net	(261)	(201)	(60)	30%	(2,209)	(581)	(1,628)	280%
Net loss and comprehensive loss	$(9,092)	$(7,281)	$(1,811)	25%	$(34,482)	$(23,016)	$(11,466)	50%

_______________

* Not meaningful

Revenue

Revenue was $3.2 million for the three months ended September 30, 2022, compared to $3.2 million for the three months ended September 30, 2021. Revenue related primarily to the Promotion Agreement. During the three months ended September 30, 2022, the profit split percentage we received under the Promotion Agreement was 50%, whereas during the three months ended September 30, 2021, the profit split percentage decreased from 80% to 50% as a result of achievement of predetermined cumulative sales thresholds. This decrease in profit split percentage was offset by an increase in the number of units sold.

Revenue was $10.6 million for the nine months ended September 30, 2022, compared to $9.6 million for the nine months ended September 30, 2021. Revenue related primarily to the Promotion Agreement. During the nine months ended September 30, 2022, the profit split percentage we received under the Promotion Agreement was 50%, whereas during the nine months ended September 30, 2021 the profit split percentage decreased from 80% to 50% as a result of achievement of predetermined cumulative sales thresholds. This decrease in profit split percentage was offset by an increase in the number of units sold.

Cost of Revenue

Cost of revenue was $0.7 million for the three months ended September 30, 2022, compared to $0.9 million for the three months ended September 30, 2021. Cost of revenue related to the Promotion Agreement as noted above.

Cost of revenue was $2.2 million for the nine months ended September 30, 2022, compared to $2.3 million for the nine months ended September 30, 2021. Cost of revenue related to the Promotion Agreement as noted above.

Research and Development Expenses

Research and development expenses were $4.5 million for the three months ended September 30, 2022, compared with $4.5 million for the three months ended September 30, 2021. During the three months ended September 30, 2022, we incurred $1.5 million related to YUTREPIA compared to $1.4 million during the three months ended September 30, 2021. Research and development expenses for the three months ended September 30, 2022 and 2021 also included personnel and consulting costs of $2.0 million and $2.1 million, respectively, including stock-based compensation of $0.3 million in each year.

Research and development expenses were $14.5 million for the nine months ended September 30, 2022, compared with $15.1 million for the nine months ended September 30, 2021. The decrease of $0.6 million or 4% was primarily due to a $0.7 million decrease in expenses related to our YUTREPIA program as a result of lower clinical costs and the timing of material purchases. During the nine months ended September 30, 2022, we incurred $5.0 million related to YUTREPIA compared to a total of $5.7 million during the nine months ended September 30, 2021. Research and development expenses for the nine months ended September 30, 2022 and 2021 also included personnel and consulting costs of $6.7 million and $6.2 million, respectively, including stock-based compensation of $1.0 million and $0.8 million in each respective year.

General and Administrative Expenses

General and administrative expenses were $6.7 million for the three months ended September 30, 2022, compared with $4.9 million for the three months ended September 30, 2021. The increase of $1.8 million or 38% was primarily due to a $2.2 million increase in commercial, marketing, and personnel expenses in preparation for the potential commercialization of YUTREPIA offset by a $0.9 million decrease in legal fees related to our ongoing YUTREPIA-related litigation.

General and administrative expenses were $26.2 million for the nine months ended September 30, 2022, compared with $14.6 million for the nine months ended September 30, 2021. The increase of $11.6 million or 79% was primarily due to a $4.3 million increase in stock-based compensation expense driven by an option modification charge, a $3.9 million increase in commercial, marketing, and personnel expenses in preparation for the potential commercialization of YUTREPIA, and a $2.2 million increase in legal fees related to our ongoing YUTREPIA-related litigation.

Other Income (Expense)

Total other expense, net was $0.3 million for the three months ended September 30, 2022, compared with $0.2 million for the three months ended September 30, 2021. The increase of $0.1 million was primarily due to a $0.4 million increase in interest expense due to a higher debt balance and interest rate on our debt from the A&R SVB LSA, offset by increased interest income from higher cash and cash equivalents balances.

Total other expense, net was $2.2 million for the nine months ended September 30, 2022, compared with $0.6 million for the nine months ended September 30, 2021. The increase of $1.6 million was primarily due to a $1.1 million increase in interest expense due to a higher debt balance and interest rate on our debt from the A&R SVB LSA, offset by increased interest income from higher cash and cash equivalents balances.. Additionally, there was a $1.0 million loss on extinguishment of debt related to the refinance of our long-term debt during January 2022.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $98.3 million and $57.5 million, respectively. As of September 30, 2022, we had stockholders’ equity of $95.0 million and an accumulated deficit of $344.1 million. We expect to incur losses for the foreseeable future.

In April 2022, we sold 11,274,510 shares of our common stock in an underwritten registered public offering at an offering price of $5.10 per share (the “Offering”). The Offering closed on April 18, 2022, and we received net proceeds of approximately $54.5 million from the sale of the shares, after deducting the underwriting discounts and commissions and other offering expenses. We intend to use the net proceeds from this Offering for ongoing commercial development of YUTREPIA, for continued development of YUTREPIA in other clinical trials, for pre-clinical pipeline activities and for general corporate purposes.

In January 2022, we entered into the A&R SVB LSA with SVB and Innovation, which provides us with up to $40.0 million in term loans of which $20.0 million has been funded. Under the terms of the A&R SVB LSA, SVB and Innovation will make loans available in three tranches. The initial tranche of $20.0 million was used to satisfy the Company’s existing obligations under the SVB LSA, consisting of $10.5 million in outstanding principal, with the excess proceeds of approximately $9.5 million funded to the Company. The first tranche also provides the option of drawing an additional $5.0 million at the Company’s discretion through December 31, 2022. A second tranche of $7.5 million is available to fund immediately upon receipt of final and unconditional approval for YUTREPIA by December 31, 2022. The third tranche of $7.5 million will be available through August 31, 2023, upon generating trailing six-month net product sales of YUTREPIA of $27.5 million by June 30, 2023. The debt facility will mature on December 1, 2025 and will consist of interest-only payments through December 31, 2023, unless the third tranche milestone is achieved, in which case interest-only payments will continue through December 31, 2024. We are unlikely to achieve the milestones for the second and third tranches under the A&R SVB LSA due to the ongoing YUTREPIA-related litigation, so those tranches are unlikely to be available to us and the interest-only payments are unlikely to be extended to December 31, 2024. The outstanding principal amount of the term loans shall accrue interest at a floating rate per annum equal to the greater of 7.25% and the prime rate of interest plus 4.0%. The SVB A&R LSA also provides for a “Final Payment Fee” of 5.0% of the aggregate original principal amount of all loans made and a payment solely to SVB of $185,000. The payment is due on the earliest of the maturity date, the repayment of the debt in full, any optional prepayment or mandatory prepayment, or the termination of the A&R SVB LSA.

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

Our primary uses of capital are, and we expect will continue to be, compensation and related personnel expenses, clinical costs, manufacturing process development, external research and development services, laboratory and related supplies, legal and other regulatory expenses, legal costs, administrative and overhead costs and debt service. We also expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution as we prepare to potentially receive regulatory approval. Our future funding requirements will be heavily determined by the resources needed to support development of our product candidates. Additionally, as a publicly traded company we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules adopted by the SEC and Nasdaq Stock Market LLC (“Nasdaq”) require public companies to implement specified corporate governance practices.

We believe based on our current operating plan and available borrowings under the A&R SVB LSA, excluding any potential contingent borrowings from the A&R SVB LSA and future YUTREPIA product revenue, that cash and cash equivalents will be sufficient to fund operations and allow us to remain in compliance with our minimum cash covenant of $41.1 million pursuant to the A&R SVB LSA into 2024. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. We expect that we will likely require additional capital in advance of a potential commercial launch of YUTREPIA. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy.

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

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(23,985)	$(26,476)
Investing activities	(96)	(87)
Financing activities	64,907	25,301
Net increase (decrease) in cash and cash equivalents	$40,826	$(1,262)

Operating Activities

Net cash used in operating activities decreased $2.5 million to $24.0 million for the nine months ended September 30, 2022 from $26.5 million for the nine months ended September 30, 2021. The decrease was primarily due to working capital changes of $10.0 million offset by $7.5 million higher net loss adjusted for non-cash items. The increase in working capital was driven by the timing of receipts from Sandoz in connection with the Promotion Agreement and the timing of vendor payments.

Investing Activities

Net cash used in investing activities was $0.1 million for both the nine months ended September 30, 2022 and 2021 and consisted of property, plant and equipment purchases.

Financing activities

Net cash provided by financing activities was $64.9 million during the nine months ended September 30, 2022 compared with $25.3 million during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we received $54.5 million net proceeds from the Offering which closed on April 18, 2022, $9.3 million excess proceeds from the refinancing of our long-term debt, $0.9 million from the issuance of common stock under stock incentive plans, and $0.4 million in litigation financing deployments. These inflows were offset by $0.2 million in principal payments on our finance leases. During the nine months ended September 30, 2021, we received $21.7 million net proceeds from the Private Placement which closed on April 13, 2021, $3.9 million in litigation financing deployments, and $0.1 million excess proceeds from the refinancing of our long-term debt. These inflows were offset by $0.4 million in principal payments on our finance leases. Funds received from litigation deployments are paid directly to the attorneys involved in the RareGen Litigation (as described in Item 1, Legal Proceedings), ongoing costs of which are included as operating outflows.

Contractual Obligations and Commitments

In March 2012, we entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to our manufacturing capabilities during the term of the agreement. We agreed to pay future contingent milestones and royalties, totaling no more than $1.5 million, none of which has been earned as of September 30, 2022.

We enter into contracts in the normal course of business with contract service providers to assist in the performance of our research and development and manufacturing activities. Subject to required notice periods and our obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time. In addition, we have entered into a multi-year agreement with LGM Pharma, LLC (“LGM”) to produce active pharmaceutical ingredients for YUTREPIA.  Under our manufacturing agreement with LGM, we are required to provide rolling forecasts, a portion of which will be considered a binding, firm order, subject to an annual minimum purchase commitment of $2.7 million for the term of the agreement. The agreement expires five years from the first marketing authorization approval of YUTREPIA. This minimum commitment was waived for the year ended December 31, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

YUTREPIA-Related Litigation

In June 2020, United Therapeutics filed a complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware (Case No. 1:20-cv-00755-RGA) (the “Hatch-Waxman Litigation”), asserting infringement by the Company of U.S. Patent Nos. 9,604,901, entitled “Process to Prepare Treprostinil, the Active

Ingredient in Remodulin®” (the “‘901 Patent”), and 9,593,066, entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®” (the “‘066 Patent”), relating to United Therapeutics’ Tyvaso®, a nebulized treprostinil solution for the treatment of PAH. United Therapeutics’ complaint was in response to the Company’s NDA for YUTREPIA, filed with the FDA, requesting approval to market YUTREPIA, a dry powder inhalation of treprostinil for the treatment of PAH. The YUTREPIA NDA was filed under the 505(b)(2) regulatory pathway with Tyvaso® as the reference listed drug.

In July 2020, the U.S. Patent and Trademark Office (the “USPTO”) issued U.S. Patent No. 10,716,793 (the “‘793 Patent”), entitled “Treprostinil Administration by Inhalation”, to United Therapeutics. In July 2020, United Therapeutics filed an amended complaint in the Hatch-Waxman Litigation asserting infringement of the ‘793 Patent by the practice of YUTREPIA.

In June 2021, the Court held a claim construction hearing. Based on the Court’s construction of the claim terms, United Therapeutics filed a stipulation of partial judgment with respect to the ‘901 Patent in December 2021 under which United Therapeutics agreed to the entry of judgment of the Company’s non-infringement of the ’901 Patent. United Therapeutics preserved its appellate rights with respect to the ‘901 Patent in the event the Court’s construction of those terms is reversed.

Trial proceedings in the Hatch-Waxman Litigation were held in March 2022. In August 2022, Judge Andrews, who was presiding over the Hatch-Waxman Litigation, issued an opinion that claims 1, 2, 3, 6 and 9 of the ‘066 Patent were invalid, that the remaining asserted claims of the ‘066 Patent were not infringed by the Company, and that all of the asserted claims of the ‘793 Patent were both valid and infringed by the Company, based on the arguments presented by the Company in the Hatch-Waxman Litigation. In September 2022, Judge Andrews entered a final judgment in the Hatch-Waxman Litigation that incorporated the findings from his opinion and ordered that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the ’793 Patent, which will be in 2027. Both the Company and United Therapeutics have appealed Judge Andrews’ decision to the United States Court of Appeals for the Federal Circuit. The appeal remains pending.

In September of 2022, following entry of final judgment, the Company filed a motion requesting that Judge Andrews stay enforcement of the order delaying the effective date of any final approval by the FDA of YUTREPIA until the expiration of the ’793 Patent. Briefing on the motion for stay of enforcement is complete, and the motion remains pending with the Court.

In March 2020, the Company filed two petitions for inter partes review with the Patent Trial and Appeal Board (the “PTAB”) of the USPTO. One petition was for inter partes review of the ‘901 Patent, and sought a determination that the claims in the ‘901 Patent are invalid, and a second petition was for inter partes review of the ‘066 Patent, and sought a determination that the claims in the ‘066 Patent are invalid. In October 2020, the PTAB instituted an inter partes review of the ‘901 Patent and concurrently denied institution on the ‘066 Patent, stating that the ‘066 petition has not established a reasonable likelihood that it would prevail in showing that at least one of the challenged claims is unpatentable. In October 2021, the PTAB issued a final written decision concluding that seven of the claims in the ‘901 patent were unpatentable, leaving only the narrower dependent claims 6 and 7, both of which require actual storage at ambient temperature of treprostinil sodium. In November 2021, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘901 Patent. The rehearing request was denied in June 2022. In August 2022, United Therapeutics appealed the decision of the PTAB with respect to the ‘901 Patent to the United States Court of Appeals for the Federal Circuit. The appeal remains pending.

In January 2021, the Company filed a petition for inter partes review with the PTAB relating to the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. In August 2021, the PTAB instituted an inter partes review of the ‘793 Patent, finding that the Company had demonstrated a reasonable likelihood that it would prevail with respect to showing that at least one challenged claim of the ‘793 patent is unpatentable as obvious over the combination of certain prior art cited by the Company in its petition to the PTAB. In July 2022, the PTAB ruled in the Company’s favor, concluding that based on the preponderance of the evidence, all the claims of the ’793 Patent have been shown to be unpatentable. In August 2022, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘793 Patent. The rehearing request remains pending with the PTAB. United Therapeutics has publicly stated that, if the rehearing request is denied, it will appeal the PTAB’s decision with respect to the ‘793 Patent. The PTAB’s decision with respect to the ‘793 Patent will not override Judge Andrews’ order in the Hatch-Waxman Litigation that YUTREPIA may not be approved due to infringement of the ‘793 Patent unless and until the decision of the PTAB is affirmed on appeal.

Trade Secret Litigation

In December 2021, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, alleging that the Company and a former United Therapeutics employee, who later joined the Company as an employee many years after terminating his employment with United Therapeutics, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. In January 2022, the Company’s co-defendant in the lawsuit removed the lawsuit to the United States District Court for the Middle District of North Carolina. Subsequently, in January 2022, United Therapeutics filed an amended complaint eliminating their claim under the federal Defend Trade Secrets Act and a motion seeking to have the case remanded to North Carolina state court. In April 2022, the Court granted United Therapeutics’ motion to have the case remanded to North Carolina state court. In May 2022, the Company filed a motion to dismiss all of the claims made by United Therapeutics in the lawsuit. The motion was denied by the Court in October 2022. Discovery in the case is ongoing.

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

The following is a summary of the principal risk factors described in this section:

●	We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. The future viability of our company is dependent on our ability to raise additional capital to finance our future operations.
●	We have a history of losses and our future profitability remains uncertain.
●	We are primarily dependent on the success of our product candidate, YUTREPIA, for which we received tentative approval from the FDA in November 2021, and this product candidate may fail to receive final marketing approval (in a timely manner or at all) or may not be commercialized successfully.
●	United Therapeutics has initiated a lawsuit against us in which it has claimed that YUTREPIA is infringing three of its patents and a separate lawsuit against us that we and a former United Therapeutics employee, who later joined us as an employee, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. The judge in the patent lawsuit entered a final judgment finding that one of the three asserted United Therapeutics’ patents is both valid and infringed and ordering that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the infringed patent, which will be in 2027. While the PTAB found that this same patent was unpatentable, the PTAB’s decision with respect to the patent will not override the court’s order unless and until the decision of the PTAB is affirmed on appeal. These lawsuits may result in our company being delayed in its efforts to commercialize YUTREPIA.
●	Liquidia PAH does not hold the FDA regulatory approval for Treprostinil Injection or the RG Cartridge and is dependent on Sandoz and Chengdu to manufacture and supply Treprostinil Injection and the RG Cartridge, respectively, in compliance with FDA requirements, and is more broadly dependent on Sandoz’s and Chengdu’s FDA and healthcare compliance relative to Treprostinil Injection and the RG Cartridge, respectively.

●	Treprostinil Injection is presently administered intravenously via Smith Medical’s CADD Legacy infusion pump and subcutaneously via Smith Medical’s CADD-MS 3 infusion pump. Smith Medical no longer manufactures the CADD-MS 3 infusion pump and has no obligation to service or maintain CADD-MS 3 infusion pumps after January 1, 2025. In addition, Smith Medical has issued a notice of its intent to discontinue the CADD Legacy infusion pump, although it has indicated that it has sufficient parts to support the CADD Legacy infusion pump until 2028. Should components of such pumps become unavailable, Smith Medical’s ability to service and maintain such pumps may terminate earlier than anticipated. For instance, we recently became aware of a potential shortage of a critical component of the CADD-MS 3 infusion pump that may cause the number of CADD-MS 3 infusion pumps available for the administration of Treprostinil Injection to be depleted prior to January 1, 2025. In the event the specialty pharmacies are unable to access sufficient quantities of operable pumps, the commercial success of Treprostinil Injection may be adversely affected.
●	Sales of Treprostinil Injection are dependent on market acceptance of generic treprostinil for parenteral administration and the medical devices used for administration of Treprostinil Injection, including the Smiths Medical infusion pumps and the RG Cartridge, by patients, health care providers and by third-party payors, while interactions with these persons and entities are subject to compliance requirements. The commercial success of Treprostinil Injection may also be impacted by increasing generic competition which may result in declining prices for Treprostinil Injection.
●	We expect that we will need further financing for our existing business and future growth, which may not be available on acceptable terms, if at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations. The failure to obtain further financing may also prevent us from capitalizing on other potential product candidates or indications which may be more profitable than YUTREPIA or for which there may be a greater likelihood of success.
●	We face significant competition from large pharmaceutical companies, among others, in developing our products and in gaining regulatory approval to bring them to market in time to achieve commercial success, and our operating results will suffer if we are unable to compete effectively.
●	Our debt facility with SVB and Innovation contains milestones that must be achieved in order to draw down on our debt facility, and failure to achieve these milestones may result in our having insufficient financing for our existing business plan. Due to the ongoing patent litigation and related appeals with United Therapeutics, we are unlikely to achieve the milestones set forth in our debt facility. Our debt facility with SVB and Innovation also contains operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in SVB and Innovation taking possession and disposing of any collateral.
●	Our products may not achieve market acceptance.
●	Our product candidates are based on our proprietary, novel technology, PRINT, which has not been used to manufacture any products that have been previously approved by the FDA, making it difficult to predict the time and cost of development and of subsequently obtaining final regulatory approval.
●	Our business and operations are likely to be adversely affected by the evolving and ongoing COVID-19 global pandemic.
●	We may not be able to build a commercial operation, including establishing and maintaining marketing and sales capabilities or enter into agreements with third parties to market and sell our drug products.
●	We depend on third parties for clinical and commercial supplies, including single suppliers for the active ingredient, the device, encapsulation and packaging of YUTREPIA. In the event of any disruption in these supplies, our ability to develop and commercialize, and the timeline for commercialization of, YUTREPIA may be adversely affected.
●	We rely on third parties to conduct our preclinical studies and clinical trials.
●	We may become involved in litigation to protect our intellectual property, to enforce our intellectual property rights or to defend against claims of intellectual property infringement by third parties, which could be expensive, time-consuming and may not be successful.

●	We depend on skilled labor, and our business and prospects may be adversely affected if we lose the services of our skilled personnel, including those in senior management, or are unable to attract new skilled personnel.
●	We expect that the market price of our common stock may be volatile, and you may lose all or part of your investment.
●	As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the trading price of our shares.

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

We have incurred net losses of $34.5 million during the nine months ended September 30, 2022 and $34.6 million and $59.8 million during the years ended December 31, 2021 and 2020, respectively. We also had negative operating cash flows for each of these periods. As of September 30, 2022, we had an accumulated deficit of $344.1 million.

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

Our credit facility contains restrictions that limit our flexibility in operating our business. Under the terms of the Amended and Restated Loan and Security agreement dated as of January 7, 2022 with SVB and Innovation (the “A&R SVB LSA”), SVB and Innovation extended a $40.0 million debt facility to us consisting of an initial tranche of $25.0 million, of which $20.0 million was received on January 7, 2022 and $5.0 million may be drawn at our discretion through December 31, 2022, a second tranche of $7.5 million which will be available to fund immediately upon receipt of final and unconditional approval for YUTREPIA by December 31, 2022, and a third tranche of $7.5 million which will be available through August 31, 2023 upon generating trailing six-month net product sales of YUTREPIA of $27.5 million by June 30, 2023. Given the recent entry of an order in the Hatch-Waxman Litigation delaying final approval by the FDA of YUTREPIA until 2027 and that the PTAB’s decision with respect to the ‘793 Patent will not override the Court’s order in the Hatch-Waxman Litigation unless and until the decision of the PTAB is affirmed on appeal, it is unlikely that we will achieve the milestones necessary to trigger the second and third tranches of the debt facility. In the event we do not achieve the milestones necessary to trigger the second or third tranches of the debt facility, we will be unable to draw the full amount of the debt facility. In addition, under the terms of the A&R SVB LSA, we may not, among other actions, without the prior written consent of SVB and Innovation, (a) pay any dividends or make any other distribution or payment or redeem, retire or purchase any capital stock, except in certain prescribed circumstances, (b) create, incur, assume, or be liable with respect to any indebtedness except certain permitted indebtedness, or make or permit any payment on any subordinated debt, except under certain limited circumstances, or (c) merge or consolidate with any other person, other than certain limited exceptions. Additionally, (i) we are required during the period prior to the funding of the second tranche, to maintain at all times a minimum cash balance of $27.5 million plus 25.0% of the aggregate net cash proceeds received by us from the sale of our equity securities on or after January 7, 2022, and (ii) if the second tranche is funded, then after the funding of the second tranche, we are required to achieve certain minimum YUTREPIA revenue targets. Our facility with SVB and Innovation is collateralized by all of our assets excluding our intellectual property, on which we have granted a negative pledge.

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

We are using the net proceeds of our April 2022 public equity offering, our April 2021 private equity offering and prior public and private equity offerings for ongoing commercial development of YUTREPIA, for continued development of YUTREPIA in other clinical trials, for pre-clinical pipeline activities and for general corporate purposes. Our management has broad discretion in the application of such proceeds and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish cash flows available to service our debt, cause the value of our equity to decline and delay the development of our product candidates. Pending their use, we may invest such proceeds in short-term, investment-grade, interest-bearing securities, which may not yield favorable returns.

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

In addition, to administer Treprostinil Injection through subcutaneous injection, patients currently must use the CADD-MS 3 infusion pump manufactured by Smiths Medical. Smiths Medical no longer manufactures the CADD-MS 3 infusion pump and, under our Settlement Agreement with Smiths Medical, they are no longer obligated to support the CADD-MS 3 infusion pump after January 1, 2025. In addition, in the event components of the CADD-MS 3 infusion pump become unavailable prior to January 1, 2025, Smiths Medical may be unable to service pumps that require a replacement of such components. For instance, we recently became aware of a shortage of a critical component of the CADD-MS 3 infusion pump that has caused the number of CADD-MS 3 infusion pumps available for the administration of Treprostinil Injection to be limited. Due to this limitation in the availability of pumps, specialty pharmacies are not currently placing new patients on to subcutaneous Treprostinil Injection therapy in order to preserve the available pumps for those patients already receiving subcutaneous administration of Treprostinil Injection. If we are unable to identify a solution to this issue, the number of patients that can receive subcutaneous administration of Treprostinil Injection will continue to be constrained, which would continue to adversely affect sales of Treprostinil Injection. Also, to administer Treprostinil Injection intravenously, patients currently use the CADD Legacy infusion pump manufactured by Smiths Medical. Smiths Medical has announced that it will discontinue support of the CADD Legacy pump starting in 2028.

We are seeking to work with third parties to develop or procure other pumps that can be used to administer Treprostinil Injection in the future. Such pumps may require FDA 510(k) clearance before they can be sold. There is no guarantee that we or a third party will receive FDA 510(k) clearance. If we are unable to identify or develop new pumps for the subcutaneous and intravenous administration of Treprostinil Injection prior to the unavailability of the CADD-MS 3 and CADD Legacy pumps, respectively, we may no longer be able to serve patients with Treprostinil Injection through the applicable route of administration.

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

We are developing YUTREPIA under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. Accordingly, under the Hatch-Waxman Amendments to the Food, Drug and Cosmetic Act, we were required to, in the NDA for YUTREPIA, certify that patents listed in the Orange Book for Tyvaso are invalid, unenforceable or will not be infringed by the manufacture, use or sale of YUTREPIA. Two of these patents are U.S. Patent No. 9,604,901 (the “‘901 Patent”), entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®”, and U.S. Patent No. 9,593,066 (the “‘066 Patent”), entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®”, both of which are owned by United Therapeutics. A notice of the paragraph IV certification was required to be provided to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. In June 2020, United Therapeutics, as the holder of such patents, asserted a patent challenge directed to the ‘901 Patent and the ‘066 Patent by filing a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:20-cv-00755-RGA) (the “Hatch-Waxman Litigation”).

In July 2020, the U.S. Patent and Trademark Office (the USPTO) issued U.S. Patent No. 10,716,793 (the “‘793 Patent”), entitled “Treprostinil Administration by Inhalation”, to United Therapeutics. In July 2020, United Therapeutics filed an amended complaint in the Hatch-Waxman Litigation asserting infringement of the ‘793 Patent by the practice of YUTREPIA.

In June 2021, the Court held a claim construction hearing. Based on the Court’s construction of the claim terms, United Therapeutics filed a stipulation of partial judgment with respect to the ‘901 Patent in December 2021 under which United Therapeutics agreed to the entry of judgment of our non-infringement of the ’901 Patent. United Therapeutics preserved its appellate rights with respect to the ‘901 Patent in the event the Court’s construction of those terms is reversed.

Trial proceedings in the Hatch-Waxman Litigation were held in March 2022. In August 2022, Judge Andrews, who was presiding over the Hatch-Waxman Litigation, issued an opinion that claims 1, 2, 3, 6 and 9 of the ‘066 Patent were invalid, that the remaining asserted claims of the ‘066 Patent were not infringed by us, and that all of the asserted claims of the ‘793 Patent were both valid and infringed by us, based on the arguments we presented in the Hatch-Waxman Litigation. In September 2022, Judge Andrews entered a final judgment in the Hatch-Waxman Litigation that incorporated the findings from his opinion and ordered that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the ’793 Patent, which will be in 2027. Both we and United Therapeutics have appealed Judge Andrews’ decision to the United States Court of Appeals for the Federal Circuit. The appeal remains pending.

In September of 2022, following entry of final judgment, we filed a motion requesting that Judge Andrews stay enforcement of the order delaying the effective date of any final approval by the FDA of YUTREPIA until the expiration of the ’793 Patent. Briefing on the motion for stay of enforcement is complete, and the motion remains pending with the Court.

In March 2020, we filed two petitions for inter partes review with the Patent Trial and Appeal Board (PTAB) of the USPTO. One petition was for inter partes review of the ‘901 Patent, seeking a determination that the claims in the ‘901 Patent are invalid, and a second petition is for inter partes review of the ‘066 Patent, seeking a determination that the claims in the ‘066 Patent are invalid. In October 2020, the PTAB instituted an inter partes review of the ‘901 Patent and concurrently denied institution on the ‘066 Patent, stating that the ‘066 petition has not established a reasonable likelihood that it would prevail in showing that at least one of the challenged claims is unpatentable. In October 2021, the PTAB issued a final written decision concluding that seven of the claims in the ‘901 patent were unpatentable, leaving only the narrower dependent claims 6 and 7, both of which require actual storage at ambient temperature of treprostinil sodium. In November 2021, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘901 patent. The rehearing request was denied in June 2022. In August 2022, United Therapeutics appealed the decision of the PTAB with respect to the ‘901 Patent to the United States Court of Appeals for the Federal Circuit. The appeal remains pending.

In January 2021, we filed a petition with the PTAB for inter partes review of the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. In August 2021, the PTAB instituted an inter partes review of the ‘793 Patent, finding that we had demonstrated a reasonable likelihood that we would prevail with respect to showing that at least one challenged claim of the ‘793 Patent is unpatentable as obvious over the combination of certain prior art cited by us in our petition to the PTAB. In July 2022, the PTAB ruled in our favor, concluding that based on the preponderance of the evidence, all the claims of the ’793 Patent have been shown to be unpatentable. In August 2022, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘793 Patent. The rehearing request remains pending with the PTAB. United Therapeutics has publicly stated that, if the rehearing request is denied, it will appeal the PTAB’s decision with respect to the ‘793 Patent. The PTAB’s decision with respect to the ‘793 Patent will not override Judge Andrews’ order in the Hatch-Waxman Litigation that YUTREPIA may not be approved due to infringement of the ‘793 Patent unless and until the decision of the PTAB is affirmed on appeal.

In December 2021, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, alleging that we and a former United Therapeutics employee, who later joined us as an employee many years after terminating his employment with United Therapeutics, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. In January 2022, our co-defendant in the lawsuit removed the lawsuit to the United States District Court for the Middle District of North Carolina. Subsequently, in January 2022, United Therapeutics filed an amended complaint eliminating their claim under the federal Defend Trade Secrets Act and a motion seeking to have the case remanded to North Carolina state court. In April 2022, the Court granted United Therapeutics’ motion to have the case remanded to North Carolina state court. In May 2022, we filed a motion to dismiss all of the claims made by United Therapeutics in the trade secret lawsuit. The motion was denied by the Court in October 2022. Discovery in the case is ongoing.

As a result of this litigation and the order by Judge Andrews in the Hatch-Waxman Litigation, we may be subject to significant delay and incur substantial additional costs in litigation before we are able to commercialize YUTREPIA, if at all. If we are unable to either have Judge Andrews’ decision with respect to the ‘793 Patent overturned on appeal or obtain an affirmance of Judge Andrews’ decision with respect to the ‘066 Patent or the PTAB’s decision with respect to the ‘793 Patent upon appeal, we may be unable to commercialize YUTREPIA until the expiration of those patents, which could materially harm our business.

Success in the lawsuits or inter partes review proceedings with respect to some patents or some claims in a given patent does not mean that we will be similarly successful upon appeal of those decisions. In addition, success with respect to a given patent or patent claim in one proceeding does not mean we will be similarly successful with respect to that same patent or patent claim in another proceeding.

If, after the appeals process has been completed, we are found to infringe, misappropriate or otherwise violate any United Therapeutics’ intellectual property rights, we could be required to obtain a license from United Therapeutics to continue developing and marketing YUTREPIA. However, we may not be able to obtain any required license on commercially reasonable terms or at all. We could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or to have misappropriated a trade secret of United Therapeutics. In addition, we may be forced to redesign YUTREPIA to avoid infringement.

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

We are also aware of several other agents in clinical development that are exploring mechanisms of action which, if approved, could impact the standard of care for treating PAH in the United States, including programs from Merck & Co. Inc., Gossamer Bio, Inc., Aerovate Therapeutics, Inc. and Sumitovant Biopharma Ltd, among others.

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

We received tentative approval of our NDA for YUTREPIA in November 2021. However, our receipt of tentative approval does not mean that we will receive final approval of our NDA for YUTREPIA in a timely manner or at all. Expectations related to final FDA approval and projected product launch timelines are impacted by ongoing Hatch-Waxman Litigation following a lawsuit filed by United Therapeutics in June 2020. As a result of Judge Andrews’ order in the Hatch-Waxman Litigation, the FDA may not issue a final approval for the YUTREPIA NDA until 2027 unless either Judge Andrews’ decision with respect to the ‘793 Patent is reversed on appeal or the PTAB’s decision with respect to the ‘793 Patent is affirmed on appeal. In addition, a drug product that is granted tentative approval, like YUTREPIA, may be subject to additional review before final approval, particularly if tentative approval was granted more than three years before the earliest lawful approval date. The FDA’s tentative approval of YUTREPIA was based on information available to FDA at the time of the tentative approval letter (i.e., information in the application and the status of current good manufacturing practices of the facilities used in the manufacturing and testing of the drug product) and is therefore subject to change on the basis of new information that may come to FDA’s attention. A new drug product may not be marketed until the date of final approval.

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

In addition, we may face Hatch-Waxman litigation in relation to our NDAs submitted under the 505(b)(2) regulatory pathway, which may further delay or prevent the approval of our product candidates. The pharmaceutical industry is highly competitive, and 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a 505(b)(2) NDA. If the previously approved drugs referenced in an applicant’s 505(b)(2) NDA are protected by patent(s) listed in the Orange Book, the 505(b)(2) applicant is required to make a claim after filing its NDA that each such patent is invalid, unenforceable or will not be infringed. The patent holder may thereafter bring suit for patent infringement, which will trigger a mandatory 30-month delay (or the shorter of dismissal of the lawsuit or expiration of the patent(s)) in approval of the 505(b)(2) NDA application. In addition, in the event the court in any such lawsuit finds that any claims of any of the asserted patents are both valid and infringed, the court would likely issue an injunction prohibiting approval of the product at issue until the expiration of the patent(s) found to have been infringed. For example, the YUTREPIA NDA was filed under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. Under the Hatch-Waxman Act, as a result of the litigation commenced by United Therapeutics in June 2020, the FDA was automatically precluded from approving the YUTREPIA NDA for up to 30 months. In August 2022, prior to the expiration of the 30-month stay, the Court found that the asserted claims of one of the patents, the ‘793 Patent, were both valid and infringed by the Company and ordered that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the ‘793 Patent. As a result of the Court’s order, the FDA may not issue a final approval for the YUTREPIA NDA until the expiration of the ‘793 Patent unless either the Court’s decision with respect to the ‘793 Patent is reversed on appeal or the PTAB’s decision, invalidating the ‘793 Patent, is affirmed on appeal.

It is also not uncommon for a manufacturer of an approved product, such as United Therapeutics, to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition.

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

We also rely upon Chengdu for the manufacture and supply of RG Cartridges for the subcutaneous administration of Treprostinil Injection and upon Smiths Medical for ongoing servicing and support of the CADD-MS 3 and CADD Legacy infusion pumps. In the event of any disruption to our supply of RG Cartridges or any disruption in the availability of parts or servicing for the CADD-MS 3 and CADD Legacy infusion pumps, sales of Treprostinil Injection may be adversely affected.

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

In particular, under the Hatch-Waxman Act, the owner of patents listed on the Orange Book and referenced by an NDA applicant may bring patent infringement suit against the NDA applicant after receipt of the NDA applicant’s notice of paragraph IV certification. For example, in June 2020, United Therapeutics asserted a patent challenge directed to the

Orange Book listed patents for Tyvaso by filing a complaint against us in the U.S. District Court for the District of Delaware, thereby triggering an automatic 30-month regulatory stay on final approval of the NDA for YUTREPIA. As a result of United Therapeutics’ patent challenge, the FDA was prohibited from approving the NDA for YUTREPIA until the expiration of the 30-month stay. In August 2022, prior to the expiration of the 30-month stay, the Court found that the asserted claims of one of the patents, the ‘793 Patent, were both valid and infringed by the Company and ordered that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the ‘793 Patent. As a result of the Court’s order, the FDA may not issue a final approval for the YUTREPIA NDA until the expiration of the ‘793 Patent unless either the Court’s decision with respect to the ‘793 Patent is reversed on appeal or the PTAB’s decision, invalidating the ‘793 Patent, is affirmed on appeal. Accordingly, we may be subject to significant delay and incur substantial costs in litigation before we are able to commercialize YUTREPIA, if at all.

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

Most of our current operations are concentrated in Morrisville, North Carolina. A fire, flood, hurricane, earthquake or other disaster or unforeseen event resulting in significant damage to our facilities or to inventory held by us could significantly disrupt or curtail or require us to cease our operations. It would be difficult, costly and time-consuming to transfer resources from one facility to another, to repair or replace our facility or to replace inventory in the event that it is significantly damaged. In addition, our insurance may not be sufficient to cover all of our losses and may not continue to be available to us on acceptable terms, or at all. In addition, if one of our suppliers experiences a similar disaster or unforeseen event, we could face significant loss of our inventory and significant delays in obtaining our supplies or be required to source supplies from an alternative supplier and may incur substantial costs as a result. Any significant uninsured loss, prolonged or repeated disruption to operations or inability to operate, experienced by us or by our suppliers, could materially and adversely affect our business, financial condition and results of operations.

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

On April 18, 2022, we sold 11,274,510 shares of our common stock in an underwritten public offering. The purchasers of such shares of common stock are not subject to lock-up agreements, allowing such shares to be freely sold in the public market, which could cause our stock price to decline.

As of November 1, 2022, 64,494,951 shares of our common stock were outstanding, of which 54,613,604 shares of common stock, or 84.7% of our outstanding shares as of November 1 2022, are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act (“Rule 144”). The resale of the remaining 9,881,347 shares held by our stockholders as of November 1, 2022 is currently prohibited or otherwise restricted as a result of securities law provisions. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

As of November 1, 2022, the holders of 1,887,937 shares, or 2.9%, of our outstanding shares as of November 1, 2022, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including the employee stock purchase plan. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance or resale (as applicable), subject to lock-up agreements, if any.

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

The trading prices of the securities of pharmaceutical and biotechnology companies have been highly volatile. As such, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our common stock may be influenced by many factors, including:

●	results of any clinical trials of any product candidate we may develop, or those of our competitors;
●	the success of Sandoz’s generic version of Remodulin to which we have commercial rights to pursuant to the Promotion Agreement;

●	the success of Chengdu’s launch of the RG Cartridge and the market acceptance of the RG Cartridge for the subcutaneous administration of Treprostinil Injection;
●	our cash resources;
●	the success of competitive products or technologies;
●	potential approvals of any product candidate we may develop, including YUTREPIA, for marketing by the FDA or equivalent foreign regulatory authorities or any failure to obtain such approvals;
●	our involvement in significant lawsuits, including stockholder or patent litigation, including inter partes review proceedings and Hatch-Waxman litigation with originator companies or others which may hold patents, including the ongoing appeals and requests for rehearing in connection with the patents that United Therapeutics has asserted against us;
●	regulatory or legal developments in the United States and other countries;
●	the results of our efforts to commercialize any product candidate we may develop, including YUTREPIA in the event we receive final approval from the FDA;
●	developments or disputes concerning patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 30.3% of our capital stock as of November 1, 2022. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of our board of directors (the “Board”), and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

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

Although, to date, our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine, geopolitical tensions, or record inflation, we do expect that such matters will affect our business and it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business.  For instance, the rate of interest we pay under the A&R SVB LSA has increased as a result of increases in interest rates caused by inflation.  In addition, we anticipate that increases in compensation to our employees and costs paid to vendors may similarly be greater than in past periods due to ongoing inflation.  The extent and duration of the conflict in Ukraine, geopolitical tensions, record inflation and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

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

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 8, 2022

LIQUIDIA CORPORATION
By:	/s/ Roger A. Jeffs, Ph.D.
Roger A. Jeffs, Ph.D.
Chief Executive Officer

DATE: November 8, 2022

LIQUIDIA CORPORATION
By:	/s/ Michael Kaseta
Michael Kaseta
Chief Financial Officer