Form 10-K
period 2022-12-31
Liquidia Corp
filed 2023-03-20
CIK 1819576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-39724

LIQUIDIA CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-1710962
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

419 Davis Drive, Suite 100, Morrisville, North Carolina	27560
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (919) 328-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	LQDA	The Nasdaq Stock Market LLC

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2022, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $205,436,978 based on a $4.36 closing price per share as reported on the Nasdaq Capital Market.

As of March 2, 2023, there were 64,688,314 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Liquidia Corporation Definitive Proxy Statement with respect to the 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, each document incorporated by reference herein is deemed not to be filed as part hereof.

LIQUIDIA CORPORATION

This Annual Report on Form 10-K, or this Annual Report, includes our trademarks, trade names and service marks, such as Liquidia, the Liquidia logo, YUTREPIA and PRINT, or Particle Replication In Non-wetting Templates, which are protected under applicable intellectual property laws and are the property of Liquidia Technologies, Inc. This Annual Report also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report on Form 10-K may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report may be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	those identified and disclosed in our public filings with the U.S. Securities and Exchange Commission (“SEC”) including, but not limited to (i) the timing of and our ability to obtain and maintain regulatory approvals for our product candidates, including YUTREPIA, the potential for, and timing regarding, eventual final approval by the United States Food and Drug Administration (the “FDA”) of and our ability to commercially launch YUTREPIA, including the potential impact of regulatory review, approval, and exclusivity developments which may occur for competitors; (ii) the timeline or outcome related to appeals or other motions arising in or from our patent litigation with United Therapeutics that was filed in the U.S. District Court for the District of Delaware or the inter partes reviews with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office; and (iii) the timing and our ability to obtain and maintain regulatory approval for the infusion pump that we are developing with Sandoz Inc. (“Sandoz”) and Mainbridge Health Partners, LLC (“Mainbridge”);
●	our ability to predict, foresee, and effectively address or mitigate future developments resulting from the COVID-19 pandemic or other global shutdowns, which could include a negative impact on the availability of key personnel, the temporary closure of our facility or the facilities of our business partners, suppliers, third-party service providers or other vendors, or delays in payments or purchasing decisions, or the interruption of domestic and global supply chains, the economy and capital or financial markets;
●	our expectations regarding the size of the patient populations for, market acceptance and opportunity for those drug products that we commercialize in collaboration with third parties, including Sandoz’s first-to-file fully substitutable generic treprostinil injection;
●	the availability and market acceptance of medical devices and components of medical devices used to administer our drug products and drug products that we commercialize with third parties, including Smith Medical’s CADD-MS 3 infusion pump and the RG 3ml Medication Cartridge that we developed in collaboration with Chengdu Shifeng Medical Technologies LTD. used for the subcutaneous administration of Sandoz Inc.’s generic treprostinil injection, Smith Medical’s CADD Legacy infusion pump used for the intravenous administration of Sandoz Inc.’s generic treprostinil injection and Plastiape’s RS00 Model 8 dry powder inhaler, which we plan to use for the administration of YUTREPIA;
●	our ability to draw down on our financing facility with Healthcare Royalty Partners IV, L.P. (“HCR”) and our ability to satisfy the covenants contained in the Revenue Interest Financing Agreement with HCR (the “RIFA”);
●	our ability to retain, attract and hire key personnel;
●	prevailing economic, market and business conditions;
●	the cost and availability of capital and any restrictions imposed by lenders or creditors;
●	changes in the industry in which we operate;
●	the failure to renew, or the revocation of, any license or other required permits;
●	unexpected charges or unexpected liabilities arising from a change in accounting policies, including any such changes by third parties with whom we collaborate and from whom we receive a portion of their net profits, or the effects of acquisition accounting varying from our expectations;
●	the risk that the credit ratings of our company or our subsidiaries may be different from what the companies expect, which may increase borrowing costs and/or make it more difficult for us to pay or refinance our debts and require us to borrow or divert cash flow from operations in order to service debt payments;
●	fluctuations in interest rates;

●	adverse outcomes of pending or threatened litigation or governmental investigations, including our patent litigation with United Therapeutics and the litigation arising from United Therapeutics’ claim that we and a former employee misappropriated trade secrets from United Therapeutics;
●	the effects on the companies of future regulatory or legislative actions, including changes in healthcare, environmental and other laws and regulations to which we are subject;
●	conduct of and changing circumstances related to third-party relationships on which we rely, including the level of credit worthiness of counterparties;
●	the volatility and unpredictability of the stock market and credit market conditions;
●	conditions beyond our control, such as natural disasters, global pandemics (including COVID-19), or acts of war or terrorism;
●	variations between the stated assumptions on which forward-looking statements are based and our actual experience;
●	other legislative, regulatory, economic, business, and/or competitive factors;
●	our plans to develop and commercialize our product candidates;
●	our planned clinical trials for our product candidates;
●	the timing of the availability of data from our clinical trials;
●	the timing of our planned regulatory filings;
●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
●	the clinical utility of our product candidates and their potential advantages compared to other treatments;
●	our commercialization, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for the manufacture of our product candidates and the sufficiency of our current manufacturing facilities to produce development and commercial quantities of our product candidates;
●	our ability to establish and maintain collaborations;
●	our estimates regarding the market opportunities for our product candidates;
●	our intellectual property position and the duration of our patent rights;
●	our estimates regarding future expenses, capital requirements and needs for additional financing; and
●	our expected use of proceeds from prior public offerings and the period over which such proceeds, together with our available cash, will be sufficient to meet our operating needs.

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

These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

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

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company focused on the development, manufacture, and commercialization of products that address unmet patient needs, with current focus directed towards the treatment of pulmonary hypertension (“PH”). We operate as a single entity through our two wholly owned operating subsidiaries, Liquidia Technologies and Liquidia PAH.

We currently generate revenue pursuant to a Promotion Agreement between Liquidia PAH and Sandoz Inc. (“Sandoz”) sharing profit derived from the sale of Sandoz’s substitutable generic treprostinil injection (“Treprostinil Injection”) in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. We employ a targeted sales force calling on physicians and hospital pharmacies in the treatment of pulmonary arterial hypertension (“PAH”), as well as key stakeholders involved in the distribution and reimbursement of Treprostinil Injection. Strategically, we believe that our commercial presence in the field will enable an efficient base to expand from for the launch of YUTREPIA upon potential approval, leveraging existing relationships and further validating our reputation as a company committed to supporting PAH patients.

We conduct research, development, and manufacturing of novel products by applying our subject matter expertise in cardiopulmonary diseases and our proprietary PRINT® technology, a particle engineering platform that enables precise production of uniform drug particles designed to improve the safety, efficacy, and performance of a wide range of therapies. Through development of our own products and research with third parties, we have experience applying PRINT across multiple routes of administration and drug payloads including inhaled therapies, vaccines, biologics, nucleic acids and ophthalmic implants, among others.

Our lead product candidate is YUTREPIA for the treatment of PAH. YUTREPIA is an inhaled dry powder formulation of treprostinil designed with PRINT to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low resistance dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labelled doses of current inhaled therapies. The United States Food and Drug Administration (“FDA”) tentatively approved our New Drug Application (“NDA”) for YUTREPIA for the treatment of PAH in November 2021. The FDA also confirmed that the clinical data in the NDA would support our pursuit of a supplemental NDA to treat patients with pulmonary hypertension and interstitial lung disease (PH-ILD) upon the expiration of regulatory exclusivity for the nebulized form of treprostinil in March 2024.

About Pulmonary Hypertension (PH)

Diseases

PH is divided into five groups based on the criteria of the World Health Organization (“WHO”) as defined at the 5th World Symposium on Pulmonary Hypertension in Nice, France. WHO Group I is comprised of individuals with PAH. WHO Group III includes patients with pulmonary hypertension caused by hypoxia and/or lung diseases, mostly interstitial lung disease (“ILD”), COPD and sleep-disordered breathing. Our current products seek to address unmet needs to treating patients diagnosed with PAH and PH-ILD.

PAH is a rare, chronic, progressive disease caused by hardening and narrowing of the pulmonary arteries that can lead to right heart failure and eventually death, with an estimated diagnosed, treated prevalence in the United States of approximately 30,000 to 45,000 patients. There is currently no cure for PAH, so the goals of existing treatments are to alleviate symptoms, maintain or improve functional class, delay disease progression and improve quality of life.

PH-ILD is the second most prevalent form of Group 3 PH (precapillary PH due to lung disease). ILD is a diverse collection of up to 150 different pulmonary diseases, including interstitial pulmonary fibrosis (IPF), chronic hypersensitivity pneumonitis, connective tissue disease related ILD, and sarcoidosis among others. Current estimates of diagnosed and undiagnosed prevalence of PH-ILD range between 30,000 to 70,000, depending on the growth on the underlying lung diseases. The prevalence of PH in many of these underlying ILD diseases is not yet known due to factors including underdiagnosis and lack of approved treatments until recently.

Treatments

Drugs targeting the prostacyclin pathway are central to PAH and PH-ILD therapy. Prostacyclin analogs, like treprostinil, have been developed for continuous infusion, inhalation and oral administration. The maximal efficacy benefit of any one drug in the prostacyclin pathway is partially limited by its specific safety profile and the burden of administration.

Delivering prostacyclin analogs by inhalation has been effective and causes fewer systemic side effects than parenteral and oral formulations. Inhalation helps supplement the endogenous production of prostacyclin where it is normally synthesized, near the targeted pulmonary arteries. As a result, inhaled prostacyclin analogs help avoid side effects related to off-target tissues and takes advantage of binding key prostacyclin receptors that are preferentially expressed in the lung. The only inhaled prostacyclin analogs approved by the FDA are nebulized Ventavis® (iloprost), nebulized Tyvaso® (treprostinil), and Tyvaso DPI® (treprostinil), a dry powder inhaled formulation. With regard to PH-ILD, there is growing medical preference for inhaled therapies to avoid ventilation-perfusion mismatch resulting from systemic delivery of prostacyclins. In March 2021, the FDA approved Tyvaso® as the only treatment for PH-ILD, later adding Tyvaso DPI as a treatment option upon its approval by the FDA in May 2022.

Systemic delivery of prostacyclin has proven effective but challenging, especially in those patients who have progressed to more severe forms of PAH. Parenteral delivery of prostacyclin analogs by continuous infusion via intravenous or subcutaneous administration, like Remodulin® (treprostinil) and epoprostenol, are considered the most effective treatment for PAH; however, the burden of external pumps and side-effect profiles have limited their use to severely ill patients. Regardless, physicians have come to rely on these pump-delivered products to stabilize rapidly declining patients to slow disease progression and to ensure the mechanism of action is fully maximized.

Oral tablet delivery of prostacyclin analogs two or three times a day, like Orenitram® (treprostinil), or agonists of the prostacyclin signaling pathway, like Uptravi® (selexipag), improve convenience compared to infusions, but does not address the off-target toxicities that limit optimal dosing. New patients to oral delivery may not be able to titrate to known therapeutic levels.

Market

In 2022, the total reported net revenue of branded therapies approved to treat PAH and PH-ILD in the United States exceeded $4.6 billion, of which $2.7 billion targeted the prostacyclin pathway. United Therapeutics reported that its class of branded treprostinil-based products generated net revenue of $1.7 billion in 2022, of which Tyvaso® contributed $873 million from predominately U.S. net sales, Orenitram contributed $325 million and Remodulin® contributed $500 million with $93 million in net revenue coming from non-U.S. sales. The growth in United Therapeutics’ total reported sales of 19% was primarily driven by the inhaled treprostinil products which grew 44% due to the addition of Tyvaso DPI and expansion into PH-ILD.

Our Products and Product Candidates

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

We believe YUTREPIA can become the prostacyclin of first choice across the disease continuum in PAH and PH-ILD because of its convenience, low-resistance device and the ability to titrate to higher doses.

Each particle of YUTREPIA has been designed using our PRINT technology to have uniform size and shape to achieve enhanced aerosolization and deposition in the lungs. As a result, our PRINT formulation does not require deagglomeration by a patient actuated breath and can be effectively delivered using of a low-resistance, patient-friendly device and minimal inspiratory effort. The RS00 Model 8 DPI device used to deliver YUTREPIA is robust with regard to position and accidental movements and has been used globally to deliver drugs to patients with compromised lung function, like asthma, COPD, and cystic fibrosis. These beneficial product characteristics are in contrast to the recently approved Tyvaso DPI (May 2022), which uses a high resistance device and has only been used previously in patients with diabetes.

The different combinations of YUTREPIA’s four proposed capsule-strengths, if approved, would allow customized dosing and easier titration based on a patient’s disease progression. YUTREPIA can be safely titrated to doses far beyond the target dose of nebulized Tyvaso (9-12 breaths) and the doses described in the label for Tyvaso DPI (up to 80 mcg QID). YUTREPIA has been studied up to 238.5 mcg QID, which is comparable to 27 breaths of nebulized Tyvaso. By expanding the dose range of inhaled treprostinil, YUTREPIA may be able to keep patients on therapy longer before transitioning to parenteral therapies.

In clinical studies required for approval, YUTREPIA has proven to be safe, well-tolerated and effective regardless of a patient’s previous exposure to treprostinil. Prostacyclin-naïve patients achieved comparable dosing to the transition patients within first two months of treatment. Patients on a stable dose of Tyvaso successfully transition to YUTREPIA while maintaining or improving clinical outcomes as measured by exploratory endpoints. The combination of data form both patient groups provide confidence that a physician may prescribe YUTRPEIA across a continuum of PAH and PH-ILD patients.

We have developed YUTREPIA under the 505(b)(2) regulatory pathway using the nebulized form of treprostinil, Tyvaso, as the reference listed drug. This regulatory pathway allows us to rely in part on the FDA’s previous findings of efficacy and safety of Tyvaso and the active ingredient treprostinil. We submitted the New Drug Application (“NDA”) for YUTREPIA in January 2020. The FDA conducted on-site pre-approval inspections of two U.S. manufacturing facilities: the Company’s Morrisville, North Carolina facility and the facility of the third-party provider of encapsulation and packaging services for YUTREPIA in August 2021 and October 2021, respectively. In November 2021, the FDA issued a tentative approval of YUTREPIA which indicated that the NDA had met all the requirements for final approval but cannot yet be marketed.

Final FDA approval and launch of YUTREPIA are directly impacted by the Hatch-Waxman litigation commenced by United Therapeutics on June 4, 2020. As a result, the FDA cannot issue a final approval for the YUTREPIA NDA until the resolution of the outstanding litigation described further in Item 3 Legal Proceedings. The FDA’s tentative approval can be subject to change based on new information that may come to FDA’s attention between such time as the tentative and final approval. A new drug product may not be marketed until the date of final approval.

Our NDA submission was based in part upon the results of our pivotal, open-label Phase 3 clinical trial, Investigation of the Safety and Pharmacology of Dry Powder Inhalation of Treprostinil, for YUTREPIA (“INSPIRE”). The primary objective of the INSPIRE study was to evaluate the long-term safety of YUTREPIA with a primary endpoint to assess safety and tolerability through Month 2. The study enrolled patients who have either (a) been under stable treatment with Tyvaso (nebulizer-delivered treprostinil) for at least three months and transitioned to YUTREPIA under the protocol (“Transition patients”), or (b) patients who had been under stable treatment with no more than two non-prostacyclin oral PAH therapies for at least three months and then had their treatment regimen supplemented with YUTREPIA under the protocol (“Prostacyclin Naïve patients”). Transition patients started at a dose comparable to their prior nebulized treprostinil dose and were titrated to higher doses as warranted by their clinical disease. Prostacyclin Naïve patients started on a dose of 26.5 mcg of YUTREPIA, with most (>80%) titrating to a 79.5 mcg dose or higher within the first two months of treatment. Of the 121 patients enrolled in the study, 55 were Transition patients and 66 were Prostacyclin Naïve patients.

YUTREPIA was observed to be well-tolerated and treatment-emergent adverse events (“TEAEs”) were mostly mild to moderate in nature at Month 2 up to doses of 159 mcg, the highest dose studied for the primary endpoint. We continued to treat patients who chose to remain on YUTREPIA beyond the Month 2 timepoint. At the completion of the INSPIRE study, the patient with the longest duration of treatment had been on YUTREPIA therapy for 18 months and the highest dosing reached in the INSPIRE study was 212 mcg of treprostinil given four times per day. Patients from INSPIRE had the option of rolling into the LTI-302 extension study to remain on treatment. Patients in LTI-302 continued to titrate doses upwards as needed with no observed maximum tolerated dose and the highest dose delivered being 238 mcg.

Our NDA submission also includes results from pharmacokinetic (PK) studies in healthy volunteers indicating that the single-capsule dose of 79.5 mcg YUTREPIA provides comparable PK with nine breaths of Tyvaso (54 mcg). For reference, the target dose of Tyvaso is 9 to 12 breaths per treatment session, 4 times daily. Clinical results from the PK and pivotal studies of YUTREPIA have been presented at various international scientific meetings such as the American Thoracic Society (ATS), International Society of Heart Lung Transplantation (ISHLT), Pulmonary Vascular Research Institute (PVRI), American College of Chest Physicians (ACCP) in 2019 and 2020.

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

Treprostinil Injection, a Generic Version of Remodulin®

Remodulin® is treprostinil administered through continuous intravenous and subcutaneous infusion, as approved by the FDA in 2002 and 2004, and marketed by United Therapeutics. Patients must use external pumps manufactured by third parties to deliver Remodulin. Smiths Medical ASD, Inc. (“Smiths Medical”) manufactured the pumps used by most patients in the United States to administer Remodulin, including the CADD-MS® 3 pump used to deliver subcutaneous Remodulin, and the CADD-Legacy® pump to deliver intravenous Remodulin. An estimated 3,000 patients are treated annually with parenteral, infused treprostinil split between the two routes of administration. Branded Remodulin generated U.S. revenue of approximately $408 million and $423 million in 2022 and 2021, respectively.

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

Treprostinil Injection contains the same active ingredient, same strength, same dosage forms and same inactive ingredient amounts as Remodulin, and at the same service and support, but at a lower price. The treprostinil is supplied in 20 mL multi-dose vials in four strengths — containing 20 mg, 50 mg, 100 mg, or 200 mg (1 mg/mL, 2.5 mg/mL, 5 mg/mL or 10 mg/mL) of treprostinil, respectively. Treprostinil Injection is available for intravenous and subcutaneous administration at the same specialty pharmacies that dispense the brand name medicine.

When first launched in April 2019, Treprostinil Injection was only available for intravenous administration. The cartridges required to operate the CADD-MS 3 pump for subcutaneous administration were not available to patients using Treprostinil Injection due to restrictions imposed by other companies. On May 21, 2021, Liquidia PAH’s manufacturing partner, Chengdu Shifeng Medical Technologies LTD (“Chengdu”) began selling the RG 3ml Medication

Cartridge, which now may be used to supply Treprostinil Injection to PAH patients with the CADD-MS 3 pump manufactured by Smiths Medical.

Smiths Medical no longer manufactures the CADD-MS 3 infusion pump and, under our Settlement Agreement with Smiths Medical, they are not obligated to support the existing inventory of CADD-MS 3 infusion pumps after January 1, 2025. We recently became aware of a shortage of a critical component of the CADD-MS 3 infusion pump that has caused the number of CADD-MS 3 infusion pumps available for the subcutaneous administration of Treprostinil Injection to be limited. Due to this limitation in the availability of pumps, specialty pharmacies are not currently placing new patients on to subcutaneous Treprostinil Injection therapy in order to preserve the available pumps for those patients already receiving subcutaneous administration of Treprostinil Injection. In March, 2023, we entered into an amendment to our agreement with Sandoz to attempt to alleviate the shortage of critical components for the CADD-MS 3 infusion pump. If successful, new components may be available in late 2023 or early 2024.

In addition, in December 2022, we entered a collaboration with Sandoz and Mainbridge Health Partners LLC (“Mainbridge”) to support the development of a new subcutaneous pump for infusion of Treprostinil Injection in order to alleviate the single-source dependence on the existing CADD-MS 3 system. Mainbridge will perform all development, validation and testing activities required for the pump and related consumables. We anticipate that Mainbridge will submit a 510(k) in 2023 for FDA clearance. Sandoz and Liquidia will split equally the development costs.

Separately, Smiths Medical has announced that it will discontinue support of the CADD Legacy pump, which is used to administer Treprostinil Injection intravenously, starting in 2028. We are working to identify alternative pumps that may be used for the intravenous administration of Treprostinil Injection.

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

An example of the precise particle engineering enabled by PRINT is demonstrated in YUTREPIA. Each particle is designed to enhance delivery and deep-lung penetration with a precise size and highly uniform shape inspired by a naturally occurring pollen. YUTREPIA PRINT particles have a one micrometer trefoil-shape measured by an inscribed one micrometer circle as shown in the figure below. In vitro studies suggest that the uniformity of size and shape allow our inhaled particles to target delivery into the lungs with less deposition in the upper airways. The figures below depict

YUTREPIA, with the figure on the left showing size and shape consistency among particles and the figure on the right showing their trefoil shape:

Development, Regulatory and Commercial Strategy

We intend to develop and commercialize a pipeline of drugs by applying our expertise in the development of cardio-pulmonary medicines and leveraging the advantages of our proprietary PRINT technology. We believe that our PRINT technology can be applied to a wide range of therapeutic areas, molecule types, routes of administration and novel or generic products. To date, our internal pipeline has focused on the development of improved and differentiated drug products containing FDA-approved active pharmaceutical ingredients (“APIs”) with established efficacy and safety profiles, which we believe are eligible for the 505(b)(2) regulatory pathway to seek marketing approval in the U.S. The 505(b)(2) regulatory pathway can be capital efficient and potentially enable a shorter time to approval, subject to certain risks associated with this regulatory pathway. If our product candidates receive marketing approval, we plan to commercialize them in the U.S. either by ourselves or through partnership or licensing arrangements with other pharmaceutical companies. Outside of the U.S., we may pursue regulatory approval and commercialization of our product candidates in collaboration with pharmaceutical companies with regional expertise. We intend to manufacture our product candidates using in-house capabilities. Where appropriate, we will rely on contract manufacturing organizations (“CMOs”) to produce, package and distribute our approved drug products on a commercial scale.

We intend to focus our commercial efforts initially on the U.S. market in the treatment of PAH and PH-ILD. We currently employ a small, targeted sales force for Treprostinil Injection calling on physicians involved in the treatment of PAH in the U.S., as well as key stakeholders involved in the distribution and reimbursement of Treprostinil Injection. Strategically, we believe that our commercial presence in the field will enable an efficient launch of YUTREPIA if and when we obtain final approval, leveraging existing relationships and further validating our reputation as a company committed to supporting PAH patients. If we have success increasing the utilization of Treprostinil Injection and advancing YUTREPIA to FDA approval, we will increase our efforts to pursue the highly concentrated target market of PAH centers of excellence and high prescribers of PAH therapies. Our physician call points within these sites of care will include cardiologists, pulmonologists and their supporting staff. We believe that we can effectively commercialize YUTREPIA, if approved, with an expanded specialty field team. We also expect to further develop our internal resources and functional areas to support other types of communication. For example, we may utilize medical science liaisons and reimbursement specialists to support the proper conveying of scientific and medical information, and healthcare economic information regarding, and utilization of, YUTREPIA.

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

We depend on third-party suppliers for commercial inventory and clinical supplies, including active pharmaceutical ingredients which are used in our product candidates. For example, we currently rely on a sole supplier, LGM Pharma, LLC, for treprostinil, the active pharmaceutical ingredient of YUTREPIA, and we currently rely on a sole supplier, Plastiape S.p.A (“Plastiape”), for RS00 Model 8 DPI, the device used to administer YUTREPIA. We also rely on a sole supplier, Lonza Tampa LLC, for encapsulation and packaging services. If and when we receive final marketing approval for our product candidates, we may, from time to time, rely on third-party CMOs to manufacture, package and distribute some or all of our approved drug products on a commercial scale.

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

Our Collaboration and Licensing Agreements

Sandoz Promotion Agreement

Liquidia PAH entered into a Promotion Agreement with Sandoz on August 1, 2018, as amended on May 8, 2020, September 4, 2020, November 18, 2022, and March 10, 2023, which engaged Liquidia PAH on an exclusive basis to promote the appropriate use of Sandoz’s treprostinil, Treprostinil Injection, referred to as the “Product” in the Promotion Agreement, for the treatment of PAH in the United States, including its commonwealths, territories, possessions and military bases. Liquidia PAH works jointly with Sandoz on commercial strategy for Treprostinil Injection and has responsibility for identifying, manufacturing and developing medical devices, including pumps and cartridges, that may be used to administer the Product. Sandoz retains all rights in and to the Product. Sandoz is the holder of the ANDA for the Product. As the ANDA holder, Sandoz maintains responsibility for compliance with FDA regulatory and healthcare laws including any regulatory communications with the FDA or any other regulatory authorities.

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

Under the Promotion Agreement, Sandoz and Liquidia PAH also agreed to enter into an agreement with Mainbridge for the development of a new pump for the subcutaneous administration of treprostinil and to enter into an agreement with a third party for the repair and servicing of CADD-MS 3 pumps. With respect to each of these agreements with third parties, Sandoz and Liquidia PAH have agreed to split all development costs and milestone payments evenly.

Liquidia PAH paid Sandoz an initial payment of $10 million on August 1, 2018 and, upon the successful quality release by Sandoz of 9,000 units of the Product on August 3, 2018, Liquidia PAH paid Sandoz an additional $10 million as further consideration for the right to conduct the activities as contemplated in the Promotion Agreement and to receive a portion of the “Net Profits” (as defined in the Promotion Agreement). The portion of Net Profits are allocated to Liquidia PAH currently through December 31, 2028 is as follows: (i) for that portion of aggregate Net Profits less than or equal to $500 million, Liquidia PAH shall receive 50% of all such Net Profits; and (ii) for that portion of aggregate Net Profits greater than $500 million, Liquidia PAH shall receive 75% of all such Net Profits. After December 31, 2028, the portion of Net Profits allocated to Liquidia PAH shall be as follows: (i) if aggregate Net Profits as of December 31, 2028 were less than $500 million, Liquidia PAH shall receive 50% of all Net Profits; and (ii) if aggregate Net Profits as of December 31, 2028 were greater than or equal to $500 million, Liquidia PAH shall receive 75% of all Net Profits.

The Promotion Agreement expires December 31, 2032, subject to certain renewal periods. Liquidia PAH and Sandoz may terminate the Promotion Agreement for cause upon a number of customary events, such as a material breach of the Promotion Agreement that remains uncured, complete withdrawal of marketing approval of the Product or upon the filing or institution of bankruptcy, reorganization, liquidation or receivership proceedings with respect to the other party. Further, either party may terminate the Promotion Agreement upon written notice to the other party at any time after the current term in the event Sandoz is then procuring 100% of its supply of Product from a single third party upon (a) expiration of the supply agreement with such third party and (b) Sandoz’s failure, after exercise of commercially reasonable efforts, to secure continued supply of the Product from such third party or other third parties within 12 months of the termination of such supply agreement. Liquidia PAH and Sandoz also each have a right to terminate the Promotion Agreement on not more than 90 days’ written notice in the event that Net Profits in the last calendar year are less than $5 million.

Sandoz may terminate the Promotion Agreement on not more than 90 days’ written notice after the conclusion of any full 12-month calendar year in the event that Net Profits in such calendar year are less than or equal to 10% of the net sales in such calendar year; provided, however, that Sandoz may not terminate the Promotion Agreement in such instance if both (x) Net Profits or the profit margin were adversely affected in such calendar year by any temporary event or circumstance and (z) the joint steering committee makes a determination that such profit margin deficiency is not likely to continue in the subsequent calendar year. Sandoz may also terminate the Promotion Agreement upon a change of control of Liquidia PAH.

Liquidia PAH may terminate the Promotion Agreement on not more than 90 days’ written notice after the conclusion of any full 12-month calendar year in the event that Liquidia PAH’s share of the Net Profits in such calendar year are less than or equal to Liquidia PAH’s operating expenses relating to the Product for such calendar year; provided, however, that Liquidia PAH may not terminate the Promotion Agreement in such instance if both (x) Net Profits or its operating expenses relating to the Product were adversely affected in such calendar year by a temporary event or circumstance and (z) the joint steering committee makes a determination that Liquidia PAH’s share of the Net Profits is not likely to continue to be less than its operating expenses relating to the Product in the subsequent calendar year.

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

Aerie Pharmaceuticals

We have exclusively licensed our PRINT technology to Aerie Pharmaceuticals, Inc., which in 2017 acquired most of the assets of Envisia Therapeutics, Inc., an entity which we formed in 2013, for broad usage in the design and commercialization of small molecule and biologic ophthalmic therapies. In November 2022, Alcon completed its acquisition of Aerie Pharmaceuticals to helps bolster Alcon’s presence in the ophthalmic pharmaceutical space and as a result, retains Aerie’s direct license to the use of PRINT.

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

Our success depends, in part, on our ability to obtain and maintain patent and other protection for our product candidates, enabling technology, inventions and know-how and our ability to defend and enforce these patents, preserve the proprietary nature of our trade secrets and trademarks and operate our business without infringing valid and enforceable patent and other proprietary rights of third parties. Where possible, we pursue both composition-of-matter patents and method-of-use patents for our product candidates. We are also pursuing patents covering our proprietary PRINT micro- and nano-particle fabrication technology.

We are the owner or exclusive licensee of patents and applications relating to our proprietary technology platform and our product candidates and are pursuing additional patent protection for these and for our other product candidates and technology developments.

We have a total of 145 patents and pending patent applications in our patent portfolio which protect our PRINT technology and drug products in development. As of December 31, 2022, we were the sole owner of 16 patents in the United States and 41 patents in foreign jurisdictions, as well as 12 additional pending patent applications, including provisional patent applications, in the United States, Europe, Japan and other jurisdictions. In addition to the patents and patent applications owned solely by us, our patent portfolio also includes 72 patents and 3 patent applications licensed from third parties. As of December 31, 2022, we had an exclusive, worldwide license from UNC to 19 U.S. patents and 52 foreign patents, as well as three additional patent applications in the United States or selected foreign jurisdictions. Five of the patents in the portfolio licensed from UNC are jointly owned by us. We also jointly own one patent application with Glaxosmithkline Intellectual Property (No. 2) Limited. YUTREPIA is specifically protected by 15 issued patents in the United States, the longest-lived of which will expire in 2037.

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

We expect United Therapeutics to continue to defend its leadership position vigorously through, among other actions, life cycle management, marketing agreements with third-party payors, and pharmacy benefits managers. In February 2021, United Therapeutics announced the commercial launch of the Remunity® pump for Remodulin®, which uses a small subcutaneous pump for patients starting or on a stable dose of Remodulin and can use prefilled Remodulin cassettes. The Remunity pump also has a water-resistant casing, which may be considered more convenient than the CADD-MS3 currently used to deliver treprostinil subcutaneously. United Therapeutics is also developing RemoPro™, a prodrug of treprostinil designed to be inactive in the subcutaneous tissue and activated once metabolized in the blood, decreasing site pain currently associated with subcutaneous Remodulin (treprostinil).

In addition to continuously infused treprostinil products, use of Treprostinil Injection may face competition from other orally delivered products in the prostacyclin pathway, including Orenitram®, sold by United Therapeutics, and Uptravi®, a selective IP agonist sold by Janssen Pharmaceuticals/Actelion. These oral products are perceived to be more convenient than infused products, although their use is targeted earlier in a patient’s disease progression.

Systemically delivered treatments also compete with localized, inhaled treatments

In addition to oral and parenteral options, we expect that YUTREPIA will face competition from the following inhaled treprostinil therapies that are either currently marketed or in clinical development.

●	Tyvaso, marketed by United Therapeutics, has been approved for the treatment of PAH in the United States since 2009. Tyvaso is the reference listed drug in our NDA for YUTREPIA. Following patent litigation, United Therapeutics and Watson Pharmaceuticals reached a settlement whereby Watson Pharmaceuticals will be permitted to enter the market with a generic version of Tyvaso beginning on January 1, 2026. In April 2021, United Therapeutics announced that Tyvaso was approved by FDA to include treatment of patients with PH-ILD.
●	Ventavis®, marketed by Actelion, a division of Johnson & Johnson, has been approved for the treatment of PAH in the United States since 2004.
●	Tyvaso DPI, licensed from MannKind by United Therapeutics, is a dry-powder formulation of treprostinil that was approved for the treatment of PAH and PH-ILD in the United States in May 2022.
●	Treprostinil Palmitil Inhalation Powder (TPIP), is a dry-powder formulation of a treprostinil prodrug being developed by Insmed. Insmed announced the completion of an initial Phase 1 study in February 2021 which demonstrated that TPIP was generally safe and well tolerated, with a pharmacokinetic profile that supports once-daily dosing. Insmed initiated Phase 2 trials studying patients diagnosed with PAH and PH-ILD in May 2021 and December 2022, respectively. If the TPIP clinical program is successful in demonstrating less frequent dosing with similar efficacy and safety to YUTREPIA and Tyvaso DPI, then TPIP has the potential to be viewed as a more attractive option and may take market share rapidly.
●	L606 is a nebulized, liposomal formulation of treprostinil for treatment of PAH being developed by Pharmosa Biopharm Inc. (“Pharmosa”). In 2021, Pharmosa initiated a Phase 3 open-label study to evaluate the safety and tolerability of L606 in subjects with PAH that have been stabilized on Tyvaso. The intended product profile seeks reduce the daily dosing frequency of treprostinil.

There are also a variety of investigational PAH therapies in the later stages of development that target new or clinically-validated mechanism of actions (MOAs) that may benefit patients. The approval of some or any of these could change the treatment paradigm and impact the utilization of treprostinil products and the prostacyclin pathway at large. We believe that new MOAs may slow or reverse the disease progression of PAH having the net impact of increasing the diagnosed prevalent population by extending patient lives and increasing the potential addressable population for treprostinil-based therapies. For example, Merck & Co’s injectable sotatercept is an investigational, potential first-in-class molecule that targets the proliferation of cells in the pulmonary vasculature and is being reviewed by the FDA for approval in 2023. If approved, we currently expect that the drug will be used as it was studied: on-top of dual and triple background therapy that included prostacyclin analogs.

Human Capital

As of March 2, 2023, we employed 59 salaried and four hourly employees, all of whom are located in the United States. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. Much of our success is rooted in the diversity of our teams and our commitment to equity and inclusion. We value diversity at all levels.

Facilities

Our corporate headquarters is located in Morrisville, North Carolina, and consist of approximately 45,000 square feet of space under a lease that expires on October 31, 2026 and includes an option for us to renew the lease for an additional five years through October 31, 2031, as amended. The primary use of this location is general office, laboratory, research and development and light manufacturing. We believe that our facilities are adequate for our current needs, however, we will seek additional space as needed to accommodate our growth.

Corporate Information

We were incorporated in Delaware on June 17, 2020. Our principal executive offices are located at 419 Davis Drive, Suite 100, Morrisville, North Carolina 27560 and our telephone number is (919) 328-4400. Our website is www.liquidia.com. The information on or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any such information as part of this Annual Report on Form 10-K or in deciding whether to purchase our common stock. This Annual Report and all of our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge through our website on the date we file those materials with, or furnish them to, the U.S. Securities and Exchange Commission (SEC). Such filings are also available to the public on the internet at the SEC’s website at www.sec.gov.

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

The FDA may issue tentative approval of an application if the application meets all conditions for approval but cannot receive effective approval because the listed patents, the 30-month stay or another period of regulatory exclusivity, as applicable, has not expired. If tentative approval is granted, then once such listed patents, 30-month stay or other regulatory exclusivity have expired or, in the case of patents that are subject to a patent infringement suit, been found to be invalid or not infringed, the applicant may seek final approval by submitting an amendment that, among other things, includes a safety update and any other changes, if any, in the conditions under which the product was tentatively approved. Prior to granting final approval, the FDA must review and approve any changes reflected in the amendment and may consider any other new information that has come to its attention. An amendment requesting final approval is generally subject to either a 2-month or 6-month review cycle, depending on the information submitted in the amendment.

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

Manufacturers and certain other entities involved in the manufacturing and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the product. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards and test each product batch or lot prior to its release. Combination products are subject to FDA regulation to ensure the quality of both the constituent parts and the finished product.

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

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. As a compliance best practice and risk mitigation measure, pharmaceutical companies typically train their sales force regarding the limitations on promotion of products relative to their approved indications for use and concerns regarding potential “off-label promotion.” However, a physician may use products off-label when, in the physician’s independent professional medical judgment, he or she deems it appropriate. Recent court decisions have impacted FDA’s enforcement activity regarding off-label promotion in the light of First Amendment considerations; however, there are still significant risks in this area in part due to the potential for False Claims Act exposure. Further, the FDA as not materially changed its position on off-label promotion following legal setbacks on First Amendment grounds and the U.S. Department of Justice has consistently asserted in False Claims Act briefings that “speech serves as a conduit for violations of the law is not constitutionally protected.”

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

Marketing Exclusivity

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain applications. The specific scope varies, but fundamentally the FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving applications for drugs containing the original active agent. This three-year exclusivity does not preclude submission of the ANDA or Section 505(b)(2) NDA for such a product but prevents the FDA from giving final approval to such product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical studies necessary to demonstrate safety and effectiveness.

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

The Inflation Reduction Act of 2022 (the “IRA”), which includes certain new tax measures, was signed into law in August 2022. The IRA contains two main tax provisions, a new corporate alternative minimum tax imposed on certain corporations meeting average annual financial statement income of more than $1 billion during a three-year tax period, and an excise tax imposed upon share repurchases by certain publicly traded corporations. The IRA is effective for tax years beginning after December 31, 2022; we are evaluating the provisions of the IRA but currently do not believe these provisions will have a material impact on our consolidated financial statements. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). Failure to comply with requirements under the drug price negotiation program or pay the identified rebates is subject to an excise tax and/or a civil monetary penalty. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated and the impact of the IRA on the pharmaceutical industry and on generic drug pricing cannot yet be fully determined.

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
●	We have a history of losses and our future profitability remains uncertain.
●	We are primarily dependent on the success of our product candidate, YUTREPIA, for which we received tentative approval from the FDA in November 2021, and this product candidate may fail to receive final marketing approval (in a timely manner or at all) or may not be commercialized successfully.
●	United Therapeutics has initiated a lawsuit against us in which it has claimed that YUTREPIA is infringing three of its patents and a separate lawsuit against us that we and a former United Therapeutics employee, who later joined us as an employee, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. The judge in the patent lawsuit entered a final judgment finding that one of the three asserted United Therapeutics’ patents is both valid and infringed and ordering that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the infringed patent, which will be in 2027. While the PTAB found that this same patent was unpatentable, the PTAB’s decision with respect to the patent will not override the court’s order unless and until the decision of the PTAB is affirmed on appeal. These lawsuits may result in our company being delayed in its efforts to commercialize YUTREPIA.
●	Liquidia PAH does not hold the FDA regulatory approval for Treprostinil Injection or the RG Cartridge and is dependent on Sandoz and Chengdu to manufacture and supply Treprostinil Injection and the RG Cartridge, respectively, in compliance with FDA requirements, and is more broadly dependent on Sandoz’s and Chengdu’s FDA and healthcare compliance relative to Treprostinil Injection and the RG Cartridge, respectively.
●	Treprostinil Injection is presently administered intravenously via Smith Medical’s CADD Legacy infusion pump and subcutaneously via Smith Medical’s CADD-MS 3 infusion pump. Smith Medical no longer manufactures the CADD-MS 3 infusion pump and has no obligation to service or maintain CADD-MS 3 infusion pumps after January 1, 2025. In addition, Smith Medical has issued a notice of its intent to discontinue the CADD Legacy infusion pump, although it has indicated that it has sufficient parts to support the CADD Legacy infusion pump until 2028. Should components of such pumps become unavailable, Smith Medical’s ability to service and maintain such pumps may terminate earlier than anticipated. For instance, we recently became aware of a potential shortage of a critical component of the CADD-MS 3 infusion pump that may cause the number of CADD-MS 3 infusion pumps available for the administration of Treprostinil Injection to be depleted prior to January 1, 2025. In the event the specialty pharmacies are unable to access sufficient quantities of operable pumps or in the event we are unable to identify or develop a new pump prior to the current pumps becoming unavailable, the commercial success of Treprostinil Injection may be adversely affected.
●	Sales of Treprostinil Injection are dependent on market acceptance of generic treprostinil for parenteral administration and the medical devices used for administration of Treprostinil Injection, including the Smiths Medical infusion pumps, any future pumps that we develop and the RG Cartridge, by patients, health care providers and by third-party payors, while interactions with these persons and entities are subject to compliance requirements. The commercial success of Treprostinil Injection may also be impacted by increasing generic competition which may result in declining prices for Treprostinil Injection.
●	We expect that we will need further financing for our existing business and future growth, which may not be available on acceptable terms, if at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations. The failure to obtain further financing may also prevent us from capitalizing on other potential product candidates or indications which may be more profitable than YUTREPIA or for which there may be a greater likelihood of success.
●	We face significant competition from large pharmaceutical companies, among others, in developing our products and in gaining regulatory approval to bring them to market in time to achieve commercial success, and our operating results will suffer if we are unable to compete effectively, including if one or more such products have a superior product profile to YUTREPIA.

●	Our financing facility with HCR contains milestones that must be achieved in order to draw down on the facility, and failure to achieve these milestones may result in our having insufficient financing for our existing business plan. Our financing facility with HCR also contains operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in HCR taking possession and disposing of any collateral.
●	Our products may not achieve market acceptance.
●	Our product candidates are based on our proprietary, novel technology, PRINT, which has not been used to manufacture any products that have been previously approved by the FDA, making it difficult to predict the time and cost of development and of subsequently obtaining final regulatory approval.
●	Our business and operations may be adversely affected by the evolving and ongoing COVID-19 global pandemic.
●	We may not be able to build a commercial operation, including establishing and maintaining marketing and sales capabilities or enter into agreements with third parties to market and sell our drug products.
●	We depend on third parties for clinical and commercial supplies, including single suppliers for the active ingredient, the device, encapsulation and packaging of YUTREPIA. In the event of any disruption in these supplies, our ability to develop and commercialize, and the timeline for commercialization of, YUTREPIA may be adversely affected.
●	We rely on third parties to conduct our preclinical studies and clinical trials.
●	We may become involved in litigation to protect our intellectual property, to enforce our intellectual property rights or to defend against claims of intellectual property infringement by third parties, which could be expensive, time-consuming and may not be successful.
●	We depend on skilled labor, and our business and prospects may be adversely affected if we lose the services of our skilled personnel, including those in senior management, or are unable to attract new skilled personnel.
●	We expect that the market price of our common stock may be volatile, and you may lose all or part of your investment.
●	As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the trading price of our shares.

Risks Related to our Financial Position and Need for Additional Capital

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. The future viability of our company may depend on our ability to raise additional capital to finance our future operations.

We are subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, the impact of the COVID-19 pandemic, and the ability to secure additional capital to fund operations. We expect to incur significant expenses and may incur significant operating losses for the foreseeable future as we advance product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. In addition, if we obtain marketing approval for any of our product candidates, we would incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if our development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales. The future viability of our company may depend on our ability to raise additional capital to finance our future operations. We may seek additional funding through public or private financings, debt financing or collaboration. Our inability to obtain funding, if and when needed, would have a negative impact on our financial condition and ability to pursue our business strategies.

We have a history of losses and our future profitability remains uncertain.

We have incurred net losses of $41.0 million during the year ended December 31, 2022 and $34.6 million during the year ended December 31, 2021. We also had negative operating cash flows for each of these periods. As of December 31, 2022, we had an accumulated deficit of $350.6 million.

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

We may need further financing for our existing business and future growth, which may not be available on acceptable terms, if at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations. The failure to obtain further financing may also prevent us from capitalizing on other potential product candidates or indications which may be more profitable than YUTREPIA or for which there may be a greater likelihood of success.

We may need to raise additional funds to meet our future funding requirements for the continued research, development and commercialization of our product candidates and technology. In the event that funds generated from our operations are insufficient to fund our future growth, we may raise additional funds through the issuance of equity or debt securities or by borrowing from banks or other financial institutions. We cannot assure you that we will be able to obtain such additional financing on terms that are acceptable to us, or at all. Global and local economic conditions could negatively affect our ability to raise funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing, even if obtained, may be accompanied by restrictive covenants that may, among others, limit our ability to pay dividends or require us to seek consent for payment of dividends, or restrict our freedom to operate our business by requiring consent for certain actions.

If we conclude that we require additional financing and fail to obtain it on terms that are favorable to us, we will not be able to implement our growth plans, and we may be required to significantly curtail, delay or discontinue one or more of our research, development or manufacturing programs or the commercialization of any approved product. Furthermore, if we fail to obtain additional financing on terms that are acceptable to us, we may forgo or delay the pursuit of opportunities presented by other potential product candidates or indications that may later prove to have greater commercial potential than the product candidates and indications that we have chosen to pursue.

Our financing facility with HCR contains milestones that must be achieved in order to draw down on our financing facility and operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in HCR taking possession and disposing of any collateral.

Our financing facility with HCR contains restrictions that limit our flexibility in operating our business. Under the terms of the RIFA, HCR has agreed to pay us an aggregate investment amount of up to $100.0 million (the “Investment Amount”). Under the terms of the RIFA, $32.5 million of the Investment Amount was funded at the initial closing, an additional $7.5 million of the Investment Amount will be funded fifteen business days after a request made by the us to HCR to fund our acquisition of rights, whether in the form of an acquisition, license, joint venture or similar transaction, to a clinical stage or commercial stage biopharmaceutical product to diagnose, prevent, or treat pulmonary hypertension, an additional $35.0 million of the Investment Amount will be funded fifteen business days after the earlier of regulatory approval of YUTREPIA or a favorable determination relating to the asserted patents in the ongoing patent litigation with United Therapeutics Corporation, and the remaining $25.0 million of the Investment Amount will be funded fifteen business days after the mutual agreement of HCR and us to fund such amount. In the event we do not achieve the milestones necessary to trigger the second or third tranches of the Investment Amount or in the event we and HCR do not mutually agree to the funding of the fourth tranche of the Investment Amount, we will be unable to draw the full amount of the Investment Amount. In addition, under the terms of the RIFA, we may not, among other actions, without the prior written consent of HCR, (a) pay any dividends or make any other distribution or payment or redeem, retire or purchase any capital stock, except in certain prescribed circumstances, (b) create, incur, assume, or be liable with respect to any indebtedness except certain permitted indebtedness, or make or permit any payment on any indebtedness, except under certain limited circumstances, or (c) make any sale, transfer, out-license, lease or other disposition of any property or any economic interest, other than certain limited exceptions. Additionally, we are required (i) during the period from January 1, 2024 through December 31, 2024, to maintain at all times a minimum cash balance of $7.5 million, and (ii) during all periods after December 31, 2024, to maintain at all times a minimum cash balance of $15.0 million. Our obligations under the RIFA are collateralized by all of our assets and property, subject to limited exceptions.

If we breach certain of our covenants in the RIFA and are unable to cure such breach within the prescribed period or are not granted waivers in relation to such breach, it may constitute an event of default under the RIFA, giving HCR the right to require us to repay the then outstanding obligations immediately, and HCR could, among other things, foreclose on the collateral granted to them to collateralize such indebtedness, which includes our intellectual property, if we are unable to pay the outstanding debt immediately.

Our management has broad discretion in using the net proceeds from our financing facility with HCR and prior equity offerings and may not use them effectively.

We are using the net proceeds of our financing facility with HCR, our April 2022 public equity offering, our April 2021 private equity offering and prior public and private equity offerings to support the development and commercialization of YUTREPIA, including the potential commercial launch of YUTREPIA in the event of final FDA approval, the commercialization of Treprostinil Injection, the development of a pump for the administration of Treprostinil Injection, one or more strategic transactions, preclinical pipeline activities, the development and commercialization of any products acquired or developed and for general corporate purposes. Our management has broad discretion in the application of such proceeds and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish cash flows available to service our obligations to HCR, cause the value of our equity to decline and delay the development of our product candidates. Pending their use, we may invest such proceeds in short-term, investment-grade, interest-bearing securities, which may not yield favorable returns.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change”, generally defined as a greater than 50.0% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. With our April 2022 public equity offering, the closing of the RareGen acquisition in November 2020, our July 2020 equity offering, our December 2019 private placement, issuances under our prior at-the-market facility, our March 2019 follow-on equity offering and our July 2018 initial public offering, as well as other past transactions, we may have already triggered an “ownership change” limitation. We have not completed a formal study to determine if any “ownership changes” within the meaning of IRC Section 382 have occurred. If “ownership changes” within the meaning of Section 382 of the Code have occurred, and if we earn net taxable income, our ability to use our net operating loss carryforwards and research and development tax credits generated since inception to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us and could require us to pay U.S. federal income taxes earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.

Recently enacted tax reform legislation in the U.S., changes to existing tax laws, or challenges to our tax positions could adversely affect our business and financial condition.

In recent years, various tax legislations were signed into law. On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, was signed into law, making significant changes to the Internal Revenue Code.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted in response to the COVID-19 pandemic. Certain provisions of the CARES Act amend or suspend certain provisions of the Tax Act. For example, the tax relief measures under the CARES Act for businesses include a five-year net operating loss carryback, suspension of annual deduction limitation of 80% of taxable income from net operating losses generated in a tax year beginning after December 31, 2017, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. On June 15, 2020, Assembly Bill 85 was passed in California which suspended the use of net operating losses and limited the use of credits for certain corporations. Changes to existing federal and state tax laws could adversely impact our business, results of operations and financial position as the impact of recent tax legislation is uncertain.

In addition, U.S. federal, state and local tax laws are extremely complex and subject to various interpretations. Although we believe that our tax estimates and positions are reasonable, there can be no assurance that our tax positions will not be challenged by relevant tax authorities. If the relevant tax authorities assess additional taxes on us, this could result in adjustments to, or impact the timing or amount of, taxable income, deductions or other tax allocations, which may adversely affect our results of operations and financial position.

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

In addition, to administer Treprostinil Injection through subcutaneous injection, patients currently must use the CADD-MS 3 infusion pump manufactured by Smiths Medical. Smiths Medical no longer manufactures the CADD-MS 3 infusion pump and, under our Settlement Agreement with Smiths Medical, they are no longer obligated to support the CADD-MS 3 infusion pump after January 1, 2025. Moreover, in the event components of the CADD-MS 3 infusion pump become unavailable prior to January 1, 2025, Smiths Medical may be unable to service pumps that require a replacement of such components. For instance, we recently became aware of a shortage of a critical component of the CADD-MS 3 infusion pump that has caused the number of CADD-MS 3 infusion pumps available for the administration of Treprostinil Injection to be limited. Due to this limitation in the availability of pumps, specialty pharmacies are not currently placing new patients on to subcutaneous Treprostinil Injection therapy in order to preserve the available pumps for those patients already receiving subcutaneous administration of Treprostinil Injection. If we are unable to identify a solution to this shortage, the number of patients that can receive subcutaneous administration of Treprostinil Injection will continue to be constrained, which would continue to adversely affect sales of Treprostinil Injection. Also, to administer Treprostinil Injection intravenously, patients currently use the CADD Legacy infusion pump manufactured by Smiths Medical. Smiths Medical has announced that it will discontinue support of the CADD Legacy pump starting in 2028.

We are seeking to work with third parties to develop or procure other pumps that can be used to administer Treprostinil Injection in the future. For example, we have entered into an agreement with Sandoz and Mainbridge to develop a new pump that can be used to administer Treprostinil Injection in the future. Such pumps will require FDA 510(k) clearance before they can be sold. There is no guarantee that we or our partners will receive FDA 510(k) clearance for any such pumps. If we are unable to identify, develop and obtain any required FDA clearance for new pumps for the subcutaneous and intravenous administration of Treprostinil Injection prior to the unavailability of the CADD-MS 3 and CADD Legacy pumps, respectively, we may no longer be able to serve patients with Treprostinil Injection through the applicable route of administration.

Failure by us or third parties to successfully develop or supply the medical equipment or to obtain or maintain regulatory approval or clearance of such medical equipment could negatively impact the market acceptance of and sales of Treprostinil Injection.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

Our cash is held in non-interest-bearing and interest-bearing accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. For example, the FDIC took control of Silicon Valley Bank (“SVB”), where we previously held all of our cash and cash equivalents, on March 10, 2023. The Federal Reserve subsequently announced that account holders would be made whole, and we were able to move substantially all of our cash and cash equivalents to another financial institution. However, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business.

Risks Related to the Commercialization of our Product Candidates and Generic Treprostinil Injection

United Therapeutics has initiated lawsuits against us in which it claims that YUTREPIA is infringing three of its patents and that we have misappropriated United Therapeutics’ trade secrets, which may result in our company being delayed in its efforts to commercialize YUTREPIA.

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

In June 2021, the Court held a claim construction hearing. Based on the Court’s construction of the claim terms, United Therapeutics filed a stipulation of partial judgment with respect to the ‘901 Patent in December 2021 under which United Therapeutics agreed to the entry of judgment of our non-infringement of the ’901 Patent. United Therapeutics did not appeal the Court’s construction of the claim terms of the ‘901 Patent.

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

In January 2021, we filed a petition with the PTAB for inter partes review of the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. In August 2021, the PTAB instituted an inter partes review of the ‘793 Patent, finding that we had demonstrated a reasonable likelihood that we would prevail with respect to showing that at least one challenged claim of the ‘793 Patent is unpatentable as obvious over the combination of certain prior art cited by us in our petition to the PTAB. In July 2022, the PTAB ruled in our favor, concluding that based on the preponderance of the evidence, all the claims of the ’793 Patent have been shown to be unpatentable. In August 2022, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘793 Patent. The rehearing request was denied in February 2023. United Therapeutics has publicly stated that it will appeal the PTAB’s decision with respect to the ‘793 Patent. The PTAB’s decision with respect to the ‘793 Patent will not override Judge Andrews’ order in the Hatch-Waxman Litigation that YUTREPIA may not be approved due to infringement of the ‘793 Patent unless and until the decision of the PTAB is affirmed on appeal.

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

Any new drug product that competes with a prior approved drug product must demonstrate advantages in safety, efficacy, tolerability or convenience in order to overcome price competition and to be commercially successful. Our products, if and when approved, are expected to face competition from drug products that are already on the market, as well as those in our competitors’ development pipelines. We expect that our lead program, YUTREPIA, an inhaled treprostinil therapy for the treatment of PAH, will face competition from the following inhaled treprostinil therapies that are either currently marketed or in clinical development:

◾
●	Tyvaso, marketed by United Therapeutics, has been approved for the treatment of PAH in the United States since 2009. Tyvaso is the reference listed drug in our NDA for YUTREPIA. Following patent litigation, United Therapeutics and Watson Pharmaceuticals reached a settlement whereby Watson Pharmaceuticals will be permitted to enter the market with a generic version of Tyvaso beginning on January 1, 2026. In April 2021, United Therapeutics announced that Tyvaso was approved by FDA to include treatment of patients with PH-ILD.
●	Ventavis®, marketed by Actelion, a division of Johnson & Johnson, has been approved for the treatment of PAH in the United States since 2004.
●	Tyvaso DPI, licensed from MannKind by United Therapeutics, is a dry-powder formulation of treprostinil that was approved for the treatment of PAH and PH-ILD in the United States in May 2022. There is a possibility that the FDA could grant three years of market exclusivity to Tyvaso DPI as an inhaled dry-powder formulation of treprostinil that could delay the final approval of YUTREPIA until said exclusivity expires.
●	Treprostinil Palmitil Inhalation Powder (TPIP), is a dry-powder formulation of a treprostinil prodrug being developed by Insmed. Insmed announced the completion of an initial Phase 1 study in February 2021 which demonstrated that TPIP was generally safe and well tolerated, with a pharmacokinetic profile that supports once-daily dosing. Insmed initiated a Phase 2 trials studying patients diagnosed with PAH and PH-ILD in May 2021 and December 2022, respectively. If the TPIP clinical program is successful in demonstrating less

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

We are also aware of several other agents in clinical development that are exploring mechanisms of action which, if approved, could impact the standard of care for treating PAH in the United States, including programs from Merck & Co. Inc., Gossamer Bio, Inc., Aerovate Therapeutics, Inc., Aerami Therapeutics Inc., Tenax Therapeutics, Inc. and Sumitovant Biopharma Ltd, among others. For example, Merck & Co’s injectable sotatercept is an investigational, potential first-in-class molecule that targets the proliferation of cells in the pulmonary arterial wall and is being reviewed by the FDA for approval in 2023. If approved, it is possible that it may be used prior to prostacyclin therapies, which may have an adverse effect on the market potential for YUTREPIA.

There are a number of competitors seeking marketing approval and/or regulatory exclusivity with respect to products that are or would be competitive to our product candidate.  Thus, we face the risk that one of our competitors will be granted marketing approval and/or regulatory exclusivity before we are able to obtain FDA approval for our product candidate.  In that case, as stated above, there is the possibility that such a competitor would be able to prevent us from obtaining approval of and marketing our product candidate until the expiration of the competitor’s term of FDA regulatory exclusivity, which could be a term of three years for so-called New Clinical Study exclusivity, or could conceivably be for longer periods of time if the competitor is successful in being granted other forms of FDA regulatory exclusivity which might include, for example, Orphan Disease Designation exclusivity (seven years), New Chemical Entity exclusivity (five years), or Pediatric exclusivity (six months beyond other existing exclusivities or patent terms). In addition, if one of our competitors is granted marketing approval before we are able to obtain FDA approval for our product candidate, as was the case with respect to the approval of United Therapeutics’ Tyvaso DPI product, such competitors will be able to detail and market their products before we are able to do so, which may place us at a competitive disadvantage in the marketplace.

United Therapeutics has been granted New Clinical Study exclusivity for Tyvaso through March 31, 2024 for the indication of treatment of PH-ILD to improve exercise ability. Until the expiration of this exclusivity, we will be unable to receive FDA approval for YUTREPIA for the indication of treatment of PH-ILD to improve exercise ability. Because United Therapeutics is also the sponsor of the NDA for Tyvaso DPI, the regulatory exclusivity granted to United Therapeutics with respect to Tyvaso did not limit the indications for which the FDA approved Tyvaso DPI. Thus, even if YUTREPIA is approved, Tyvaso DPI will have a broader label than the initial label for YUTREPIA. If YUTREPIA has a narrower label than other competitive products, it may affect our ability to compete with such products.

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

In addition, we are relying upon Mainbridge for the development of new pumps for the subcutaneous administration of Treprostinil Injection. In the event of any failure of Mainbridge to successfully develop such a pump, sales of Treprostinil Injection may be adversely affected.

Additionally, in December 2019, a novel strain of COVID-19 was reported to have surfaced in Wuhan, China and continues to be a global pandemic as of the date of this Annual Report on Form 10-K. The full impact of the COVID-19 pandemic is unknown and continues to evolve. South Korea, the country from which our supplier sources treprostinil, Italy, the country in which Plastiape is headquartered, and China, the country in which Chengdu is located, have had significant outbreaks of this disease, which, in the case of Italy and China, led to lockdowns of all or portions of the entire country. The extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development and commercialization of our products and product candidates will depend on the severity, location and duration of the spread of the pandemic, and the actions undertaken to contain it or treat its ongoing effects.

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

Even if we receive final approval to market YUTREPIA, we will need to scale up our manufacturing capabilities to effectively commercialize the product. We have never completed a scale up of our PRINT manufacturing process and, if we are unable to do so in an effective and timely manner, our ability to commercialize YUTREPIA, even if it receives final FDA approval, will be adversely affected.

Our operations are concentrated in Morrisville, North Carolina and interruptions affecting us or our suppliers due to natural disasters or other unforeseen events could materially and adversely affect our operations.

Most of our current operations are concentrated in Morrisville, North Carolina. In addition, our inventory is warehoused in a limited number of locations. A fire, flood, hurricane, earthquake or other disaster or unforeseen event resulting in significant damage to our facilities or to inventory held by us could significantly disrupt or curtail or require us to cease our operations. It would be difficult, costly and time-consuming to transfer resources from one facility to another, to repair or replace our facility or to replace inventory in the event that it is significantly damaged. In addition, our insurance may not be sufficient to cover all of our losses and may not continue to be available to us on acceptable terms, or at all. In addition, if one of our suppliers experiences a similar disaster or unforeseen event, we could face significant loss of our inventory and significant delays in obtaining our supplies or be required to source supplies from an alternative supplier and may incur substantial costs as a result. Any significant uninsured loss, prolonged or repeated disruption to operations or inability to operate, experienced by us or by our suppliers, could materially and adversely affect our business, financial condition and results of operations.

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

As of March 2, 2023, 64,688,314 shares of our common stock were outstanding, of which 54,806,967 shares of common stock, or 84.7% of our outstanding shares as of March 2 2023, are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act (“Rule 144”). The resale of the remaining 9,881,347 shares held by our stockholders as of March 2, 2023 is currently prohibited or otherwise restricted as a result of securities law provisions. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

As of March 2, 2023, the holders of 1,887,937 shares, or 2.9%, of our outstanding shares as of March 2, 2023, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including the employee stock purchase plan. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance or resale (as applicable), subject to lock-up agreements, if any.

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

The trading prices of the securities of pharmaceutical and biotechnology companies have been highly volatile. As such, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our common stock may be influenced by many factors, including:

●	results of any clinical trials of any product candidate we may develop, or those of our competitors;
●	the success of Sandoz’s generic version of Remodulin to which we have commercial rights to pursuant to the Promotion Agreement;

●	the success of Chengdu’s launch of the RG Cartridge and the market acceptance of the RG Cartridge for the subcutaneous administration of Treprostinil Injection;
●	whether Mainbridge is able to complete the development of a new pump for the subcutaneous administration of Treprostinil Injection and obtain FDA clearance on a timely basis or at all;
●	our cash resources;
●	the approvals or success of competitive products or technologies;
●	potential approvals of any product candidate we may develop, including YUTREPIA, for marketing by the FDA or equivalent foreign regulatory authorities or any failure to obtain such approvals;
●	our involvement in significant lawsuits, including stockholder or patent litigation, including inter partes review proceedings and Hatch-Waxman litigation with originator companies or others which may hold patents, including the ongoing appeals in connection with the patents that United Therapeutics has asserted against us;
●	regulatory or legal developments in the United States and other countries;
●	the results of our efforts to commercialize any product candidate we may develop, including YUTREPIA in the event we receive final approval from the FDA;
●	developments or disputes concerning patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 36.2% of our capital stock as of March 2, 2023. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of our board of directors (the “Board”), and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

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

We have never declared or paid cash dividends on our equity securities. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of our existing RIFA with HCR preclude us, and the terms of any future debt or financing agreement may preclude us, from paying dividends. As a result, capital appreciation, if any, of our equity securities will likely be your sole source of gain for the foreseeable future.

An impairment of our long-lived contract acquisition costs and intangible assets, including goodwill, could have a material non-cash adverse impact on our results of operations.

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

General Risk Factors

General Risks Related to the Commercialization of our Product Candidates

Our business and operations may be adversely affected by the effects of health epidemics, including the continued spread of the COVID-19 global pandemic.

Our business and operations could be adversely affected by health epidemics in regions where we have offices, manufacturing facilities, concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of clinical trial sites, contract manufacturers or suppliers and contract research organizations upon whom we rely. For example, starting in December 2019, a novel strain of the coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China and spread to multiple countries, including the U.S. and several European countries. In March 2020, the World Health Organization declared COVID-19 a global pandemic and the U.S. declared the COVID-19 pandemic a national emergency. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the United States that, among other things, directed individuals to shelter at their places of residence, directed businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings and events and ordered cessation of non-essential travel. Throughout 2020 and 2021, similar executive orders were issued by state and local governments, and states of emergency had been declared at the state and local level in most jurisdictions throughout the U.S. As recently as April 2022, ports and airports in Shanghai, China have been closed due to another outbreak of COVID-19, resulting in a lockdown of the city and disruption to export and import activities. In the U.S., many of these executive orders have been rescinded, however, we remain vigilant and continue to monitor the ongoing COVID-19 pandemic closely to determine if additional actions are required.

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

Such orders may also impact the availability or cost of materials, which would disrupt our supply chain and could affect our ability to conduct ongoing and planned clinical trials and preparatory activities.

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

The laws that may affect our ability to operate include, but are not limited to, the following examples:

●	The federal Anti-Kickback Statute (AKS) prohibits, among other things, persons and entities including pharmaceutical manufacturers from, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for or the purchase, lease, or order of, or the arranging for an item or service for which payment may be made, in whole or in part, under federal healthcare programs such as the Medicare and Medicaid programs.

●	The federal civil and criminal false claims laws and civil monetary penalty laws impose a range of prohibitions and compliance considerations. For example, the False Claims Act (FCA) prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, claims for payment to, or approval by, the federal government that are false, fictitious or fraudulent or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Claims resulting from a violation of the federal AKS constitute a false or fraudulent claim for purposes of the federal False Claims Act. Promotion that is deemed to be “off label” can be the basis of FCA exposure.

●	Federal law includes provisions (established under the Health Insurance Portability and Accountability Act of 1996) addressing healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Violations of these statutes is a felony and may result in fines, imprisonment or exclusion from governmental programs.

●	Privacy and data security laws may apply to our business. Under the Federal Trade Commission Act (the FTCA) Section 5(a), the FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. States may also impose requirements, for example the California Consumer Privacy Act (CCPA) created data privacy obligations for covered companies and providing privacy rights to California residents, including the right to opt out of certain disclosures of their information.

●	The federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under government healthcare programs to annually report to the Centers for Medicare and Medicaid Services (CMS) information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Payments and transfers of value made to certain other providers such as nurse practitioners and physician assistants will also need to be reported under the Sunshine Act.

●	For both investigational and commercialized products, interactions with or communications directed to healthcare professionals (HCPs), patients or patient- or disease-advocates or advocacy groups, and payors, are subject to heightened scrutiny by the FDA. Relative to nonpromotional communications, for example, there are specific and limited FDA accommodations for nonpromotional, truthful and non-misleading sharing of information regarding products in development and off-label uses including dissemination of peer-reviewed reprints, support of independent continuing medical education (CME), and healthcare economic discussions with payors. In a competitive environment, a company’s communications about products in development may also be subject to heightened scrutiny.

●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to items or services reimbursed by any third-party payor, including commercial insurers, and in some cases may apply regardless of payor (i.e., even for self-pay scenarios). Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report pricing and marketing information, including, among other things, information related to payments to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives. Many of these state laws differ from each other in significant ways and may not have the same effect, and may apply more broadly or be stricter than their federal counterparts, thus complicating compliance efforts; and

●	Price reporting laws require the calculation and reporting of complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursements or discounts on our drug products. Participation in such programs and compliance with their requirements may subject us to increased infrastructure costs and potentially limit our ability to price our drug products.

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

Environmental, social and governance matters may impact our business and reputation.

Governmental authorities, non-governmental organizations, customers, investors, external stakeholders and employees are increasingly sensitive to environmental, social and governance, or ESG, concerns, such as diversity and inclusion, climate change, water use, recyclability or recoverability of packaging, and plastic waste. This focus on ESG concerns may lead to new requirements that could result in increased costs associated with developing, manufacturing and distributing our products. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing demand for more environmentally friendly products, packaging or supplier practices, or by failure to meet such customer expectations or demand. While we strive to improve our ESG performance, we risk negative stockholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, if we do not act responsibly, or if we are perceived to not be acting responsibly in key ESG areas, including equitable access to medicines and vaccines, product quality and safety, diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency, and addressing human capital factors in our operations. If we do not meet the ESG expectations of our investors, customers and other stakeholders, we could experience reduced demand for our products, loss of customers, and other negative impacts on our business and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Morrisville, North Carolina, and consist of approximately 45,000 square feet of space under a lease that expires on October 31, 2026 and includes an option for us to renew for an additional five years through October 31, 2031, as amended. The primary use of this location is general office, laboratory, research and development and light manufacturing. We believe that our facilities are adequate for our current needs, however, we will continue to seek additional space as needed to accommodate our growth.

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

In September 2022, following entry of final judgment, the Company filed a motion requesting that Judge Andrews stay enforcement of the order delaying the effective date of any final approval by the FDA of YUTREPIA until the expiration of the ’793 Patent. Briefing on the motion for stay of enforcement is complete, and the motion remains pending with the Court.

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

In January 2021, the Company filed a petition for inter partes review with the PTAB relating to the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. In August 2021, the PTAB instituted an inter partes review of the ‘793 Patent, finding that the Company had demonstrated a reasonable likelihood that it would prevail with respect to showing that at least one challenged claim of the ‘793 patent is unpatentable as obvious over the combination of certain prior art cited by the Company in its petition to the PTAB. In July 2022, the PTAB ruled in the Company’s favor, concluding that based on the preponderance of the evidence, all the claims of the ’793 Patent have been shown to be unpatentable. In August 2022, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘793 Patent. The rehearing request was denied in February 2023. United Therapeutics has publicly stated that it will appeal the PTAB’s decision with respect to the ‘793 Patent. The PTAB’s decision with respect to the ‘793 Patent will not override Judge Andrews’ order in the Hatch-Waxman Litigation that YUTREPIA may not be approved due to infringement of the ‘793 Patent unless and until the decision of the PTAB is affirmed on appeal.

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

In September 2021, United Therapeutics filed a motion for summary judgment with respect to all of the claims brought by Sandoz and Liquidia PAH against United Therapeutics. At the same time, Sandoz filed a motion for summary judgment with respect to the breach of contract claim. In March 2022, the Court issued an order granting partial summary judgment to United Therapeutics with respect to the antitrust and unfair competition claims, denying summary judgment to United Therapeutics with respect to the breach of contract claim, and granting partial summary judgment to Sandoz with respect to the breach of contract claim. The RareGen Litigation will now proceed to a trial to determine the amount of damages due from United Therapeutics to Sandoz with respect to the breach of contract claim. The Court has ordered that a three-day bench trial will be scheduled for summer of 2023.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Capital Market under the symbol “LQDA” since November 19, 2020. Between July 26, 2018 and November 18, 2020, the common stock of Liquidia Technologies, our wholly owned subsidiary and predecessor-in-interest for SEC reporting purposes, was listed on the Nasdaq Capital Market under the symbol “LQDA.” Prior to July 26, 2018, there was no established public trading market for our common stock.

Holders

As of March 2, 2023, there were 62 record holders of our common stock, based upon information received from our transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers. We estimate that there are more than 1,000 beneficial owners of our common stock.

Dividend Policy

We have never paid any cash dividends on our capital stock. We anticipate that we will retain earnings, if any, to support operations and to finance the growth and development of our business. In addition, the terms of our RIFA with HCR precludes us from paying cash dividends, except in certain prescribed circumstances, without the prior written consent of HCR. Therefore, we do not expect to pay cash dividends for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding equity compensation plans is set forth in Item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.

Stock Performance Graph

Not applicable.

Sale of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our securities during the year ended December 31, 2022.

Item 6. [Reserved].

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

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two-year period ended December 31, 2022 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, results of operations, and cash flows. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2022, as compared to the year ended December 31, 2021. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended the year ended December 31, 2022 and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

We are a biopharmaceutical company focused on the development, manufacture, and commercialization of products that address unmet patient needs, with current focus directed towards the treatment of pulmonary hypertension (PH). We operate as a single entity through our two wholly owned operating subsidiaries, Liquidia Technologies and Liquidia PAH.

We currently generate revenue pursuant to a Promotion Agreement between Liquidia PAH and Sandoz Inc. (“Sandoz”) sharing profit derived from the sale of the first-to-file fully substitutable generic treprostinil injection (“Treprostinil Injection”) in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. We employ a targeted sales force calling on physicians and hospital pharmacies in the treatment of pulmonary arterial hypertension (PAH), as well as key stakeholders involved in the distribution and reimbursement of Treprostinil Injection. Strategically, we believe that our commercial presence in the field will enable an efficient base to expand from for the launch of YUTREPIA upon approval, leveraging existing relationships and further validating our reputation as a company committed to supporting PAH patients.

We conduct research, development, and manufacturing of novel products by applying our subject matter expertise in cardiopulmonary diseases and our proprietary PRINT® technology, a particle engineering platform which enables precise production of uniform drug particles designed to improve the safety, efficacy, and performance of a wide range of therapies. Through development of our own products and research with third parties, we have developed expertise in applying PRINT across multiple routes of administration and drug payloads including inhaled therapies, vaccines, biologics, nucleic acids and ophthalmic implants, among others.

Our lead product candidate is YUTREPIA for the treatment of PAH. YUTREPIA is an inhaled dry powder formulation of treprostinil designed with PRINT to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low resistance dry-powder inhaler (“DPI”) and by achieving higher dose levels than current inhaled therapies. The United States Food and Drug Administration (FDA) tentatively approved our New Drug Application (NDA) for YUTREPIA for the treatment of PAH in November 2021. The FDA also confirmed that the clinical data in the NDA would support our pursuit of a supplemental NDA to treat patients with pulmonary hypertension and interstitial lung disease (PH-ILD) upon the expiration of regulatory exclusivity for the nebulized form of treprostinil in March 2024.

Since our inception, we have incurred significant operating losses. Our net loss was $41.0 million and $34.5 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $350.6 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance product candidates through clinical trials, seek regulatory approval and prepare for commercialization of any approved product candidates. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.

Recent Events

Revenue Interest Financing Agreement

On January 9, 2023, we entered into a Revenue Interest Financing Agreement (the “RIFA”) with HealthCare Royalty Partners IV, L.P. (“HCR”) and HealthCare Royalty Management, LLC. Pursuant to the RIFA and subject to customary closing conditions, HCR has agreed to pay us an aggregate investment amount of up to $100.0 million (the “Investment Amount”). Under the terms of the RIFA, $32.5 million of the Investment Amount was funded on January 27, 2023 (the “Initial Investment Amount”), $22.4 million of which was used to satisfy in full and retire our indebtedness under the Amended and Restated Loan and Security Agreement with Silicon Valley Bank (“SVB”) and SVB Innovation Credit Fund VIII, L.P. (“Innovation”) (the “A&R SVB LSA”), with the excess proceeds funded to the Company. See Note 16 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for information regarding repayment.

Device Development and Supply Agreement with Mainbridge and Sandoz

On December 1, 2022, we entered into a Device Development and Supply Agreement (the “Pump Development Agreement”) with Mainbridge Health Partners, LLC (“Mainbridge”) and Sandoz Inc. (“Sandoz”).

The Pump Development Agreement provides for the cooperation between us, Sandoz and Mainbridge to develop a new pump that is suitable for the subcutaneous administration of Treprostinil Injection. Mainbridge will perform all development, validation and testing activities required for the pump and related consumables in anticipation of submitting a 510(k) clearance application for the pump to the FDA in 2023. In connection with the Pump Development Agreement, we and Sandoz have agreed to pay Mainbridge certain future contingent milestone payments in accordance with the terms and conditions set forth therein.

Fourth Amendment to the Sandoz Promotion Agreement

On March 10, 2023, we entered into a Fourth Amendment to the Sandoz Promotion Agreement, which provides for, among other things, (i) an agreement between us and Sandoz to enter into an agreement with a third party for the repair and servicing of CADD-MS 3 pumps (the “New Agreement”), (ii) an agreement to split all payments due under the New Agreement evenly between us and Sandoz, and (iii) to clarify certain terms and conditions related to the profit sharing between us and Sandoz under the Promotion Agreement.

Components of Statements of Operations

Revenue

We primarily generate revenue pursuant to the Promotion Agreement, under which we receive a 50% share in the profit derived from the sale of Treprostinil Injection in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. On May 21, 2021, Liquidia PAH’s manufacturing partner, Chengdu Shifeng Medical Technologies LTD (“Chengdu”) began selling the RG Cartridge, which may be used to supply medications to PAH patients with the CADD-MS 3 pump manufactured by Smiths Medical ASD, Inc. We recently became aware of shortages of critical components of the CADD-MS 3 pump that have caused the number of CADD-MS 3 infusion pumps available for the subcutaneous administration of Treprostinil Injection to be limited.  Due to this limitation in the availability of pumps, specialty pharmacies are not currently placing new patients on to subcutaneous Treprostinil Injection therapy in order to preserve the available pumps for those patients already receiving subcutaneous administration of Treprostinil Injection.  As a result of these shortages, future revenue may be impacted until new components or alternative pumps are available. See Recent Events for more information.

Cost of Revenue

Cost of revenue consists of (i) the cost of employing a targeted sales force calling on physicians and hospital pharmacies involved in the treatment of PAH, as well as key stakeholders involved in the distribution and reimbursement of Treprostinil Injection and (ii) a portion of the amortization of the intangible asset associated with the Promotion

Agreement. We amortize the intangible asset associated with the Promotion Agreement in a manner consistent with our recognition of the related revenue.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. In the near term we expect that our research and development expenses to increase as we complete manufacturing activities and explore potential clinical trials. However, levels of research and development spending are highly dependent upon the selection and progression of product candidates. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

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

Other Income (Expense)

Other income (expense) is comprised of interest income and expense and loss on extinguishment of debt. Interest income consists of interest earned on our cash deposits. Interest expense consists of interest charges on finance leases and debt. These charges include monthly recurring interest on such obligations in addition to non-cash charges. Non-cash charges include interest accretion, expensing of debt issuance costs and amortization of discounts on long-term debt to interest expense.

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations:

	Year Ended
	December 31,		$	%
	2022	2021	Change	Change
Revenue	$15,935	$12,853	$3,082	24%
Costs and expenses:
Cost of revenue	2,859	3,023	(164)	(5)%
Research and development	19,435	20,517	(1,082)	(5)%
General and administrative	32,411	23,110	9,301	40%
Total costs and expenses	54,705	46,650	8,055	17%
Loss from operations	(38,770)	(33,797)	(4,973)	15%
Other income (expense):
Interest income	1,090	33	1,057	3,203%
Interest expense	(2,338)	(762)	(1,576)	207%
Loss on extinguishment of debt	(997)	(53)	(944)	1,781%
Total other expense, net	(2,245)	(782)	(1,463)	187%
Net loss and comprehensive loss	$(41,015)	$(34,579)	$(6,436)	19%

Revenue

Revenue was $15.9 million for the year ended December 31, 2022, compared with $12.9 million for the year ended December 31, 2021. During the year ended December 31, 2022, the profit split percentage we received under the Promotion Agreement was 50%, whereas during the year ended December 31, 2021 the profit split percentage decreased from 80% to 50% as a result of achievement of predetermined cumulative sales thresholds. This decrease in profit split percentage was offset by an increase in the number of units sold.

Cost of Revenue

Cost of revenue was $2.9 million for the year ended December 31, 2022, compared with $3.0 million for the year ended December 31, 2021. Cost of revenue related to the Promotion Agreement as noted above.

Research and Development Expenses

Research and development expenses were $19.4 million for the year ended December 31, 2022 compared with $20.5 million for the year ended December 31, 2021. The decrease of $1.1 million or 5% was primarily due to a $0.9 million decrease in personnel, consulting, and stock-based compensation expenses. During the year ended December 31, 2022 ended, we incurred $7.0 million related to YUTREPIA compared to $6.7 million during the year ended December 31, 2021.

General and Administrative Expenses

General and administrative expenses were $32.4 million for the year ended December 31, 2022, compared with $23.1 million for the year ended December 31, 2021. The increase of $9.3 million or 40% was primarily due to a $4.2 million increase in commercial, marketing, and personnel expenses in preparation for the potential commercialization of YUTREPIA and a $3.1 million increase in stock-based compensation expense driven by an option modification charge recorded in March 2022.

Other Income (Expense)

Total other expense, net was $2.2 million for the year ended December 31, 2022, compared with $0.8 million for the year ended December 31, 2021. The increase of $1.4 million was primarily due to a $1.0 million loss on extinguishment of debt related to the refinance of our long-term debt during January 2022 and a $1.6 million increase in interest expense due to a higher debt balance and higher interest rate on our debt from the A&R SVB LSA, offset by a $1.1 million increase in interest income from higher cash and cash equivalents balances.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, the issuance of convertible notes, and revenue interest financing. Our principal uses of cash have been for working capital requirements and capital expenditures. As of December 31, 2022, we had cash and cash equivalents of $93.3 million, stockholders’ equity of $90.4 million and an accumulated deficit of $350.6 million.

In January 2023, we entered into a Revenue Interest Financing Agreement (the “RIFA”) with HealthCare Royalty Partners IV, L.P. (“HCR”) and HealthCare Royalty Management, LLC. Pursuant to the RIFA and subject to customary closing conditions, HCR has agreed to pay the Company an aggregate investment amount of up to $100.0 million (the “Investment Amount”). Under the terms of the RIFA, $32.5 million of the Investment Amount was funded on January 27, 2023 (the “Initial Investment Amount”), $22.4 million of which was used to satisfy in full and retire the Company’s indebtedness under the A&R SVB LSA. See “Recent Events” above for further information.

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

In January 2022, we entered into the A&R SVB LSA with SVB and Innovation, which provided us with up to $40.0 million in term loans of which $20.0 million was funded, $10.5 million of which was used to satisfy our existing obligations under the Loan and Security Agreement with SVB dated February 26, 2021 (“the “SVB LSA”), with the excess proceeds of approximately $9.5 million funded to the Company. The debt facility was to mature on December 1, 2025 and consisted of interest-only payments through December 31, 2023. The outstanding principal amount of the term loans accrued interest at a floating rate per annum equal to the greater of 7.25% and the prime rate of interest plus 4.0%.

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

Future Funding Requirements

Prior to the potential FDA approval of YUTREPIA and until such time as we can generate significant revenues from its sale, if ever, we anticipate we will incur net losses and negative cash flows. We plan to focus in the near-term on preparations for the potential commercial launch of YUTREPIA, continuing promotion of Treprostinil Injection, expanding our corporate infrastructure, and continuing to invest in research and development efforts to explore additional product candidates. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our clinical trials are not successful or if the FDA does not approve our product candidates when we expect, or at all.

Our primary uses of capital are, and we expect will continue to be, compensation and related personnel expenses, clinical costs, manufacturing process development costs, external research and development services, laboratory and related supplies, regulatory expenses, legal costs, administrative and overhead costs and repayments under the RIFA. We also expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution as we prepare to potentially receive regulatory approval for YUTREPIA. Our future funding requirements will be heavily determined by the timing of the potential commercialization of YUTREPIA and the resources needed to support development of our product candidates.  If the Company is unable to access the contingent Investment Amounts from the RIFA or generate substantial YUTREPIA product revenue by the second quarter of 2024, the Company will require additional capital.

We believe based on our current operating plan, excluding any potential contingent Investment Amounts from the RIFA and future YUTREPIA product revenue, that cash and cash equivalents will be sufficient to fund operations and capital expenditure requirements and allow us to remain in compliance with our minimum cash covenants pursuant to the RIFA for at least twelve months from the issuance date of this Annual Report on Form 10-K. If we are unable to access additional Investment Amounts from the RIFA, there could be substantial doubt about our ability to continue as a going concern as of the date of the issuance of our second quarter 2023 financial statements. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates. If we conclude that we require but are unable to obtain additional funding, we could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect business prospects.

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

Cash Flows

The following table summarizes our sources and uses of cash:

	Year Ended
	December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(28,588)	$(34,035)
Investing activities	(587)	(107)
Financing activities	64,964	26,320
Net increase (decrease) in cash and cash equivalents	$35,789	$(7,822)

Operating Activities

Net cash used in operating activities decreased $5.4 million to $28.6 million for the year ended December 31, 2022, from $34.0 million for the year ended December 31, 2021. The decrease was primarily due to working capital changes of $10.2 million offset by $4.8 million higher net loss adjusted for non-cash items. The increase in working capital was primarily driven by the timing of receipts from Sandoz in connection with the Promotion Agreement and the timing of vendor payments.

Investing Activities

Net cash used in investing activities was $0.6 million for the year ended December 31, 2022 compared to $0.1 million for the year ended December 31, 2021 and consisted primarily of property, plant and equipment purchases.

Financing activities

Net cash provided by financing activities was $65.0 million during the year ended December 31, 2022 compared with $26.3 million provided by financing activities the year ended December 31, 2021. During the year ended December 31, 2022, we received $54.5 million net proceeds from the Offering which closed on April 18, 2022, $9.3 million excess proceeds from the refinancing of our long-term debt in January 2022, $1.1 million from the issuance of common stock under stock incentive plans, and $0.5 million in litigation financing deployments. These inflows were offset by $0.3 million in principal payments on our finance leases. During the year ended December 31, 2021, we received $21.7 million net proceeds from the Private Placement which closed on April 13, 2021, $5.0 million in litigation financing deployments, and $0.1 million excess proceeds from the refinancing of our long-term debt. These inflows were offset by $0.5 million in principal payments on our finance leases. Funds received from litigation deployments are paid directly to the attorneys involved in the RareGen Litigation (as described in Item 3, Legal Proceedings), ongoing costs of which are included as operating outflows.

Contractual Obligations and Commitments

Milestone and Royalty Obligations

Under the UNC License Agreement, the Company is obligated to pay UNC royalties equal to a low single digit percentage of all net sales of drug products whose manufacture, use or sale includes any use of the technology or patent rights covered by the UNC License Agreement, including YUTREPIA.

In March 2012, the Company entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to the Company’s manufacturing capabilities during the term of the agreement. The Company agreed to pay future contingent milestones and royalties on net sales totaling no more than $1.5 million, none of which has been earned as of December 31, 2022.

Purchase Obligations

We enter into contracts in the normal course of business with contract service providers to assist in the performance of our research and development and manufacturing activities. Subject to required notice periods and our obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time. As of December 31, 2022, the Company has non-cancelable commitments for product manufacturing costs of approximately $3.7 million for the year ending December 31, 2023.

In addition, we have entered into a multi-year supply agreement with LGM Pharma, LLC (“LGM”) to produce active pharmaceutical ingredients for YUTREPIA. Under our supply agreement with LGM, we are required to provide rolling forecasts, a portion of which will be considered a binding, firm order, subject to an annual minimum purchase commitment of $2.7 million for the term of the agreement. The agreement expires five years from the first marketing authorization approval of YUTREPIA.

Lease Obligations

We have operating lease obligations including rental amounts due on leases of certain laboratory, manufacturing and office space and equipment under the terms of non-cancelable operating leases. These leases expire at various times through October 2026. Minimum operating lease payments are $1.3 million in 2023, $1.3 million in 2024, $1.4 million in 2025, and $1.2 million in 2026.

We lease specialized laboratory equipment under finance leases expiring in 2024. Minimum finance lease payments are $0.2 million in 2023, and $0.1 million in 2024.

Other Obligations and Contingencies

We from time-to-time are subject to claims and litigation in the normal course of business, none of which we believe represent a risk of material loss or exposure.

We also have employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control or termination without cause, occur.

Critical Accounting Estimates

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

While we describe our significant accounting policies in Note 2 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we have identified the following critical accounting estimates:

Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our incurred expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses are related to expenses incurred with respect to CROs, CMOs and other vendors in connection with research and development and manufacturing activities. We do not currently capitalize costs associated with the production of YUTREPIA.

We base our expenses related to CROs and CMOs on our estimates of the services received and efforts expended pursuant to quotations and contracts with such vendors that conduct research and development and manufacturing activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the applicable research and development or manufacturing expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. There have been no material changes in estimates for the periods presented within this Annual Report on Form 10-K.

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2022, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, with the participation of the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption from such requirement for emerging growth companies.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation: Executive Officers” contained in our definitive proxy statement for our 2023 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2022.

Information required to be disclosed by this Item about our Board is incorporated into this Annual Report on Form 10-K by reference from the section entitled “The Class II Director Election Proposal” contained in our definitive proxy statement for our 2023 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2022.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Delinquent Section 16(a) Reports” contained in our definitive proxy statement for our 2023 annual meeting of stockholders, if applicable, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2022.

Information required to be disclosed by this Item about our Board, the Audit Committee of our Board, our audit committee financial expert, our code of conduct, as amended, or our Code of Conduct, and other corporate governance matters is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Liquidia Corporate Governance” contained in our definitive proxy statement for our 2023 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2022.

The text of our Code of Conduct, which applies to our directors and employees (including our principal executive officer, principal financial officer, and principal accounting officer or controller, and persons performing similar functions), is posted in the “Corporate Governance” section of the Investors section of our website, www.liquidia.com. A copy of the Code of Conduct can be obtained free of charge on our website. We intend to disclose on our website any amendments to, or waivers from, our Code of Conduct that are required to be disclosed pursuant to the rules of the SEC and The Nasdaq Stock Market.

The information presented on our website is not a part of this Annual Report on Form 10-K and the reference to our website is intended to be an inactive textual reference only.

Item 11. Executive Compensation.

Information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation” contained in our definitive proxy statement for our 2023 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2022:

	Number of			Number of
	securities			securities
	to be issued upon			remaining
	exercise of		Weighted-average	available for
	outstanding		exercise price of	future issuance
	options,		outstanding	under equity
	warrants and		options, warrants	compensation
Plan Category	rights		and rights(1)	plans
Equity compensation plans approved by security holders	6,708,700	(2)	$4.80	270,895	(3)
Equity compensation plans not approved by security holders	1,689,562	(4)	$3.25	12,800
Total	8,398,262	(2)	$4.49	283,695
(1)	Represents the weighted-average exercise price of outstanding stock options only.
(2)	Includes an aggregate of (i) 437,373 option shares and 8,446 shares underlying restricted stock units assumed by Liquidia Corporation under the Liquidia Technologies, Inc. 2018 Long-Term Incentive Plan, (ii) 135,574 option shares assumed by Liquidia Corporation under the Liquidia Technologies, Inc. 2016 Equity Incentive Plan, as amended, and (iii) 92,487 option shares assumed by Liquidia Corporation under the Liquidia Technologies, Inc. Stock Option Plan, as amended.
(3)	On January 1, 2023, an additional 2,580,716 shares of common stock were automatically added to the shares authorized for issuance under the Liquidia Corporation 2020 Long-Term Incentive Plan (the “2020 Plan”), pursuant to an “evergreen” provision contained therein. Pursuant to such provision, on January 1 of each year through 2030, the number of shares authorized for issuance under the 2020 Plan is automatically increased by a number equal to four percent of the outstanding shares of common stock as of the end of our immediately preceding fiscal year, or any lesser number of shares of common stock determined by our Board or Compensation Committee of our Board.
(4)	Includes an aggregate of (i) 1,392,362 nonstatutory stock option shares with an exercise price equal to $3.00 granted to Damian deGoa, our former Chief Executive Officer and a current director, on December 14, 2020 (the “deGoa Option”). The deGoa Option remains outstanding and exercisable during Mr. deGoa’s Board tenure, and (ii) 297,200 nonstatutory stock option shares issued under the Liquidia Corporation 2022 Inducement Plan. These options shares were granted outside of the 2020 Plan as an inducement material to acceptance of employment with our company and are subject to nonstatutory stock option agreements. The options were approved by the Compensation Committee of the Board in compliance with and in reliance on Nasdaq Listing Rule 5635(c)(4).

The remaining information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in our definitive proxy statement for our 2023 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Certain Relationships and Related Party Transactions” and “Liquidia Corporate Governance” contained in our definitive proxy statement for our 2023 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Principal Accounting Fees and Services” contained in our definitive proxy statement for our 2023 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements.
(2)	Financial Statement Schedules.

All schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

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

10.5#	Amendment to the Liquidia Corporation 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2022).
10.6#	Liquidia Corporation 2022 Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2022).
10.7#

Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Inducement Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2022).

10.8#

Form of Indemnification Agreement with the Company’s executive officers and directors (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on 8-K12B, filed with the SEC on November 18, 2020).

10.9

Litigation Funding and Indemnification Agreement, dated as of November 17, 2020, by and between RareGen, LLC and PBM RG Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B, filed with the SEC on November 18, 2020).

10.10

Form of Lock-Up Agreement by and among the Company, Liquidia Technologies, Inc. and each of the RareGen members party thereto (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.11++*	Revenue Interest Financing Agreement, dated as of January 9, 2023, by and among Liquidia Technologies, Inc., Healthcare Royalty Partners IV, L.P., and HCR Collateral Management, LLC.
10.12+

Inhaled Collaboration and Option Agreement, dated as of June 15, 2012, by and between Liquidia Technologies, Inc. and Glaxo Group Limited (incorporated herein by reference to Exhibit 10.14 to Liquidia Technologies, Inc.’s Registration Statement on Form S-1, filed with the SEC on June 28, 2018).

10.13+

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
10.15++

Amendment No. 3 to the Inhaled Collaboration and Option Agreement, effective as of June 24, 2019, by and between Liquidia Technologies, Inc. and Glaxo Group Limited (incorporated herein by reference to Exhibit 10.1 to Liquidia Technologies, Inc.’s Current Report on Form 8-K, filed with the SEC on June 28, 2019).

10.16+

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

10.18

6th Amendment to Amended and Restated License Agreement, dated as of June 10, 2016, by and between Liquidia Technologies, Inc. and The University of North Carolina at Chapel Hill (incorporated herein by reference to Exhibit 10.19 to Liquidia Technologies, Inc.’s Registration Statement on Form S-1, filed with the SEC on June 28, 2018).

10.19+

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

10.21#

Nonstatutory Stock Option Inducement Award Agreement, dated as of December 15, 2020, by and between the Company and Damian deGoa (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2020).

10.22#

Separation Agreement and General Release, dated as of January 31, 2022, by and between Liquidia Technologies, Inc. and Damian deGoa (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 4, 2022).

10.23#

Executive Employment Agreement, dated as of January 3, 2022, by and between Liquidia Corporation and Roger A. Jeffs, Ph.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2022).

10.24#

Executive Employment Agreement, dated as of November 30, 2020, by and between Liquidia Technologies, Inc. and Michael Kaseta (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 1, 2020).

10.25#

Amended and Restated Executive Employment Agreement, dated as of July 25, 2018, by and between Liquidia Technologies, Inc. and Robert Lippe (incorporated herein by reference to Exhibit 10.2 to Liquidia Technologies, Inc.’s Current Report on Form 8-K, filed with the SEC on July 30, 2018).

10.26#

Severance Agreement and General Release, dated as of June 28, 2022, by and between Liquidia Technologies, Inc. and Tushar Shah, M.D (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2022).

10.27#

Executive Employment Agreement, dated as of June 13, 2022, by and between Liquidia Technologies, Inc. and Rajeev Saggar (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2022).

10.28

Cooperation Agreement by and among the Company, Liquidia Technologies, Inc., PBM Capital Finance, LLC and PD Joint Holdings, LLC Series 2016-A, dated as of June 29, 2020 (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.29

Cooperation Agreement by and among the Company, Liquidia Technologies, Inc. and Serendipity BioPharma LLC, dated as of June 29, 2020 (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.30

Standstill Agreement, dated as of April 12, 2021, by and among Liquidia Corporation and the Purchasers party thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2021).

10.31#	Liquidia Corporation 2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).
10.32#

Amendment No. 1 to the Liquidia Corporation 2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2022).

10.33#	Liquidia Corporation Annual Cash Bonus Plan (incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).
10.34#

Liquidia Corporation Executive Severance and Change in Control Plan (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2021).

10.35

Lease Agreement, dated as of June 29, 2007, by and between Liquidia Technologies, Inc. and Durham KTP Tech 4, LLC, as amended (incorporated herein by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.36++

Promotion Agreement, dated as of August 1, 2018, by and between RareGen, LLC and Sandoz Inc. (incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.37++

First Amendment to Promotion Agreement, dated as of May 8, 2020, by and between RareGen, LLC and Sandoz Inc. (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.38

Second Amendment to Promotion Agreement, dated as of September 4, 2020, by and between RareGen, LLC and Sandoz Inc. (incorporated herein by reference to Exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed on September 4, 2020).

10.39++*	Third Amendment to Promotion Agreement, dated as of November 18, 2022 by and between Liquidia PAH, LLC and Sandoz Inc.
10.40

Joint Development Agreement, dated May 3, 2019, between RareGen, LLC and Carelife USA Inc. (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.41++

LIQ861 API Supply Agreement, dated as of January 10, 2020, by and among LGM Pharma LLC, Yonsung Fine Chemicals Co. Ltd. and Liquidia Technologies, Inc. (incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2022).

10.42++

Commercial Manufacturing Services and Supply Agreement, dated November 12, 2020, by and between Liquidia Technologies, Inc. and Xcelience, LLC (now Lonza Tampa, LLC) (incorporated herein by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2022).

10.43++*	Device Development and Supply Agreement, dated as of December 1, 2022, by and among Mainbridge Health Partners, LLC, Sandoz Inc. and Liquidia PAH, LLC.
21.1*	Subsidiaries of Liquidia Corporation.
23.1*	Consent of PricewaterhouseCoopers LLP, independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101).

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

Liquidia Corporation

Date: March 20, 2023	By:	/s/ Roger A. Jeffs, Ph.D.
	Name:	Roger A. Jeffs, Ph.D.
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Roger A. Jeffs, Ph.D.	Director and Chief Executive Officer	March 20, 2023
Roger A. Jeffs, Ph.D.	(Principal Executive Officer)

/s/ Michael Kaseta	Chief Financial Officer	March 20, 2023
Michael Kaseta	(Principal Financial and Accounting Officer)

/s/ Dr. Stephen Bloch	Chairman of the Board of Directors	March 20, 2023
Dr. Stephen Bloch

/s/ Damian deGoa	Director	March 20, 2023
Damian deGoa

/s/ Katherine Rielly-Gauvin	Director	March 20, 2023
Katherine Rielly-Gauvin

/s/ Dr. Joanna Horobin	Director	March 20, 2023
Dr. Joanna Horobin

/s/ David Johnson	Director	March 20, 2023
David Johnson

/s/ Arthur Kirsch	Director	March 20, 2023
Arthur Kirsch

/s/Paul B. Manning	Director	March 20, 2023
Paul B. Manning

/s/ Raman Singh	Director	March 20, 2023
Raman Singh

LIQUIDIA CORPORATION

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Liquidia Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Liquidia Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company may require additional financing to fund future operations. Management’s evaluation of the events and conditions and plans to mitigate this matter are also described in Note 1.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 20, 2023

We have served as the Company’s auditor since 2014.

Liquidia Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$93,283	$57,494
Accounts receivable, net	5,017	2,990
Prepaid expenses and other current assets	1,511	792
Total current assets	99,811	61,276
Property, plant and equipment, net	4,151	5,017
Operating lease right-of-use assets, net	2,101	2,412
Indemnification asset, related party	6,595	6,282
Contract acquisition costs, net	8,604	10,138
Intangible asset, net	3,726	4,390
Goodwill	3,903	3,903
Other assets	307	311
Total assets	$129,198	$93,729
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,197	$1,070
Accrued expenses and other current liabilities	5,522	5,171
Current portion of operating lease liabilities	900	775
Current portion of finance lease liabilities	181	311
Total current liabilities	8,800	7,327
Litigation finance payable	6,594	6,143
Long-term operating lease liabilities	3,332	4,232
Long-term finance lease liabilities	171	352
Long-term debt	19,879	10,410
Total liabilities	38,776	28,464
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized, none outstanding	—	—
Common stock — $0.001 par value, 80,000,000 shares authorized, 64,517,912 and 52,287,737 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	64	52
Additional paid-in capital	440,954	374,794
Accumulated deficit	(350,596)	(309,581)
Total stockholders’ equity	90,422	65,265
Total liabilities and stockholders’ equity	$129,198	$93,729

The accompanying notes are an integral part of these consolidated financial statements.

Liquidia Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenue	$15,935	$12,853
Costs and expenses:
Cost of revenue	2,859	3,023
Research and development	19,435	20,517
General and administrative	32,411	23,110
Total costs and expenses	54,705	46,650
Loss from operations	(38,770)	(33,797)
Other income (expense):
Interest income	1,090	33
Interest expense	(2,338)	(762)
Loss on extinguishment of debt	(997)	(53)
Total other expense, net	(2,245)	(782)
Net loss and comprehensive loss	$(41,015)	$(34,579)
Net loss per common share, basic and diluted	$(0.67)	$(0.70)
Weighted average common shares outstanding, basic and diluted	60,958,862	49,677,737

The accompanying notes are an integral part of these consolidated financial statements.

Liquidia Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	43,336,277	$43	$346,045	$(275,002)	$71,086
Issuance of common stock upon exercise of stock options	14,699	—	41	—	41
Issuance of common stock under employee stock purchase plan	270,185	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	40,539	—	—	—	—
Sale of common stock, net	8,626,037	9	21,701	—	21,710
Issuance of warrants	—	—	261	—	261
Stock-based compensation	—	—	6,746	—	6,746
Net loss	—	—	—	(34,579)	(34,579)
Balance as of December 31, 2021	52,287,737	$52	$374,794	$(309,581)	$65,265
Issuance of common stock upon exercise of stock options	232,877	—	838	—	838
Issuance of common stock upon vesting of restricted stock units	54,181	—	—	—	—
Issuance of common stock under employee stock purchase plan	51,941	—	258	—	258
Issuance of warrants	—	—	1,317	—	1,317
Equity consideration for acquisition	616,666	1	(1)	—	—
Sale of common stock, net	11,274,510	11	54,450	—	54,461
Stock-based compensation	—	—	9,298	—	9,298
Net loss	—	—	—	(41,015)	(41,015)
Balance as of December 31, 2022	64,517,912	$64	$440,954	$(350,596)	$90,422

The accompanying notes are an integral part of these consolidated financial statements.

Liquidia Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(41,015)	$(34,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,298	6,746
Depreciation and amortization	3,647	5,612
Non-cash lease expense	311	237
Loss on disposal of property and equipment	4	44
Loss on extinguishment of debt	997	53
Non-cash interest expense	328	232
Changes in operating assets and liabilities:
Accounts receivable, net	(2,027)	(2,990)
Prepaid expenses and other current assets	(719)	(40)
Other non-current assets	4	80
Accounts payable	814	(7,559)
Accrued expenses and other current liabilities	545	563
Refund liability	—	(1,769)
Operating lease liabilities	(775)	(665)
Net cash used in operating activities	(28,588)	(34,035)
Investing activities
Purchases of property, plant and equipment	(592)	(107)
Proceeds from the sale of property, plant and equipment	5	—
Net cash used in investing activities	(587)	(107)
Financing activities
Principal payments on finance leases	(311)	(477)
Principal payments on long-term debt	(10,500)	(10,353)
Proceeds from issuance of long-term debt with warrants, net	19,767	10,410
Receipts from litigation financing	451	4,989
Proceeds from sale of common stock, net of underwriting fees and commissions	54,461	21,710
Proceeds from issuance of common stock under stock incentive plans	1,096	41
Net cash provided by financing activities	64,964	26,320
Net increase (decrease) in cash and cash equivalents	35,789	(7,822)
Cash and cash equivalents, beginning of period	57,494	65,316
Cash and cash equivalents, end of period	$93,283	$57,494
Supplemental disclosure of cash flow information
Cash paid for interest	$1,626	$423
Cash paid for operating lease liabilities	$1,244	$1,208
Reduction of lease liability and right-of-use asset from lease modification	$—	$39
Non-cash increase in property, plant and equipment through accounts payable	$139	$—
Non-cash increase in indemnification asset through accounts payable	$313	$4,895

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

The Company generates revenue primarily pursuant to a promotion agreement between Liquidia PAH and Sandoz Inc. (“Sandoz”), dated as of August 1, 2018, as amended (the “Promotion Agreement”), sharing profit derived from the sale of Sandoz’s substitutable generic treprostinil injection (“Treprostinil Injection”) in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. The Company employs a targeted sales force calling on physicians and hospital pharmacies in the treatment of pulmonary arterial hypertension (“PAH”), as well as key stakeholders involved in the distribution and reimbursement of Treprostinil Injection. Strategically, the Company believes that its commercial presence in the field will enable an efficient base to expand from for the launch of YUTREPIA upon final approval, leveraging existing relationships and further validating its reputation as a company committed to supporting PAH patients.

The Company conducts research, development and manufacturing of novel products by applying its subject matter expertise in cardiopulmonary diseases and our proprietary PRINT® technology, a particle engineering platform that enables precise production of uniform drug particles designed to improve the safety, efficacy, and performance of a wide range of therapies. Through development of the Company’s own products and research with third parties, the Company has experience applying PRINT across multiple routes of administration and drug payloads including inhaled therapies, vaccines, biologics, nucleic acids and ophthalmic implants, among others.

The Company’s lead product candidate, for which it holds worldwide commercial rights, is YUTREPIA for the treatment of PAH. YUTREPIA is an inhaled dry powder formulation of treprostinil designed with PRINT to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low resistance dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labelled dose of current inhaled therapies. The Company’s New Drug Application (“NDA”) for YUTREPIA was tentatively approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of PAH in November 2021. The FDA also confirmed that the clinical data in the NDA would support the Company’s pursuit of a supplemental NDA to treat patients with pulmonary hypertension and interstitial lung disease (PH-ILD) upon the expiration of regulatory exclusivity for the nebulized form of treprostinil in March 2024.

Recent Developments

On January 9, 2023, the Company entered into a Revenue Interest Financing Agreement (the “RIFA”) with HealthCare Royalty Partners IV, L.P. (“HCR”) and HealthCare Royalty Management, LLC. Pursuant to the RIFA and subject to customary closing conditions, HCR has agreed to pay the Company an aggregate investment amount of up to $100.0 million (the “Investment Amount”). Under the terms of the RIFA, $32.5 million of the Investment Amount was funded on January 27, 2023 (the “Initial Investment Amount”), $22.4 million of which was used to satisfy in full and retire the Company’s indebtedness under the Amended and Restated Loan and Security Agreement with Silicon Valley Bank, with the excess proceeds less transaction costs of approximately $0.7 million funded to the Company. Under the RIFA, an additional $35.0 million of the Investment Amount will be funded fifteen business days after the earlier of regulatory approval of YUTREPIA or a favorable determination relating to the asserted patents in the ongoing patent litigation with

United Therapeutics Corporation and $25.0 million of the Investment Amount will be funded fifteen business days after the mutual agreement of HCR and the Company to fund such amount.  See Note 16 for further information.

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

Liquidity

The Company expects to incur significant expenses and operating losses for the foreseeable future as it seeks regulatory approval and prepares for commercialization of any approved product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if the Company's development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales. The Company may require additional capital in advance of a potential commercial launch of YUTREPIA. If the Company is unable to access the contingent Investment Amounts from the RIFA or generate substantial YUTREPIA product revenue by the second quarter of 2024, the Company will require additional capital. The Company may also require additional capital to pursue in-licenses or acquisitions of other product candidates. If the Company concludes it requires but is unable to obtain funding, the Company could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect its business prospects.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has financed its growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, bank borrowings with warrants and the issuance of convertible notes and warrants, and revenue interest financing. Since inception, the Company has incurred recurring losses, including net loss of $41.0 million for the year ended December 31, 2022 and the Company had an accumulated deficit of $350.6 million as of December 31, 2022. Although the Company expects to continue to generate operating losses for the foreseeable future, management believes that based on its current operating plan, excluding any potential contingent Investment

Amounts from the RIFA and future YUTREPIA product revenue, its cash and cash equivalents will be sufficient to fund operations and capital expenditure requirements and allow it to remain in compliance with its minimum cash covenants pursuant to the RIFA for at least twelve months from the issuance date of these consolidated financial statements. If the Company is unable to access additional Investment Amounts from the RIFA, there could be substantial doubt about the Company’s ability to continue as a going concern as of the date of the issuance of the Company’s second quarter 2023 financial statements. The Company has based these estimates on assumptions that may differ from actual results, and it could use its available resources sooner than expected.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses during the period. These estimates are based on historical experience and various other assumptions believed reasonable under the circumstances. The Company evaluates its estimates on an ongoing basis, including those related to the valuation of stock-based awards, certain accruals, and intangible and contract acquisition cost amortization, and makes changes to the estimates and related disclosures as experience develops or new information becomes known. Actual results will most likely differ from those estimates.

Summary of Significant Accounting Policies

Cash

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company is exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding its cash and cash equivalents to the extent of amounts recorded on the consolidated balance sheet. As of December 31, 2022 all of the Company’s cash and cash equivalents were held with Silicon Valley Bank (“SVB”). Following the March 10, 2023 closure of SVB, substantially all of the Company’s cash and cash equivalents were moved to a different accredited financial institution. The Company has not experienced any losses on such accounts and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Such deposits have and will continue to exceed federally insured limits.

Accounts Receivable

Accounts receivable are stated at net realizable value and net of an allowance for credit losses as of each balance sheet date, if applicable. One customer accounted for 99% and 98% of accounts receivable at December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company has not recorded an allowance for credit losses.

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

Long-Lived Assets

The Company reviews long-lived assets for realizability on an ongoing basis. Changes in depreciation and amortization, generally accelerated depreciation and variable amortization, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. The Company also reviews for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. In those circumstances, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. Any impairment loss is calculated as the excess of the asset’s carrying value over its estimated fair value. Fair value is estimated based on the discounted cash flows for the asset group over the remaining useful life or based on the expected cash proceeds for the asset less costs of disposal. Any impairment losses would be recorded in the consolidated statements of operations. To date, no such impairments have occurred.

Goodwill

The Company assesses goodwill for impairment at least annually as of July 1 or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For example, significant and unanticipated changes or our inability to obtain or maintain regulatory approvals for our product candidates, including the NDA for YUTREPIA, could trigger testing of our goodwill for impairment. The Company has one reporting unit. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, in which case a quantitative impairment test is not required.

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

The Company completed its annual goodwill impairment test as of July 1, 2022. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the assessment.

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

On August 1, 2018, the Company partnered with Sandoz in the Promotion Agreement to launch the first-to-file generic of Treprostinil Injection for the treatment of patients with PAH. Under the Promotion Agreement, the Company provides certain promotional and nonpromotional activities on an exclusive basis for the product in the United States of America for the treatment of PAH, in exchange for a share of Sandoz’s net profits, as defined within the Promotion Agreement. In addition, the Company paid Sandoz $20.0 million at the inception of the Promotion Agreement, in consideration for the right to conduct the promotional activities for the product. In exchange for its services, the Company is entitled to receive a portion of net profits based on specified profit levels associated with the product.

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

Stock-Based Compensation

The Company estimates the grant date fair value of its stock-based awards and amortizes this fair value to compensation expense over the requisite service period or vesting term (see Note 8).

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents.

Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Due to their anti-dilutive effect, the calculation of diluted net loss per share excludes the following common stock equivalent shares:

	Year Ended
	December 31,
	2022	2021
Stock Options	7,757,017	5,234,582
Restricted Stock Units	399,349	259,705
Warrants	445,205	168,767
Total	8,601,571	5,663,054

Certain common stock warrants are included in the calculation of basic and diluted net loss per share since their exercise price is de minimis.

Fair Value of Financial Instruments

The carrying amounts reflected in the Company's consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities approximate their fair values due to their short-term nature.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following tables present the placement in the fair value hierarchy of financial liabilities measured at fair value:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2022	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Money market mutual funds (cash equivalents)	$92,283	$—	$—	$92,283
Liabilities
A&R Silicon Valley Bank term loan	$—	$18,853	$—	$19,879

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2021	(Level 1)	(Level 2)	(Level 3)	Value
Assets
Money market mutual funds (cash equivalents)	$56,494	$—	$—	$56,494
Liabilities
Silicon Valley Bank term loan	$—	$10,021	$—	$10,410

Money market mutual funds are included in cash and cash equivalents on the Company's consolidated balance sheets. They are valued using quoted market prices and therefore are classified within Level 1 of the fair value hierarchy.

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

3. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,	December 31,
	2022	2021
Lab and build-to-suit equipment	$6,257	$6,600
Office equipment	19	19
Furniture and fixtures	134	177
Computer equipment	291	347
Leasehold improvements	11,409	11,457
Construction-in-progress	155	—
Total property, plant and equipment	18,265	18,600
Accumulated depreciation and amortization	(14,114)	(13,583)
Property, plant and equipment, net	$4,151	$5,017

The Company recorded depreciation and amortization expense of $1.4 million and $1.8 million for the years ended December 31, 2022 and 2021, respectively. Maintenance and repairs are expensed as incurred and were $0.3 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

4. Contract Acquisition Costs and Intangible Asset, and Goodwill

Contract acquisition costs and intangible asset are summarized as follows:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract acquisition costs	$12,980	$(4,376)	$8,604	$12,980	$(2,842)	$10,138
Intangible asset	$5,620	$(1,894)	3,726	$5,620	$(1,230)	4,390

The Company is amortizing the value of the contract acquisition costs and customer relationship intangible asset on a pro-rata basis based on the estimated total revenue or net profits to be recognized over the period from November 18, 2020 through December 2032, the termination date of the Promotion Agreement (see Note 2-Revenue Recognition). Amortization of contract acquisition costs is recorded as a reduction of revenue and amortization of the intangible asset is recorded as cost of revenue.

The Company recorded amortization related to the contract acquisition costs of $1.5 million and $2.7 million for the years ended December 31, 2022 and 2021, respectively. The Company recorded amortization related to the intangible asset of $0.7 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively. Annual amortization over the next five years is expected to be lower than prior years primarily due to an amendment to the Sandoz Agreement entered into during the fourth quarter of 2022, which extended the term of the Agreement by five years.

During the year ended December 31, 2020 the Company recorded goodwill of $3.9 million, which primarily represents the Liquidia PAH assembled workforce and the residual value of the purchase consideration and assumed liabilities that exceeded the assets acquired (see Note 2-Goodwill). As of December 31, 2022, the Company concluded that there were no events or changes in circumstances that indicated that the carrying amount of goodwill was not recoverable.

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

Litigation proceeds will be split equally between Liquidia PAH and Sandoz. Unless there is an event of default by Henderson, litigation proceeds received by Liquidia PAH must be applied first to repayment of total Deployments received. Litigation proceeds in excess of Deployments received are split between Liquidia PAH and Henderson according to a formula. Unless there is an event of default by PBM, all proceeds received by Liquidia PAH are due to PBM as described further below.

On November 17, 2020, Liquidia PAH entered into a Litigation Funding and Indemnification Agreement (“Indemnification Agreement”) with PBM. PBM is considered to be a related party as it is controlled by a major stockholder (which beneficially owns approximately 9.3% of Liquidia Corporation Common Stock as of March 1, 2023) who is also a member of the Company’s Board of Directors.

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

As of December 31, 2022, the Indemnification Asset and Litigation Finance Payable were classified as long-term assets and liabilities, respectively as it is considered unlikely that the litigation will conclude prior to December 31, 2023.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
	2022	2021
Accrued compensation	$2,862	$3,157
Accrued research and development expenses	1,757	344
Accrued other expenses	903	1,670
Total accrued expenses and other current liabilities	$5,522	$5,171

7. Stockholders’ Equity

Authorized Capital

As of December 31, 2022, the authorized capital of the Company consists of 90,000,000 shares of capital stock, $0.001 par value per share, of which 80,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

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

Warrants

During the year ended December 31, 2022, no warrants to purchase shares of common stock were exercised. During the year ended December 31, 2021, 40,702 warrants to purchase shares of common stock were exercised.

As of December 31, 2022, outstanding warrants consisted of the following:

	Number of
	warrants	Exercise Price		Expiration Date
A&R SVB Warrant - Initial Tranche (see Note 12)	250,000		$5.14	January 6, 2032
SVB Warrant - Initial Tranche (see Note 12)	100,000		$3.05	February 26, 2031
SVB Warrant - Term B and Term C Tranches (see Note 12)	100,000	$	n/a	February 26, 2031
Other warrants	65,572		$0.02	December 31, 2026

8. Stock-Based Compensation

2020 Long-Term Incentive Plan

The Company’s 2020 Long-Term Incentive Plan (the “2020 Plan”) provides for the granting of stock options, appreciation rights, stock awards, stock units, and other stock-based awards and for accelerated vesting under certain change of control transactions. The number of shares of the Company’s common stock available for issuance under the 2020 Plan will automatically increase on January 1 of each year through 2030, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors (the “Evergreen Provision”). On January 1, 2023, the number of shares of common stock available for issuance under the 2020 Plan automatically increased by 2,580,716 shares to 2,851,611 shares pursuant to the Evergreen Provision. As of December 31, 2022, there were 270,895 shares available for future grants under the 2020 Plan.

The 2020 Plan replaced the Company’s prior equity award plans and such plans have been discontinued, however, the outstanding awards will continue to remain in effect in accordance with their terms. Shares that are returned under these prior plans upon cancellation, termination or expiration of awards outstanding will not be available for grant under the 2020 Plan. As of December 31, 2022, the Company had a total of 673,880 shares of common stock reserved for issuance related to the remaining outstanding equity awards granted under the prior plans.

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

The Company reserved 310,000 shares of the Company's common stock for issuance pursuant to equity awards granted under the 2022 Inducement Plan, and the 2022 Inducement Plan will be administered by the Compensation Committee. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2022 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board (or any subsidiary of the Company), or following a bona fide period of non-employment by the Company (or a subsidiary of the Company), if he or she is granted such equity awards in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. As of December 31, 2022, the Company had a total of 12,800 shares available to issue under the 2022 Inducement Plan.

Employee Stock Purchase Plan

In November 2020, stockholders approved the Liquidia Corporation 2020 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions, subject to plan limitations. Unless otherwise determined by the administrator, the Company’s common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is 85% of the lesser of the fair market value of the Company’s common stock on the first and last trading day of the offering period. During the year ended December 31, 2022, 51,941 shares of common stock were issued under the ESPP. As of December 31, 2022, a total of 548,059 shares of the Company’s common stock are reserved for issuance under the ESPP. On January 1, 2023, in connection with an evergreen provision contained in the ESPP, an additional 150,000 shares of the Company’s common stock were reserved for issuance under the ESPP.

CEO Options

During December 2020, the Company issued a stock option grant to its then new Chief Executive Officer, Damian deGoa, to purchase up to 2,000,000 shares of the Company’s common stock (the “CEO Option”) at the exercise price on the grant date of $3.00 per share. The CEO Option was issued outside of the 2020 Plan and 1,375,000 options vested in the fourth quarter of 2021 upon achievement of certain milestones and the passage of time, and ceased vesting upon the termination of Mr. deGoa’s employment on January 31, 2022. However, the CEO Option will remain exercisable so long as Mr. deGoa remains a director of the Company in accordance with his Separation Agreement. This change to vesting terms was treated as a modification of the original award resulting in a stock-based compensation charge of $2.9 million during the year ended December 31, 2022.

On June 16, 2022, pursuant to Roger Jeffs’s executive employment agreement dated January 3, 2022 (the “Jeffs Employment Agreement”), the Company granted Dr. Jeffs 931,745 nonstatutory stock options (the “Second Tranche Option”), with an exercise price per share equal to the closing price of a share of common stock on the date of grant. The Second Tranche Option is subject to the following vesting schedule: 25% of the grant vested and became exercisable on January 3, 2023, and the remaining portion of the grant will become vested and exercisable, as applicable, in equal monthly installments over the following thirty-six months, subject to Dr. Jeffs’ continuous employment with the Company on each such vesting date. Notwithstanding the foregoing, in the event of a Change in Control (as defined in the 2020 Plan), 100% of the unvested portion of the Options shall become vested and exercisable as of the closing date of such Change in Control, provided that Dr. Jeffs is actively employed with the Company on such date.

Stock-Based Compensation Valuation and Expense

Total stock-based compensation expense recognized for employees and non-employees was as follows:

	Year Ended
	December 31,
By Expense Category:	2022	2021
Research and development	$1,409	$1,923
General and administrative	7,889	4,823
Total stock-based compensation expense	$9,298	$6,746

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted-average basis, by type of award:

	As of December 31, 2022
		Weighted
		Average
		Remaining
		Recognition
	Unamortized	Period
	Expense	(Years)
Stock options	$15,532	2.9
Restricted stock units	$1,723	2.9

The Company accounts for its employee stock-based compensation plans using the fair value method. The fair value method requires the Company to estimate the grant-date fair value of its stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted and purchase rights issued under the ESPP.

For restricted stock units (“RSUs”), the grant-date fair value is based upon the market price of the Company’s common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term.

The following table summarizes the assumptions used for estimating the fair value of stock options granted under the Black-Scholes option-pricing model during the years ended December 31, 2022 and 2021:

Year Ended
December 31,
	2022	2021
Expected dividend yield	—	—
Risk-free interest rate	1.46% - 3.96%	0.62% - 1.67%
Expected volatility	90% - 95%	91% - 96%
Expected life (years)	5.8 - 6.1	5.2 - 6.1

The following table summarizes the assumptions used for estimating the fair value purchase rights granted to employees under the ESPP under the Black-Scholes option-pricing model during the year ended December 31, 2022:

Year Ended
December 31,
2022
Expected dividend yield	—
Risk-free interest rate	0.69% - 3.92%
Expected volatility	80% - 129%
Expected life (years)	0.50

The following describes the Company’s methodology for determining each assumption:

Expected Dividend Yield: The dividend yield percentage is zero because the Company has not historically paid dividends and does not expect to for the foreseeable future.

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

Stock Options

The following table summarizes the Company’s stock option activity during the year ended December 31, 2022:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2021	5,598,009	$4.19
Granted	4,489,277	5.22
Exercised	(233,356)	3.60
Cancelled	(1,455,668)	5.73
Outstanding as of December 31, 2022	8,398,262	$4.49	8.5	$17,628
Exercisable as of December 31, 2022	3,327,055	$4.03	7.8	$9,442
Vested and expected to vest as of December 31, 2022	7,914,670	$4.47	8.5	$16,849

The weighted average fair value for options granted during the years ended December 31, 2022 and 2021 was $3.94 and $2.23 per share, respectively. The aggregate intrinsic value of stock options in the table above represents the difference between the $6.37 closing price of the Company’s common stock as of December 31, 2022 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

Additional information related to our stock options is summarized below:

	December 31,
	2022	2021
Cash proceeds from options exercised	$837	$41
Aggregate intrinsic value of options exercised	$553	$21
Fair value of options vested	$4,427	$6,169

Restricted Stock Units

Restricted Stock Units (“RSUs”) represent the right to receive shares of common stock of the Company at the end of a specified time period or upon the achievement of a specific milestone. RSUs can only be settled in shares of the Company’s common stock. During the year ended December 31, 2022, the Board of Directors approved grants of an aggregate of 503,403 time-based RSUs to employees. 93,834 of these RSUs were issued to Dr. Rajeev Saggar, the Company’s Chief Medical Officer since July 2022, pursuant to his employment agreement of which 50% will vest on the first anniversary of his start date with the balance to vest quarterly through July 2025. 63,230 of these RSUs were issued to Dr. Jeffs pursuant to his employment agreement and vest quarterly through January 2023. The remaining 346,339 RSUs vest over a four-year period similar to stock options granted to employees.

The following table summarizes the Company’s RSU activity during the year ended December 31, 2022:

		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	RSUs	(per RSU)
Unvested as of December 31, 2021	15,204	$3.31
Granted	503,403	5.64
Vested	(54,181)	4.91
Forfeited	(56,700)	6.25
Unvested as of December 31, 2022	407,726	$5.57

9. Revenue From Contracts With Customers

On August 1, 2018, the Company partnered with Sandoz in the Promotion Agreement to launch the first-to-file generic of Treprostinil Injection for the treatment of patients with PAH. Under the Promotion Agreement, the Company provides certain promotional and nonpromotional activities on an exclusive basis for the product in the United States of America for the treatment of PAH. The Company paid Sandoz $20.0 million at the inception of the Promotion Agreement, in consideration for the right to conduct the promotional and nonpromotional activities for the product. In exchange for its services, the Company is entitled to receive a portion of net profits, as defined within the Promotion Agreement, based on specified profit levels associated with the product. See Note 2 for Revenue Recognition accounting policy.

In accordance with the Promotion Agreement, Liquidia PAH receives consideration from Sandoz in the form of a share of Net Profits for the promotional activities it performs. The share of Net Profits received is subject to adjustments from Sandoz for items such as distributor chargebacks, rebates, inventory returns, inventory write-offs and other adjustments (the “Net Profits Adjustment”). The Company expects to refund certain amounts to Sandoz through a reduction of the cash received from future Net Profits generated under the Promotion Agreement. As of December 31, 2022 and 2021, a $0.5 million refund liability is offset against accounts receivable from Sandoz.

The Company derived approximately 98% and 99% of its revenue from the Promotion Agreement for the years ended December 31, 2022 and 2021, respectively.

10. Income Taxes

No provision for federal and state income tax expense has been recorded for the years ended December 31, 2022 and 2021 due to the valuation allowance recorded against the net deferred tax asset and recurring losses.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31, 2022 and 2021:

	2022	2021
Deferred income tax assets:
Tax loss carryforwards	$59,241	$57,302
Research and development credits	3,942	4,204
R&D section 174 costs	4,584	—
Share-based compensation	4,637	3,213
Lease liability	1,157	1,627
Compensation	621	800
Fixed assets	369	250
Patent amortization	476	325
Accrued litigation costs	1,546	1,641
Settlement reserve	123	141
Other	2	1
Valuation allowance	(74,549)	(66,987)
Total deferred income tax assets	2,149	2,517
Deferred income tax liabilities:
Section 481(a) adjustment	21	48
Intangible assets	1,546	1,679
Right of use asset	582	790
Total deferred income tax liabilities	2,149	2,517
Total net deferred tax	$—	$—

As of December 31, 2022 and 2021, the Company has established a full valuation allowance against its net deferred tax assets since, at the time, the Company could not assert that it was more likely than not that its deferred tax assets would be realized. As a result, there was an increase in the valuation allowance in 2022 of approximately $7.6 million.

As of December 31, 2022, the Company had federal and state income tax loss carryforwards of $278.7 million and $304.1 million, respectively, which begin to expire in 2024 for federal purposes and in 2023 for state purposes. In addition, the Company has tax credit carryforwards for federal tax purposes of approximately $4.3 million as of December 31, 2022, which begin to expire in 2026. The utilization of net operating loss and tax credit carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the loss carryforwards.

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

The reasons for the difference between actual income tax expense for the years ended December 31, 2022 and 2021 and the amount computed by applying the statutory federal income tax rate to income before income tax are as follows:

	2022		2021
		% of		% of
		Pretax		Pretax
	Amount	Earnings	Amount	Earnings
Income tax benefit at statutory rate	$(8,613)	21.0%	$(7,261)	21.0%
State income taxes, net of federal tax benefit	(1,787)	4.4	(2,626)	7.6
Non-deductible expenses	1	—	—	—
Stock-based compensation	310	(0.8)	286	(0.8)
Credits	—	—	(262)	0.8
Deferred tax true-up	1,159	(2.9)	—	—
Change in state rate	1,368	(3.3)	4,454	(12.9)
Other	—	—	18	(0.1)
Change in valuation allowance	7,562	(18.4)	5,391	(15.6)
Provision for income taxes	$—	—%	$—	—%

The Company has determined that there may be a future limitation on the Company’s ability to utilize its entire federal R&D credit carryover. Therefore, the Company recognized an uncertain tax benefit associated with the federal R&D credit carryover during the years ended December 31, 2022 and 2021, as follows:

Balance at December 31, 2020	$403
Increases related to 2021	52
Balance at December 31, 2021	455
Decreases related to 2022	(65)
Balance at December 31, 2022	$390

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company has determined that it had no other material uncertain tax benefits for the year ended December 31, 2022. The Company’s policy for recording interest and penalties related to uncertain tax provisions is to record them as a component of the provision for income taxes. The Company did not have any accrued interest or penalties associated with any unrecognized tax positions as of December 31, 2022 and 2021, and there were no such interest or penalties recognized during the years ended December 31, 2022 and 2021.

On November 18, 2021, North Carolina enacted the 2021 Appropriations Act, which included a gradual corporate income tax rate decrease from the current 2.5% to 0% by 2030. The Company is in a cumulative loss position and does not have significant deferred tax liabilities that can be utilized as a source of taxable income in the future. Therefore, in 2021, the Company reduced its deferred tax asset related to North Carolina NOLs to zero, as no benefit is expected to be realized from these deferred tax assets prior to 2030 when there would be no income tax in North Carolina. The reduction in the value of the deferred tax assets resulted in $5.7 million of cumulative tax expense, which is fully offset by the reduction in the corresponding valuation allowance. If the Company becomes profitable prior to 2030, the Company will recognize an income tax benefit related to the portion of its deferred tax asset related to North Carolina NOLs utilized.

The Company has all tax years open to examination by federal tax and state tax jurisdictions. No income tax returns are currently under examination by taxing authorities.

11. Leases

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

The Company does not have access to certain inputs used by its lessors to calculate the rate implicit in its finance leases. As such, the Company utilized its estimated incremental borrowing rate for the discount rate applied to its finance leases. The original incremental borrowing rate used on finance leases was 7.5%. During February 2021, the Company exercised the lease purchase option for certain finance leases that had expired and entered into a lease modification agreement with its existing lessor for certain other finance leases. The modification resulted in an increase in the remaining lease term of between 24 and 48 months as well as a decrease in the monthly payments associated with the respective modified leases. The incremental borrowing rate used on the modified leases was 6.5%. The lease modification had an immaterial impact on the Company’s 2021 consolidated financial statements.

The Company’s lease cost is reflected in the accompanying Statements of Operations and Comprehensive Loss as follows:

		Year Ended December 31,
	Classification	2022	2021
Operating lease cost:
Fixed lease cost	Research and development	$702	$702
Fixed lease cost	General and administrative	78	78
Finance lease cost:
Amortization of lease assets	Research and development	135	267
Interest on lease liabilities	Interest expense	32	43
Total Lease Cost		$947	$1,090

The weighted average remaining lease term and discount rates as of December 31, 2022 were as follows:

Weighted average remaining lease term (years):
Operating leases	3.8
Finance leases	1.9
Weighted average discount rate:
Operating leases	10.3%
Finance leases	6.5%

The discount rate for operating leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms.

The future minimum lease payments as of December 31, 2022 were as follows:

	Operating	Finance
Year ending December 31:	Leases	Leases	Total
2023	$1,283	$195	$1,478
2024	1,317	115	1,432
2025	1,356	64	1,420
2026	1,158	—	1,158
Total minimum lease payments	5,114	374	5,488
Less: Interest	(882)	(22)	(904)
Present value of lease liabilities	$4,232	$352	$4,584

12. Long-Term Debt

Long-term debt consisted of the following:

		December 31,	December 31,
	Maturity Date	2022	2021
A&R Silicon Valley Bank term loan	December 1, 2025	$19,879	$—
Silicon Valley Bank term loan	September 1, 2024	—	10,410
Long-term debt		$19,879	$10,410

On January 9, 2023, the Company entered into a Revenue Interest Financing Agreement (the “RIFA”) with HealthCare Royalty Partners IV, L.P. (“HCR”) and HealthCare Royalty Management, LLC, pursuant to which and subject to the terms and conditions contained therein, the HCR agreed to pay the Company an aggregate investment amount of up to $100.0 million (the “Investment Amount”). $32.5 million of the Investment Amount was funded on January 27, 2023, $22.4 million of which was used to satisfy the Company’s existing obligations under the A&R SVB LSA (defined below), with the excess proceeds funded to the Company. Note 16. Subsequent Events for more information.

Amended and Restated Loan and Security Agreement dated January 7, 2022

On January 7, 2022 (the “A&R SVB LSA Effective Date”), the Company entered into an Amended and Restated Loan and Security Agreement with SVB and SVB Innovation Credit Fund VIII, L.P. (“Innovation”) (the “A&R SVB LSA”). The A&R SVB LSA established a term loan facility in the aggregate principal amount of up to $40.0 million available in three tranches. $20.0 million was funded on the A&R SVB LSA Effective Date, $10.5 million of which was used to satisfy its existing obligations under the SVB LSA (see below). The Company accounted for the repayment of the SVB LSA in accordance with ASC 405-20, Extinguishments of Liabilities, which resulted in a loss on extinguishment during the year ended December 31, 2022 of $1.0 million.

The A&R SVB LSA was to mature on December 1, 2025 and consisted of interest-only payments through December 31, 2023. The outstanding principal amount of the term loans accrued interest at a floating rate per year equal to the greater of 7.25% and the prime rate of interest plus 4.0%.

The A&R SVB LSA contains customary affirmative and negative covenants, including but not limited to certain financial covenants, protection of intellectual property rights, the disposition of certain assets, and material adverse changes. The Company was in compliance with all such covenants at December 31, 2022.

As an inducement to enter into the A&R SVB LSA, the Company issued SVB, Innovation, and Innovation Credit Fund VIII-A L.P. (“Innovation Credit”) certain warrants to purchase shares of the Company’s common stock pursuant to the Warrant to Purchase Stock agreements by and between the Company and each recipient (collectively, the “A&R SVB Warrants”). The respective A&R SVB Warrants provided recipients the right to obtain a total of 250,000 shares of the Company’s stock at an exercise price of $5.14 per share. The A&R SVB Warrants provide an option for a cashless exercise.

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

The Company evaluated the features of the A&R SVB LSA and A&R SVB Warrants in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The Company determined that the A&R SVB LSA and A&R SVB Warrants did not contain any features that would qualify as a derivative or embedded derivative. In addition, the Company determined that the A&R SVB Warrants should be classified as equity. The estimated fair value of the A&R SVB Warrant was calculated using the Black-Scholes Option Pricing Model based on the following inputs:

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

13. Defined Contribution Retirement Plan

The Company maintains a defined contribution 401(k) retirement plan for its employees, pursuant to which employees may elect to contribute a portion of their compensation on a tax-deferred basis. The Company matches 100% of eligible employee contributions up to 4% of an employee’s salary, subject to the maximum amount permitted by the Internal Revenue Code. The Company’s matching contributions were $0.4 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.

14. Legal Proceedings

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

In January 2021, the Company filed a petition for inter partes review with the PTAB relating to the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. In August 2021, the PTAB instituted an inter partes review of the ‘793 Patent, finding that the Company had demonstrated a reasonable likelihood that it would prevail with respect to showing that at least one challenged claim of the ‘793 patent is unpatentable as obvious over the combination of certain prior art cited by the Company in its petition to the PTAB. In July 2022, the PTAB ruled in the Company’s favor, concluding that based on the preponderance of the evidence, all the claims of the ’793 Patent have been shown to be unpatentable. In August 2022, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘793 Patent. The rehearing request was denied in February 2023. United Therapeutics has publicly stated that it will appeal the PTAB’s decision with respect to the ‘793 Patent. The PTAB’s decision with respect to the ‘793 Patent will not override Judge Andrews’ order in the Hatch-Waxman Litigation that YUTREPIA may not be approved due to infringement of the ‘793 Patent unless and until the decision of the PTAB is affirmed on appeal.

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

In September 2021, United Therapeutics filed a motion for summary judgment with respect to all of the claims brought by Sandoz and Liquidia PAH against United Therapeutics. At the same time, Sandoz filed a motion for summary judgment with respect to the breach of contract claim. In March 2022, the Court issued an order granting partial summary judgment to United Therapeutics with respect to the antitrust and unfair competition claims, denying summary judgment to United Therapeutics with respect to the breach of contract claim, and granting partial summary judgment to Sandoz with respect to the breach of contract claim. The RareGen Litigation will now proceed to a trial to determine the amount of damages due from United Therapeutics to Sandoz with respect to the breach of contract claim. The Court has ordered that a three-day bench trial will be scheduled for summer of 2023.

Under the Promotion Agreement, all proceeds from the litigation will be divided evenly between Sandoz and Liquidia PAH. Under the litigation finance agreements that Liquidia PAH has entered into with Henderson and PBM, any net proceeds received by Liquidia PAH with respect to the RareGen Litigation will be divided between Henderson and PBM.

15. Commitments and Contingencies

Mainbridge Health Care Device Development and Supply Agreement

On December 1, 2022, the Company entered into a Device Development and Supply Agreement (the “Pump Development Agreement”) with Mainbridge Health Partners, LLC (“Mainbridge”) and Sandoz Inc. (“Sandoz”).

The Pump Development Agreement provides for the cooperation between the Company, Sandoz and Mainbridge to develop a new pump that is suitable for the subcutaneous administration of Treprostinil Injection. Mainbridge will perform all development, validation and testing activities required for the pump and related consumables in anticipation of submitting a 510(k) clearance application for the pump to the FDA in 2023. In connection with the Pump Development Agreement, the Company and Sandoz have agreed to pay Mainbridge certain future contingent milestone payments in accordance with the terms and conditions set forth therein.

UNC License Agreement

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

Chasm Technologies

In March 2012, the Company entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to the Company’s manufacturing capabilities during the term of the agreement. The Company agreed to pay future contingent milestones and royalties on net sales totaling no more than $1.5 million, none of which has been earned as of December 31, 2022.

Employment Agreements

The Company has agreements with certain employees which require the funding of a specific level or payments if certain events, such as a change in control or termination without cause, occur.

Purchase Obligations

The Company enters into contracts in the normal course of business with contract service providers to assist in the performance of research and development and manufacturing activities. Subject to required notice periods and obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. As of December 31, 2022, the Company has non-cancelable commitments for product manufacturing costs of approximately $3.7 million for the year ending 2023.

In addition, the Company has entered into a multi-year supply agreement with LGM Pharma, LLC (LGM) to produce active pharmaceutical ingredients for YUTREPIA. Under the supply agreement with LGM, the Company is required to provide rolling forecasts, a portion of which will be considered a binding, firm order, subject to an annual minimum purchase commitment of $2.7 million for the term of the agreement. The agreement expires five years from the first marketing authorization approval of YUTREPIA.

Other Contingencies and Commitments

The Company from time-to-time is subject to claims and litigation in the normal course of business, none of which the Company believes represent a risk of material loss or exposure. See Note 14 for further discussion of pending legal proceedings.

In addition to the commitments described above, the Company is party to other commitments, including non-cancelable leases and long-term debt, which are described elsewhere in these financial statements.

16. Subsequent Events

Revenue Interest Financing Agreement

On January 9, 2023, the Company entered into a Revenue Interest Financing Agreement (the “RIFA”) with HealthCare Royalty Partners IV, L.P. (“HCR”) and HealthCare Royalty Management, LLC. Pursuant to the RIFA and subject to customary closing conditions, HCR has agreed to pay the Company an aggregate investment amount of up to $100.0 million (the “Investment Amount”). Under the terms of the RIFA, $32.5 million of the Investment Amount was funded on January 27, 2023 (the “Initial Investment Amount”), $22.4 million of which was used to satisfy in full and retire the Company’s indebtedness under the A&R SVB LSA, with the excess proceeds less transaction costs of approximately $0.7 million funded to the Company.

An additional $7.5 million of the Investment Amount will be funded fifteen business days after a request made by the Company to HCR to fund acquisition of rights, whether in the form of an acquisition, license, joint venture or similar transaction, to a clinical stage or commercial stage biopharmaceutical product to diagnose, prevent, or treat pulmonary hypertension, an additional $35.0 million of the Investment Amount will be funded fifteen business days after the earlier of regulatory approval of YUTREPIA or a favorable determination relating to the asserted patents in the ongoing patent litigation with United Therapeutics, and the remaining $25.0 million of the Investment Amount will be funded fifteen business days after the mutual agreement of HCR and the Company to fund such amount (the “Fourth Investment Amount”).

As consideration for the Investment Amount and pursuant to the RIFA, the Company has agreed to pay HCR a tiered royalty on annual net revenue of the Company after the first commercial sale of YUTREPIA (the “Revenue Interests”). Except as may otherwise be mutually agreed to in connection with the funding of the Fourth Investment Amount, the applicable tiered percentage will range from 3.60% to 10.00% on the first $250 million on annual net revenue, 1.44% to 4.00% on the next $250 million in annual net revenue, and 0.36% to 1.00% on all annual net revenue in excess of $500 million. The specific royalty rate within such ranges will depend upon the total amount advanced by the HCR and the Company’s achievement of a certain annual net revenue threshold for the calendar year 2025. The Company will also make certain fixed quarterly payments to HCR, plus an additional amount on a ratable basis to reflect the funding of additional amounts by HCR under the RIFA. The Company will be required to make additional payments to HCR in the event that the first commercial sale of YUTREPIA does not occur by June 30, 2025 and certain minimum quarterly royalty payments beginning in 2026.

If HCR has not received cumulative minimum payments from the Company equal to 60% of the amount funded to date by December 31, 2026 or 100% of the amount funded to date by December 31, 2028, the Company must make a cash payment immediately following each applicable date to HCR sufficient to gross HCR up to such minimum amounts after giving full consideration of the cumulative amounts paid to HCR by the Company through each date. The net sale thresholds described above are not to be interpreted as financial guidance or projections for future net sales of the Company.

HCR’s rights to receive the Revenue Interests will terminate on the date on which HCR has received payments equal to 175% of funded portion of the Investment Amount less the aggregate amount of all payments made to HCR as of such date (the “Hard Cap”), plus an amount, if any, that HCR would need to receive to yield an internal rate of return on the funded Investment Amount equal to 18% (the “IRR True-Up Payment”), unless the RIFA is earlier terminated. If a change of control of the Company occurs, HCR may accelerate payments due under the RIFA up to the Hard Cap, plus the IRR True-Up Payment, plus any other obligations payable under the RIFA. Upon the occurrence of an event of default, HCR may accelerate payments due under the RIFA up to the Hard Cap, plus the IRR True-Up Payment, plus any other obligations payable under the RIFA.

The RIFA contains customary affirmative and negative covenants and customary events of default and other events that would cause acceleration, including, among other things, the occurrence of certain material adverse events or the material breach of certain representations and warranties and specified covenants, in which event HCR may elect to terminate the RIFA and require the Company to make payments to HCR equal to the lesser of the Hard Cap, plus any other obligations payable under the RIFA, or the funded portion of the Investment Amount, minus payments received by HCR in respect of the Revenue Interests, plus the IRR True-Up Payment. If the FDA grants final approval to an inhaled treprostinil product therapeutically equivalent to YUTREPIA and HCR has not received 100% of the amount funded by HCR to date, then the Company will be required to make payments to HCR equal to 100% of the amount funded by HCR to date, minus payments received by HCR in respect of the Revenue Interests.

In addition, the RIFA contains a financial covenant that requires us to maintain cash and cash equivalents in an amount at least equal to $7.5 million during the calendar year beginning on January 1, 2024 and at least equal to $15.0 million for the remainder of the payment term after the calendar year ended December 31, 2024.

As of the filing date of this Annual Report on Form 10-K, the Company was not aware of any breach of covenants, occurrence of material adverse event, nor had it received any notice of event of default from HCR.