Form 10-Q
period 2023-03-31
Liquidia Corp
filed 2023-05-08
CIK 1819576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended March 31, 2023

or

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

As of May 1, 2023, there were 64,717,549 shares of the registrant’s common stock outstanding.

LIQUIDIA CORPORATION

This Quarterly Report on Form 10-Q, or this Quarterly Report, includes our trademarks, trade names and service marks, such as Liquidia, the Liquidia logo, YUTREPIA and PRINT, or Particle Replication In Non-wetting Templates, which are protected under applicable intellectual property laws and are the property of Liquidia Technologies, Inc. This Quarterly Report also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	those identified and disclosed in our public filings with the U.S. Securities and Exchange Commission (“SEC”) including, but not limited to (i) the timing of and our ability to obtain and maintain regulatory approvals for our product candidates, including YUTREPIA, the potential for, and timing regarding, eventual final approval by the United States Food and Drug Administration (the “FDA”) of and our ability to commercially launch YUTREPIA, including the potential impact of regulatory review, approval, and exclusivity developments which may occur for competitors; (ii) the timeline or outcome related to appeals or other motions arising in or from our patent litigation with United Therapeutics that was filed in the U.S. District Court for the District of Delaware or the inter partes reviews with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office; and (iii) the timing and our ability to obtain and maintain regulatory approval for the infusion pump that we are developing with Sandoz Inc. (“Sandoz”) and Mainbridge Health Partners, LLC (“Mainbridge”);
●	our ability to predict, foresee, and effectively address or mitigate future developments resulting from the COVID-19 pandemic or other global shutdowns, which could include a negative impact on the availability of key personnel, the temporary closure of our facility or the facilities of our business partners, suppliers, third-party service providers or other vendors, or delays in payments or purchasing decisions, or the interruption of domestic and global supply chains, the economy and capital or financial markets;
●	our expectations regarding the size of the patient populations for, market acceptance and opportunity for those drug products that we commercialize in collaboration with third parties, including Sandoz’s first-to-file fully substitutable generic treprostinil injection;
●	the availability and market acceptance of medical devices and components of medical devices used to administer our drug products and drug products that we commercialize with third parties, including Smith Medical’s CADD-MS 3 infusion pump, the RG 3ml Medication Cartridge that we developed in collaboration with Chengdu Shifeng Medical Technologies LTD. used for the subcutaneous administration of Sandoz’s generic treprostinil injection, Smith Medical’s CADD Legacy and CADD-Solis infusions pump used for the intravenous administration of Sandoz’s generic treprostinil injection, the infusion pump that we are developing with Sandoz and Mainbridge for the subcutaneous administration of Sandoz’s generic treprostinil injection and Plastiape’s RS00 Model 8 dry powder inhaler, which we plan to use for the administration of YUTREPIA;
●	our ability to draw down on our financing facility with Healthcare Royalty Partners IV, L.P. (“HCR”) and our ability to satisfy the covenants contained in the Revenue Interest Financing Agreement with HCR (the “RIFA”);
●	our ability to retain, attract and hire key personnel;
●	prevailing economic, market and business conditions;
●	the cost and availability of capital and any restrictions imposed by lenders or creditors;
●	changes in the industry in which we operate;
●	the failure to renew, or the revocation of, any license or other required permits;
●	unexpected charges or unexpected liabilities arising from a change in accounting policies, including any such changes by third parties with whom we collaborate and from whom we receive a portion of their net profits, or the effects of acquisition accounting varying from our expectations;
●	the risk that the credit ratings of our company or our subsidiaries may be different from what the companies expect, which may increase borrowing costs and/or make it more difficult for us to pay or refinance our debts and require us to borrow or divert cash flow from operations in order to service debt payments;
●	fluctuations in interest rates;

●	adverse outcomes of pending or threatened litigation or governmental investigations, including our patent litigation with United Therapeutics and the litigation arising from United Therapeutics’ claim that we and a former employee misappropriated trade secrets from United Therapeutics;
●	the effects on the companies of future regulatory or legislative actions, including changes in healthcare, environmental and other laws and regulations to which we are subject;
●	conduct of and changing circumstances related to third-party relationships on which we rely, including the level of credit worthiness of counterparties;
●	the volatility and unpredictability of the stock market and credit market conditions;
●	conditions beyond our control, such as natural disasters, global pandemics (including COVID-19), or acts of war or terrorism;
●	variations between the stated assumptions on which forward-looking statements are based and our actual experience;
●	other legislative, regulatory, economic, business, and/or competitive factors;
●	our plans to develop and commercialize our product candidates;
●	our planned clinical trials for our product candidates;
●	the timing of the availability of data from our clinical trials;
●	the timing of our planned regulatory filings;
●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
●	the clinical utility of our product candidates and their potential advantages compared to other treatments;
●	our commercialization, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for the manufacture of our product candidates and the sufficiency of our current manufacturing facilities to produce development and commercial quantities of our product candidates;
●	our ability to establish and maintain collaborations;
●	our estimates regarding the market opportunities for our product candidates;
●	our intellectual property position and the duration of our patent rights;
●	our estimates regarding future expenses, capital requirements and needs for additional financing; and
●	our expected use of proceeds from prior public offerings and the period over which such proceeds, together with our available cash, will be sufficient to meet our operating needs.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Liquidia Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$94,412	$93,283
Accounts receivable, net	4,131	5,017
Prepaid expenses and other current assets	1,147	1,511
Total current assets	99,690	99,811
Property, plant and equipment, net	4,346	4,151
Operating lease right-of-use assets, net	2,010	2,101
Indemnification asset, related party	6,612	6,595
Contract acquisition costs, net	8,411	8,604
Intangible asset, net	3,643	3,726
Goodwill	3,903	3,903
Other assets	307	307
Total assets	$128,922	$129,198
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$841	$2,197
Accrued expenses and other current liabilities	2,945	5,522
Revenue interest financing payable, current	2,000	—
Operating lease liabilities, current	932	900
Finance lease liabilities, current	102	181
Total current liabilities	6,820	8,800
Litigation finance payable	6,611	6,594
Revenue interest financing payable, noncurrent	30,617	—
Operating lease liabilities, noncurrent	3,086	3,332
Finance lease liabilities, noncurrent	145	171
Long-term debt	—	19,879
Total liabilities	47,279	38,776
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized, none outstanding	—	—
Common stock — $0.001 par value, 80,000,000 shares authorized, 64,710,444 and 64,517,912 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	65	64
Additional paid-in capital	443,919	440,954
Accumulated deficit	(362,341)	(350,596)
Total stockholders’ equity	81,643	90,422
Total liabilities and stockholders’ equity	$128,922	$129,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$4,493	$3,492
Costs and expenses:
Cost of revenue	654	694
Research and development	5,278	4,728
General and administrative	7,793	12,542
Total costs and expenses	13,725	17,964
Loss from operations	(9,232)	(14,472)
Other income (expense):
Interest income	922	4
Interest expense	(1,124)	(478)
Loss on extinguishment of debt	(2,311)	(997)
Total other expense, net	(2,513)	(1,471)
Net loss and comprehensive loss	$(11,745)	$(15,943)
Net loss per common share, basic and diluted	$(0.18)	$(0.30)
Weighted average common shares outstanding, basic and diluted	64,656,424	52,465,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except shares amounts)

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	64,517,912	$64	$440,954	$(350,596)	$90,422
Issuance of common stock upon exercise of stock options	21,447	—	79	—	79
Issuance of common stock upon vesting of restricted stock units	89,804	1	(1)	—	—
Issuance of common stock under employee stock purchase plan	81,281	—	335	—	335
Stock-based compensation	—	—	2,552	—	2,552
Net loss	—	—	—	(11,745)	(11,745)
Balance as of March 31, 2023	64,710,444	$65	$443,919	$(362,341)	$81,643

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	52,287,737	$52	$374,794	$(309,581)	$65,265
Issuance of common stock upon exercise of stock options	143,048	—	593	—	593
Issuance of common stock upon vesting of restricted stock units	1,690	—	—	—	—
Issuance of common stock under employee stock purchase plan	5,017	—	28	—	28
Issuance of warrant	—	—	1,317	—	1,317
Equity consideration for acquisition	616,666	1	(1)	—	—
Stock-based compensation	—	—	4,129	—	4,129
Net loss	—	—	—	(15,943)	(15,943)
Balance as of March 31, 2022	53,054,158	$53	$380,860	$(325,524)	$55,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(11,745)	$(15,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,552	4,185
Depreciation and amortization	569	947
Non-cash lease expense	91	70
(Gain) on disposal of property and equipment	(2)	—
Loss on extinguishment of debt	2,311	997
Non-cash interest expense (income)	953	(6)
Changes in operating assets and liabilities:
Accounts receivable, net	886	(297)
Prepaid expenses and other current assets	214	(82)
Other noncurrent assets	—	4
Accounts payable	(1,495)	458
Accrued expenses and other current liabilities	(2,577)	70
Operating lease liabilities	(214)	(185)
Net cash used in operating activities	(8,457)	(9,782)
Investing activities
Purchases of property, plant and equipment	(366)	—
Proceeds from the sale of property, plant and equipment	2	—
Net cash used in investing activities	(364)	—
Financing activities
Proceeds from revenue interest financing, net	31,814	—
Principal payments on long-term debt	(20,000)	(10,500)
Payments for debt prepayment and extinguishment costs	(2,190)	—
Proceeds from issuance of long-term debt with warrants, net	—	19,767
Principal payments on finance leases	(105)	(82)
Receipts from litigation financing	17	276
Proceeds from issuance of common stock under stock incentive plans	414	621
Net cash provided by financing activities	9,950	10,082
Net increase in cash and cash equivalents	1,129	300
Cash and cash equivalents, beginning of period	93,283	57,494
Cash and cash equivalents, end of period	$94,412	$57,794
Supplemental disclosure of cash flow information
Cash paid for interest	$360	$261
Cash paid for operating lease liabilities	$319	$309
Non-cash increase in property, plant and equipment through accounts payable	$122	$—
Non-cash increase in indemnification asset through accounts payable	$17	$138

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

(tabular dollars in thousands)

1. Business

Description of the Business

We are a biopharmaceutical company focused on the development, manufacture, and commercialization of products that address unmet patient needs, with current focus directed towards the treatment of pulmonary hypertension (“PH’). We operate through our wholly owned operating subsidiaries, Liquidia Technologies, Inc. (“Liquidia Technologies”) and Liquidia PAH, LLC (“Liquidia PAH”), formerly known as RareGen, LLC (“RareGen”).

We currently generate revenue pursuant to a promotion agreement between Liquidia PAH and Sandoz Inc. (“Sandoz”), dated as of August 1, 2018, as amended (the “Promotion Agreement”), sharing profit derived from the sale of Sandoz’s substitutable generic treprostinil injection (“Treprostinil Injection”) in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. We employ a targeted sales force calling on physicians and hospital pharmacies involved in the treatment of pulmonary arterial hypertension (“PAH”) in the United States, as well as key stakeholders involved in the distribution and reimbursement of Treprostinil Injection. Strategically, we believe that our commercial presence in the field will enable an efficient base to expand from for the launch of YUTREPIA upon final approval, leveraging existing relationships and further validating our reputation as a company committed to supporting PAH patients.

We conduct research, development and manufacturing of novel products by applying our subject matter expertise in cardiopulmonary diseases and our proprietary PRINT® technology, a particle engineering platform, to enable precise production of uniform drug particles designed to improve the safety, efficacy and performance of a wide range of therapies. Through development of our own products and research with third parties, we have experience applying PRINT across multiple routes of administration and drug payloads including inhaled therapies, vaccines, biologics, nucleic acids and ophthalmic implants, among others.

Our lead product candidate is YUTREPIA for the treatment of PAH. YUTREPIA is an inhaled dry powder formulation of treprostinil designed with PRINT to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low resistance dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labeled doses of current inhaled therapies. The United States Food and Drug Administration (“FDA”) tentatively approved our New Drug Application (“NDA”) for YUTREPIA for the treatment of PAH in November 2021. The FDA also confirmed that the clinical data in the NDA would support our pursuit of a supplemental NDA to treat patients with pulmonary hypertension and interstitial lung disease (PH-ILD) upon the expiration of regulatory exclusivity in March 2024.

Risks and Uncertainties

We are subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on third parties and key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations.

The current global macro-economic environment is volatile, which may result in supply chain constraints and elevated rates of inflation. In addition, we operate in a dynamic and highly competitive industry and believes that changes in any of the following areas could have a material adverse effect on our future financial position, results of operations, or cash flows: the ability to obtain future financing; advances and trends in new technologies and industry standards; results of clinical trials; regulatory approval and market acceptance of our products; development of sales channels; certain strategic relationships; litigation or claims against our related to intellectual property, product, regulatory, or other matters; and our ability to attract and retain employees necessary to support our growth.

Product candidates we develop require approval from the FDA and/or other international regulatory agencies prior to commercial sales. There can be no assurance that our product candidates will receive the necessary approvals. If we are denied approval, approval is delayed, or we are unable to maintain approval, it could have a material adverse impact our business, financial position and results of operations.

We rely on single source manufacturers and suppliers for the supply of our product candidates, which adds to the manufacturing risks we face. In the event of any failure by a supplier, we could be left without backup facilities. Any disruption from these manufacturers or suppliers could have a negative impact on our business, financial position and results of operations.

Liquidity

We expect to incur significant expenses and operating losses for the foreseeable future as we seek regulatory approval and prepare for commercialization of any approved product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if our development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales. We may require additional capital in advance of a potential commercial launch of YUTREPIA. If we are unable to access the contingent Investment Amounts from the RIFA (see Note 11) or generate meaningful YUTREPIA product revenue by the second quarter of 2024, we will require additional capital. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates. If we conclude we require but are unable to obtain funding, we could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect our business prospects.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, bank borrowings with warrants, the issuance of convertible notes and warrants, and revenue interest financing. Since inception, we have incurred recurring losses, including a net loss of $11.7 million for the three months ended March 31, 2023 and we had an accumulated deficit of $362.3 million as of March 31, 2023. Although we expect to continue to generate operating losses for the foreseeable future, we believe that based on our current operating plan, excluding any potential contingent Investment Amounts from the RIFA and future YUTREPIA product revenue, that our cash and cash equivalents will be sufficient to fund operations and capital expenditure requirements and allow us to remain in compliance with the minimum cash covenants pursuant to the RIFA for at least twelve months from the issuance date of these consolidated condensed financial statements. If we are unable to access additional Investment Amounts from the RIFA, there could be substantial doubt about our ability to continue as a going concern as of the date of the issuance of our second quarter 2023 financial statements. We have based these estimates on assumptions that may differ from actual results, and it could use its available resources sooner than expected.

2. Basis of Presentation, Significant Accounting Policies and Fair Value Measurements

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The year-end condensed consolidated balance sheet data was derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. Our financial position, results of operations and cash flows are presented in U.S. Dollars.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022, which are included in our 2022 Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses during the period. These estimates are based on historical experience and various other assumptions believed to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis, including those related to the valuation of stock-based awards, certain accruals, the revenue interest financing payable, and intangible and contract acquisition cost amortization, and makes changes to the estimates and related disclosures as our experience develops or new information becomes known. Actual results will most likely differ from those estimates.

Segment Information

GAAP requires segmentation based on an entity’s internal organization and reporting of revenue and operating income based upon internal accounting methods commonly referred to as the “management approach.” Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM), or decision making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer. We have determined that we have one operating and reporting segment.

Summary of Significant Accounting Policies

Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the years ended December 31, 2022 and 2021, which are included in our 2022 Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the three months ended March 31, 2023.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board under its accounting standards codifications (ASC) or other standard setting bodies and are adopted by us as of the specified effective date. For the three months ended March 31, 2023, there were no newly adopted accounting pronouncements that had a material impact on our condensed consolidated financial statements. As of March 31, 2023, there are no recently issued but not yet adopted accounting pronouncements that are expected to materially impact our condensed consolidated financial statements.

Cash, Cash Equivalents, and Concentration of Credit Risk

We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. We are exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding our cash and cash equivalents to the extent of amounts recorded on the condensed consolidated balance sheet. As of December 31, 2022, all of our cash and cash equivalents were held with Silicon Valley Bank (“SVB”). Following the March 10, 2023 Federal Deposit Insurance Corporation takeover of SVB, substantially all of our cash and cash equivalents were moved to a different accredited financial institution. We have not experienced any losses on such accounts and do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Such deposits have exceeded and will continue to exceed federally insured limits.

Accounts Receivable

Accounts receivable are stated at net realizable value and net of an allowance for credit losses as of each balance sheet date, if applicable. One customer accounted for 99% of our accounts receivable, net at March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, we have not recorded an allowance for credit losses.

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

Goodwill

We assess goodwill for impairment at least annually as of July 1 or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For example, significant and unanticipated changes or our inability to obtain or maintain regulatory approvals for our product candidates, including the NDA for YUTREPIA, could trigger testing of our goodwill for impairment at an interim date. We have one reporting unit. We have the option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, in which case a quantitative impairment test is not required.

Per ASC 350, Intangibles Goodwill and Other, the quantitative goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired. An impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value up to the amount of goodwill allocated to the reporting unit. Income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit are considered when measuring the goodwill impairment loss, if applicable.

We completed our last annual impairment test as of July 1, 2022 and concluded that no impairments had occurred. As of March 31, 2023, we concluded there were no events or changes in circumstances which indicated that the carrying amount of goodwill was not recoverable.

Royalty Interest Financing Payable

In January 2023, we recognized a liability related to the Revenue Interest Financing Agreement (the “RIFA”) with HealthCare Royalty Partners IV, L.P. (“HCR”) and HealthCare Royalty Management, LLC under ASC 470-10, Debt and ASC 835-30, Interest - Imputation of Interest. We recorded the initial funds received from HCR under the terms of the RIFA as a liability which will be accreted under the effective interest method upon the estimated amount of future royalty payments to be made pursuant to the RIFA. The issuance costs were recorded as a deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period in which the liability will be repaid. We have estimated the total amount of future revenue to be generated over the life of the RIFA, and a significant increase or decrease in these estimates could materially impact the liability balance and related interest expense. If the timing or amounts of any estimated future revenue and related payments change, we will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs.

Revenue Recognition

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We evaluate any non-cash consideration, consideration payable to the customer, potential returns and refunds, and whether consideration contains a significant financing element in determining the transaction price.

Revenue is measured based on consideration specified in a contract with a customer. We recognize revenue when it satisfies a performance obligation by transferring control over a service to a customer. The amount of revenue recognized reflects estimates for refunds and returns, which are presented as a reduction of Accounts receivable where the right of setoff exists.

Stock-Based Compensation

We estimate the grant date fair value of stock-based awards and amortize this fair value to compensation expense over the requisite service period or the vesting period of the respective award. In arriving at stock-based compensation expense, we estimate the number of stock-based awards that will be forfeited due to employee turnover. The forfeiture assumption is based primarily on turn-over historical experience. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in our financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to expense recognized in our financial statements. The expense we recognize in future periods will be affected by changes in the estimated forfeiture rate and may differ from amounts recognized in the current period. See Note 8.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents.

Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Due to their anti-dilutive effect, the calculation of diluted net loss per shares excludes the following common stock equivalent shares:

	Three Months Ended
	March 31,
	2023	2022
Stock Options	9,402,106	7,054,395
Restricted Stock Units	1,590,469	365,382
Warrants	450,000	430,556
Total	11,442,575	7,850,333

Certain common stock warrants are included in the calculation of basic and diluted net loss per share since their exercise price is de minimis.

Fair Value Measurements

ASC 825 Financial Instruments defines fair value the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 825 establishes a three-tiered approach for valuation of financial instruments, which requires that fair value measurements be classified and disclosed in one of three tiers, whether or not recognized on our condensed consolidated balance sheets at fair value. The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities;

Level 2 — Inputs other than quoted prices included in active markets that are observable for the asset or liability, either directly or indirectly; and

Level 3 — Unobservable inputs for the asset and liability used to measure fair value, to the extent that observable inputs are not available.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. As of March 31, 2023, we did not have any financial assets and liabilities that are measured at fair value. The following table presents the placement in the fair value hierarchy of financial assets and liabilities measured at fair value as of December 31, 2022:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2022	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$92,283	$—	$—	$92,283

Money market funds are included in cash and cash equivalents on our December 31, 2022 condensed consolidated balance sheet and are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices.

The carrying amounts reflected in our condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities approximate their fair values due to their short-term nature. The carrying value of long-term debt and the revenue interest financing payable approximate fair value as the respective interest rates are reflective of current market rates on debt with similar terms and conditions. In addition, the revenue interest financing payable is updated with the expected amount to be paid back each reporting period based on the contractual terms and current projections.

3. Property, Plant, and Equipment

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2023	2022
Lab and build-to-suit equipment	$6,344	$6,257
Office equipment	19	19
Furniture and fixtures	134	134
Computer equipment	400	291
Leasehold improvements	11,409	11,409
Construction-in-progress	447	155
Total property, plant and equipment	18,753	18,265
Accumulated depreciation and amortization	(14,407)	(14,114)
Property, plant and equipment, net	$4,346	$4,151

We recorded depreciation and amortization expense related to property, plant and equipment of $0.3 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

4. Contract Acquisition Costs and Intangible Asset

Contract acquisition costs and intangible asset are summarized as follows:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract acquisition costs	$12,980	$(4,569)	$8,411	$12,980	$(4,376)	$8,604
Intangible asset	$5,620	$(1,977)	$3,643	$5,620	$(1,894)	$3,726

We are amortizing the value of the contract acquisition costs and intangible asset on a pro-rata basis based on the estimated total revenue or net profits to be recognized over the period from November 18, 2020 through December 2032, the termination date of the Promotion Agreement (see Note 2-Revenue Recognition for our accounting policies). Amortization of contract acquisition costs is recorded as a reduction of revenue and amortization of the intangible asset is recorded as cost of revenue.

We recorded amortization related to the contract acquisition costs of $0.2 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. We recorded amortization related to the intangible asset of $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. Annual amortization over the next five years is expected to be lower than prior years primarily due to an amendment to the Promotion Agreement entered into during the fourth quarter of 2022, which extended the term of the Promotion Agreement by five years.

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

On November 17, 2020, Liquidia PAH entered into a Litigation Funding and Indemnification Agreement (“Indemnification Agreement”) with PBM. PBM is considered to be a related party as it is controlled by a major stockholder (which beneficially owns approximately 9.3% of Liquidia Corporation Common Stock as of May 1, 2023) who is also a member of our Board of Directors.

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

The Indemnification Asset is increased as we record third party legal and litigation expenses related to the United Therapeutics and Smiths Medical litigation.

As of March 31, 2023 and December 31, 2022, the Indemnification Asset and Litigation Finance Payable were classified as long-term assets and liabilities, respectively as it is considered unlikely that the RareGen Litigation would conclude prior to March 31, 2024.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2023	2022
Accrued compensation	$1,048	$2,862
Accrued research and development expenses	749	1,757
Accrued other expenses	1,148	903
Total accrued expenses and other current liabilities	$2,945	$5,522

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

Caligan Partners LP (“Caligan”), our largest stockholder, and Paul B. Manning, a member of our Board of Directors, participated in the Offering and purchased shares of common stock in an aggregate amount of $11.0 million at the public offering price per share and on the same terms as the other purchasers in the Offering. Caligan purchased 1,764,705 shares of common stock in the Offering for an aggregate purchase price of $9.0 million and Paul B. Manning purchased 392,156 shares of common stock in the Offering for an aggregate purchase price of $2.0 million.

Issuance of Common Stock on March 31, 2022 from Merger Transaction

On November 18, 2020 (the “Closing Date”), we completed the acquisition of RareGen as contemplated by that certain Agreement and Plan of Merger, dated as of June 29, 2020, as amended by a Limited Waiver and Modification to the Merger Agreement, dated as of August 3, 2020 (the “Merger Agreement”). On the Closing Date, an aggregate of 5,550,000 shares of our common stock, were issued to RareGen members in exchange for all of the issued and outstanding RareGen equity. On March 31, 2022, an aggregate of 616,666 shares of our common stock, which were held back on the Closing Date for indemnification purposes, were issued to RareGen members.

Warrants

During the three months ended March 31, 2023 and 2022, no warrants to purchase shares of common stock were exercised.

Outstanding warrants consisted of the following March 31, 2023

	Number of
	warrants	Exercise Price		Expiration Date
A&R SVB Warrant (see Note 12)	250,000		$5.14	January 6, 2032
SVB Warrant - Initial Tranche (see Note 12)	100,000		$3.05	February 26, 2031
SVB Warrant - Term B and Term C Tranches (see Note 12)	100,000	$	n/a	February 26, 2031
Other warrants	65,572		$0.02	December 31, 2026

8. Stock-Based Compensation

2020 Long-Term Incentive Plan

Our 2020 Long-Term Incentive Plan (the “2020 Plan”) provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards and for accelerated vesting under certain change of control transactions. The number of shares of our common stock available for issuance under the 2020 plan will automatically increase on January 1 of each year through 2030, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors (the “Evergreen Provision”). On January 1, 2023, the number of shares of common stock available for issuance under the 2020 Plan automatically increased by 2,580,716 shares pursuant to the Evergreen Provision. As of March 31, 2023, 242,036 shares of common stock were available for issuance under the 2020 Plan.

The 2020 Plan replaced all prior equity award plans and such plans have been discontinued, however, the outstanding awards will continue to remain in effect in accordance with their terms. Shares that are returned under these prior plans upon cancellation, termination or expiration of awards outstanding will not be available for grant under the 2020 Plan. As of March 31, 2023, a total of 672,193 shares of common stock were reserved for issuance related to the remaining outstanding equity awards granted under the prior plans.

2022 Inducement Plan

On January 25, 2022, the Board of Directors approved the adoption of our 2022 Inducement Plan (the “2022 Inducement Plan”). The 2022 Inducement Plan was recommended for approval by the Compensation Committee of the Board (the “Compensation Committee”), and subsequently approved and adopted by the Board of Directors without stockholder approval pursuant to Rule 5635(c)(4) of the rules and regulations of The Nasdaq Stock Market, LLC (the “Nasdaq Listing Rules”).

310,000 shares of our common stock were reserved for issuance pursuant to equity awards that may be granted under the 2022 Inducement Plan, and the 2022 Inducement Plan will be administered by the Compensation Committee. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2022 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board of Directors, or following a bona fide period of non-employment by us, if he or she is granted such equity awards in connection with his or her commencement of employment with us and such grant is an inducement material to his or her entering into employment with us. As of March 31, 2023, a total of 2,800 shares were available for issuance under the 2022 Inducement Plan.

Employee Stock Purchase Plan

In November 2020, stockholders approved the Liquidia Corporation 2020 Employee Stock Purchase Plan (the “ESPP”). The number of shares of our common stock available for issuance under the ESPP will automatically increase by the lesser of (a) 1.0% of the number of shares of common stock issued and outstanding on the immediately, (b) 150,000 shares, or (c) an amount determined by the Board of Directors. On January 1, 2023, the number of shares of common stock available for issuance under the ESPP increased by 150,000 shares. As of March 31, 2023, a total of 616,778 shares of common stock are reserved for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions, subject to plan limitations. Unless otherwise determined by the administrator, the common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is 85% of the lesser of the fair market value of our common stock on the first and last trading day of the offering period. During the three months ended March 31, 2023 and 2022, 81,281 and 5,017 shares were issued under the ESPP, respectively.

CEO Options

During December 2020, we issued a stock option grant to our then new Chief Executive Officer, Damian deGoa, to purchase up to 2,000,000 shares of our common stock (the “CEO Option”) at an exercise price of $3.00 per share. The CEO Option was issued outside of the 2020 Plan and 1,375,000 options vested in the fourth quarter of 2021 upon the achievement of certain milestones and the passage of time, and ceased vesting upon the termination of Mr. deGoa’s employment on January 31, 2022. However, the CEO Option will remain exercisable so long as Mr. deGoa remains a member of our Board of Directors in accordance with his Separation Agreement. This change to vesting terms was treated as a modification of the original award resulting in a stock-based compensation charge of $2.9 million during the three months ended March 31, 2022.

Stock-Based Compensation Valuation and Expense

We account for employee stock-based compensation plans using the fair value method. The fair value method requires us to estimate the grant-date fair value of stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. The fair value of each option grant is estimated using a Black-Scholes option-pricing model.

For restricted stock units (“RSUs”), the grant-date fair value is based upon the market price of our common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term.

Total stock-based compensation expense recognized for employees and non-employees was as follows:

	Three Months Ended
	March 31,
By Expense Category:	2023	2022
Research and development	$581	$383
General and administrative	1,971	3,802
Total stock-based compensation expense	$2,552	$4,185

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted average basis, by type of award:

	As of March 31, 2023
		Weighted
		Average
		Remaining
		Recognition
	Unamortized	Period
	Expense	(Years)
Stock options	$19,293	2.9
Restricted stock units	$10,692	3.6

Fair Value of Stock Options Granted and Purchase Rights Issued under the ESPP

We use the Black-Scholes option-pricing model to determine the fair value of stock options granted and purchase rights issued under the ESPP.

The following table summarizes the assumptions used for estimating the fair value of stock options granted under the Black-Scholes option-pricing model:

Three Months Ended
March 31,
	2023	2022
Expected dividend yield	—	—
Risk-free interest rate	3.46% - 3.64%	1.46% - 2.34%
Expected volatility	94% - 95%	90% - 92%
Expected life (years)	5.9 - 6.1	6.0 - .6.1

The weighted average fair value for options granted during the three months ended March 31, 2023 and 2022 was $4.80 and $4.37 per share, respectively.

The following table summarizes the assumptions used for estimating the fair value of purchase rights granted to employees under the ESPP under the Black-Scholes option-pricing model:

	Three Months Ended
	March 31,
	2023	2022
Expected dividend yield	—	—
Risk-free interest rate	5.20%	0.69%
Expected volatility	64%	80%
Expected life (years)	0.50	0.50

The following table summarizes stock option activity during the three months ended March 31, 2023:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2022	8,398,262	$4.49
Granted	1,144,146	6.17
Exercised	(21,447)	3.68
Cancelled	(6,120)	2.97
Outstanding as of March 31, 2023	9,514,841	$4.69	8.5	$22,693
Exercisable as of March 31, 2023	4,366,134	$4.27	7.8	$13,072
Vested and expected to vest as of March 31, 2023	9,112,607	$4.69	8.5	$21,845

The aggregate intrinsic value of stock options in the table above represents the difference between the $6.91 closing price of our common stock as of March 31, 2023 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

Restricted Stock Units

Restricted Stock Units (“RSUs”) represent the right to receive shares of our common stock at the end of a specified time period or upon the achievement of a specific milestone. RSUs can only be settled in shares of our common stock. RSUs generally vest over a four-year period similar to stock options granted to employees.

A summary of unvested RSU awards outstanding as of March 31, 2023 and changes during the three months ended March 31, 2023 is as follows:

		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	RSUs	(per RSU)
Unvested as of December 31, 2022	407,726	$5.57
Granted	1,483,166	6.48
Vested	(89,804)	6.00
Forfeited	(1,617)	6.75
Unvested as of March 31, 2023	1,799,471	$6.30

9. Revenue From Contracts With Customers

In August 2018, we entered into a Promotion Agreement with Sandoz under which have the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection for the treatment of patients with PAH in the United States. We paid Sandoz $20 million at the inception of the Promotion Agreement in consideration for these rights. In exchange for conducting these commercial activities, we are entitled to receive a share of Net Profits (as defined within the Promotion Agreement) based on specified profit levels. The share of Net Profits received is subject to adjustments from Sandoz for certain items such as distributor chargebacks, rebates, inventory returns, inventory write-offs and other adjustments. We expect to refund certain amounts to Sandoz through a reduction of the cash received from future Net Profits generated under the Promotion Agreement. As of March 31, 2023, a $0.9 million refund liability is offset against accounts receivable from Sandoz related to expected refund amounts. Approximately 99% of revenue during three months ended March 31, 2023 was generated from the Promotion Agreement.

10. Leases

Operating Leases

We are party to a non-cancelable operating lease for our laboratory and office space in Morrisville, North Carolina. The lease expires on October 31, 2026 with an option to extend for an additional period of five years with appropriate notice. We have not included the optional extension period in the measurement of lease liabilities because it is not reasonably certain that we will exercise the option to extend. The payments under this lease is subject to escalation clauses. Operating lease cost is allocated between research and development and general and administrative expenses based on the usage of the leased facilities. The related right-of-use assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset.

Finance Leases

We lease specialized laboratory equipment under finance leases. We do not have access to certain inputs used by our lessors to calculate the rate implicit in its finance leases and, as such, use our estimated incremental borrowing rate at the time of lease inception for the discount rate applied to our finance leases. The incremental borrowing rate used on finance leases was 6.5%. Certain finance leases also include options to purchase the leased property. We recognize all such purchase options as part of our right-of-use assets and lease liabilities if we are reasonably certain that such purchase options will be exercised.

Lease Balances, Costs, and Future Minimum Payments

Leases with an initial term of 12 months or less are not recorded on the balance sheet. As of March 31, 2023, we have not entered into any short-term leases. For lease agreements entered into or reassessed after the adoption of ASC 842 Leases, we combine lease and non-lease components, if any. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Our lease cost is reflected in the accompanying condensed statements of operations and comprehensive loss as follows:

		Three Months Ended March 31,
	Classification	2023	2022
Operating lease cost:
Fixed lease cost	Research and development	$176	$176
Fixed lease cost	General and administrative	19	19
Finance lease cost:
Amortization of lease assets	Research and development	30	38
Interest on lease liabilities	Interest expense	5	10
Total Lease Cost		$230	$243

The weighted average remaining lease term and discount rates as of March 31, 2023 were as follows:

Weighted average remaining lease term (years):
Operating leases	3.6
Finance leases	2.1
Weighted average discount rate:
Operating leases	10.3%
Finance leases	6.5%

The discount rate for leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms at the time of lease inception.

The future minimum lease payment as of March 31, 2023 were as follows:

	Operating	Finance
Year ending December 31:	Leases	Leases	Total
2023 (nine months remaining)	$964	$86	$1,050
2024	1,317	115	1,432
2025	1,356	64	1,420
2026	1,158	—	1,158
Total minimum lease payments	4,795	265	5,060
Less: interest	(777)	(18)	(795)
Present value of lease liabilities	$4,018	$247	$4,265

11. Revenue Interest Financing Payable

On January 9, 2023, we entered into the RIFA with HCR and HealthCare Royalty Management, LLC, pursuant to which and subject to the terms and conditions contained therein, HCR agreed to pay us an aggregate investment amount of up to $100.0 million (the “Investment Amount”). On January 27, 2023, $32.5 million of the Investment Amount was funded, $22.2 million of which was used to satisfy our existing obligations under the A&R SVB LSA (see Note 12).

An additional $7.5 million of the Investment Amount will be funded fifteen business days after a request made by us to HCR to fund acquisition of rights, whether in the form of an acquisition, license, joint venture or similar transaction, to a clinical stage or commercial stage biopharmaceutical product to diagnose, prevent, or treat pulmonary hypertension, an additional $35.0 million of the Investment Amount will be funded fifteen business days after the earlier of regulatory approval of YUTREPIA or a favorable determination relating to the asserted patents in the ongoing patent litigation with United Therapeutics, and the remaining $25.0 million of the Investment Amount will be funded fifteen business days after the mutual agreement of HCR and us to fund such amount (the “Fourth Investment Amount”).

As consideration for the Investment Amount and pursuant to the RIFA, we have agreed to pay HCR a tiered royalty on our annual net revenue after the first commercial sale of YUTREPIA (the “Revenue Interests”). Except as may otherwise be mutually agreed to in connection with the funding of the Fourth Investment Amount, the applicable tiered percentage will range from 3.60% to 10.00% on the first $250 million on annual net revenue, 1.44% to 4.00% on the next $250 million in annual net revenue, and 0.36% to 1.00% on all annual net revenue in excess of $500 million. The specific royalty rate within such ranges will depend upon the total amount advanced by HCR and our achievement of a certain annual net revenue threshold for the calendar year 2025. We will also make certain fixed quarterly payments to HCR, plus an additional amount on a ratable basis to reflect the funding of additional amounts by HCR under the RIFA. We will be required to make additional payments to HCR in the event that the first commercial sale of YUTREPIA does not occur by June 30, 2025 and certain minimum quarterly royalty payments beginning in 2026.

If HCR has not received cumulative payments equaling at least 60% of the amount funded to date by December 31, 2026 or at least 100% of the amount funded to date by December 31, 2028, we will be obligated to make a cash payment to HCR immediately following each applicable date in an amount sufficient to achieve such percentage funded amounts to HCR giving full consideration of the cumulative amounts paid to HCR by us through each date.

HCR’s rights to receive the Revenue Interests will terminate on the date on which HCR has received payments equal to 175% of funded portion of the Investment Amount less the aggregate amount of all payments made to HCR as of such date (the “Hard Cap”), plus an amount, if any, that HCR would need to receive to yield an internal rate of return on the funded Investment Amount equal to 18% (the “IRR True-Up Payment”), unless the RIFA is earlier terminated. If a change of control of occurs or upon the occurrence of an event of default, HCR may accelerate payments due under the RIFA up to the Hard Cap, plus the IRR True-Up Payment, plus any other obligations payable under the RIFA.

The RIFA contains customary affirmative and negative covenants and customary events of default and other events that would cause acceleration, including, among other things, the occurrence of certain material adverse events or the material breach of certain representations and warranties and specified covenants, in which event HCR may elect to terminate the RIFA and require us to make payments to HCR equal to the lesser of (a) the Hard Cap, plus any other obligations payable under the RIFA, or (b) the funded portion of the Investment Amount, minus payments received by HCR in respect of the Revenue Interests, plus the IRR True-Up Payment. If the FDA grants final approval to an inhaled treprostinil product therapeutically equivalent to YUTREPIA and HCR has not received 100% of the amount funded by HCR to date, then we will be required to make payments to HCR equal to 100% of the amount funded by HCR to date, minus payments received by HCR in respect of the Revenue Interests.

The RIFA contains certain restrictions on our ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, dispose of assets, pay dividends and distributions, subject to certain exceptions. In addition, the RIFA contains a financial covenant that requires us to maintain cash and cash equivalents in an amount at least equal to $7.5 million during the calendar year beginning on January 1, 2024 and at least equal to $15.0 million for the remainder of the payment term after the calendar year ended December 31, 2024.

As of the filing date of these condensed consolidated financial statements, we are not aware of any breach of covenants, occurrence of material adverse event, nor have we received any notice of event of default from HCR.

We recorded the initial funds received from HCR of $32.5 million under the terms of the RIFA as a liability. The issuance costs, consisting primarily of legal fees, totaled $0.8 million and were recorded as a deduction of the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. We estimated the total amount of future revenue to be generated over the life of the RIFA to determine the non-cash interest expense to record to accrete the liability to the amount ultimately due. For the three months ended March 31, 2023, we estimated an effective annual interest rate of approximately 17%. Over the course of the RIFA, the actual interest rate will be affected by the amount and timing of net revenue recognized and changes in the amount and timing of forecasted net revenue. On a quarterly basis, we will reassess the expected amount and timing of the net revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The following table presents the changes in the liability related to RIFA during the three months ended March 31, 2023:

March 31,
2023
Balance as of January 27, 2023 closing	$32,500
Issuance costs	(836)
Non-cash interest expense	938
Amortization of issuance costs	15
Balance as of March 31, 2023	$32,617
Less: current portion of revenue interest financing payable	(2,000)
Long-term portion of revenue interest financing payable	$30,617

12. Long-Term Debt

Long-term debt consisted of the following:

		March 31,	December 31,
	Maturity Date	2023	2022
A&R Silicon Valley Bank term loan	December 1, 2025	$—	$19,879

Concurrent with the closing of the RIFA on January 27, 2023 (see Note 11), we repaid the amounts due under the SVB A&R LSA (as defined below), including termination fees and the Final Payment Fee, in full. This repayment resulted in a loss on extinguishment during the three months ended March 31, 2023 of $2.3 million.

On January 7, 2022 (the “A&R SVB LSA Effective Date”), we entered into an Amended and Restated Loan and Security Agreement with SVB and SVB Innovation Credit Fund VIII, L.P. (“Innovation”) (the “A&R SVB LSA”). under which $20.0 million was funded on the A&R SVB LSA Effective Date. $10.5 million of the proceeds were used to satisfy its existing obligations with SVB and such obligations are considered fully repaid and terminated as of that date.

We accounted for such repayment in accordance with ASC 405-20, Extinguishments of Liabilities, which resulted in a loss on extinguishment during the three months ended March 31, 2022 of $1.0 million.

The A&R SVB LSA was to mature on December 1, 2025, and consisted of interest-only payments equal to the greater of 7.25% and the prime rate of interest plus 4.0% of the outstanding principal amount. The SVB A&R LSA also provided for a “Final Payment Fee” of 5.0% of the aggregate original principal amount of all loans made and a payment solely to SVB of $185,000 due on the earliest of the maturity date, the repayment of the debt in full, any optional prepayment or mandatory prepayment, or the termination of the A&R SVB LSA.

As an inducement to enter into the A&R SVB LSA, we issued SVB, Innovation, and Innovation Credit Fund VIII-A L.P. (“Innovation Credit”) warrants to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $5.14 per share. The A&R SVB Warrants provide an option for a cashless exercise.

We evaluated the features of the A&R SVB LSA and A&R SVB Warrants in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging and determined that they did not contain any features that would qualify as a derivative or embedded derivative. In addition, we determined that the A&R SVB Warrants should be classified as equity.

In accordance with ASC 470, Debt, the value of the A&R SVB Warrants and A&R SVB LSA was allocated using a relative fair value allocation. The fair value of the A&R SVB Warrants was determined to be $1.3 million and included in additional paid-in-capital, of which $0.7 million was recognized as a component of the loss on extinguishment and $0.6 million as a debt discount. The remaining $19.4 million was allocated to the A&R SVB LSA. In addition, we incurred fees of less than $0.1 million, which were recorded as debt issuance costs. The debt discount and debt issuance costs were being amortized to interest expense and the Final Payment Fee was being accreted using the effective interest method over the term of the A&R SVB LSA.

The estimated fair value of the SVB Warrant was calculated using the Black-Scholes Option Pricing Model based on the following inputs:

Expected dividend yield	—
Risk-free interest rate	1.76%
Expected volatility	97.2%
Expected life (years)	10.0

13. Commitments and Contingencies

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

UNC License Agreement

We perform research under a license agreement with The University of North Carolina at Chapel Hill (“UNC”) as amended to date (the “UNC License Agreement”). As part of the UNC License Agreement, we hold an exclusive license to certain research and development technologies and processes in various stages of patent pursuit, for use in its research and development and commercial activities, with a term until the expiration date of the last to expire patent subject to the

UNC License Agreement, subject to industry standard contractual compliance. Under the UNC License Agreement, we are obligated to pay UNC royalties equal to a low single digit percentage of all net sales of drug products whose manufacture, use or sale includes any use of the technology or patent rights covered by the UNC License Agreement, including YUTREPIA. We may grant sublicenses of UNC licensed intellectual property in return for specified payments based on a percentage of any fee, royalty or other consideration received.

Chasm Technologies

In March 2012, we entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to our manufacturing capabilities during the term of the agreement. We agreed to pay future contingent milestones and royalties on net sales totaling no more than $1.5 million, none of which has been earned as of March 31, 2023.

Employment Agreements

We have agreements with certain employees which require payments if certain events, such as a change in control or termination without cause, occur.

Purchase Obligations

We enter into contracts in the normal course of business with contract service providers to assist in the performance of research and development and manufacturing activities. Subject to required notice periods and obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time. As of March 31, 2023, we have non-cancelable commitments for product manufacturing costs of approximately $5.5 million for the year ending 2023.

In addition, we are party to a multi-year supply agreement with LGM Pharma, LLC (LGM) to produce active pharmaceutical ingredients for YUTREPIA. Under the supply agreement with LGM, we are required to provide rolling forecasts, a portion of which will be considered a binding, firm order, subject to an annual minimum purchase commitment of $2.7 million for the term of the agreement. The agreement expires five years from the first marketing authorization approval of YUTREPIA.

Other Contingencies and Commitments

From time-to-time we are subject to claims and litigation in the normal course of business, none of which do we believe represent a risk of material loss or exposure. See Note 14 for further discussion of pending legal proceedings.

In addition to the commitments described above, we are party to other commitments, including non-cancelable leases and long-term debt, which are described elsewhere in these notes to the consolidated condensed financial statements.

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

Trial proceedings in the Hatch-Waxman Litigation were held in March 2022. In August 2022, Judge Andrews, who was presiding over the Hatch-Waxman Litigation, issued an opinion that claims 1, 2, 3, 6 and 9 of the ‘066 Patent were invalid, that the remaining asserted claims of the ‘066 Patent were not infringed by the Company, and that all of the asserted claims of the ‘793 Patent were both valid and infringed by the Company, based on the arguments presented by the Company in the Hatch-Waxman Litigation. In September 2022, Judge Andrews entered a final judgment in the Hatch-Waxman Litigation that incorporated the findings from his opinion and ordered that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the ’793 Patent, which will be in 2027. Both the Company and United Therapeutics have appealed Judge Andrews’ decision to the United States Court of Appeals for the Federal Circuit. The appeal remains pending and oral argument was held on May 3, 2023.

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

In January 2021, the Company filed a petition for inter partes review with the PTAB relating to the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. In August 2021, the PTAB instituted an inter partes review of the ‘793 Patent, finding that the Company had demonstrated a reasonable likelihood that it would prevail with respect to showing that at least one challenged claim of the ‘793 patent is unpatentable as obvious over the combination of certain prior art cited by the Company in its petition to the PTAB. In July 2022, the PTAB ruled in the Company’s favor, concluding that based on the preponderance of the evidence, all the claims of the ’793 Patent have been shown to be unpatentable. In August 2022, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘793 Patent. The rehearing request was denied in February 2023. In April 2023, United Therapeutics appealed the decision of the PTAB with respect to the ‘793 Patent to the United States Court of Appeals for the Federal Circuit. The appeal remains pending. The PTAB’s decision with respect to the ‘793 Patent will not override Judge Andrews’ order in the Hatch-Waxman Litigation that YUTREPIA may not be approved due to infringement of the ‘793 Patent unless and until the decision of the PTAB is affirmed on appeal.

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

In September 2021, United Therapeutics filed a motion for summary judgment with respect to all of the claims brought by Sandoz and Liquidia PAH against United Therapeutics. At the same time, Sandoz filed a motion for summary judgment with respect to the breach of contract claim. In March 2022, the Court issued an order granting partial summary judgment to United Therapeutics with respect to the antitrust and unfair competition claims, denying summary judgment to United Therapeutics with respect to the breach of contract claim, and granting partial summary judgment to Sandoz with respect to the breach of contract claim. The RareGen Litigation will now proceed to a trial to determine the amount of damages due from United Therapeutics to Sandoz with respect to the breach of contract claim. The Court has expressed a goal of holding a three-day bench trial to be scheduled for the summer of 2023.

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

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Also refer to our Annual Report on Form 10-K for the year ended December 31, 2022, which includes detailed discussions of various items impacting our business, results of operations and financial condition.

Overview

We are a biopharmaceutical company focused on the development, manufacture, and commercialization of products that address unmet patient needs, with current focus directed towards the treatment of pulmonary hypertension (“PH’). We operate through our wholly owned operating subsidiaries, Liquidia Technologies, Inc. (“Liquidia Technologies”) and Liquidia PAH, LLC (“Liquidia PAH”), formerly known as RareGen, LLC (“RareGen”).

We currently generate revenue pursuant to a promotion agreement between Liquidia PAH and Sandoz Inc. (“Sandoz”), dated as of August 1, 2018, as amended (the “Promotion Agreement”), sharing profit derived from the sale of Sandoz’s substitutable generic treprostinil injection (“Treprostinil Injection”) in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. We employ a targeted sales force calling on physicians and hospital pharmacies involved in the treatment of pulmonary arterial hypertension (“PAH”) in the United States, as well as key stakeholders involved in the distribution and reimbursement of Treprostinil Injection. Strategically, we believe that our commercial presence in the field will enable an efficient base to expand from for the launch of YUTREPIA upon final approval, leveraging existing relationships and further validating our reputation as a company committed to supporting PAH patients.

We conduct research, development and manufacturing of novel products by applying our subject matter expertise in cardiopulmonary disease and our proprietary PRINT® technology, a particle engineering platform, to enable precise production of uniform drug particles designed to improve the safety, efficacy and performance of a wide range of therapies. Through development of our own products and research with third parties, we have experience applying PRINT across multiple routes of administration and drug payloads including inhaled therapies, vaccines, biologics, nucleic acids and ophthalmic implants, among others.

Our lead product candidate is YUTREPIA for the treatment of PAH. YUTREPIA is an inhaled dry powder formulation of treprostinil designed with PRINT to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low resistance dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labeled doses of current inhaled therapies. The United States Food and Drug Administration (“FDA”) tentatively approved our New Drug Application (“NDA”) for YUTREPIA for the treatment of PAH in November 2021. The FDA also confirmed that the clinical data in the NDA would support our pursuit of a supplemental NDA to treat patients with pulmonary hypertension and interstitial lung disease (PH-ILD) upon the expiration of regulatory exclusivity in March 2024.

Since our inception, we have incurred significant operating losses. Our net loss was $11.7 million for the three months ended March 31, 2023 and $41.0 million and $34.6 million for the years ended December 31, 2022 and 2021, respectively. As of March 31, 2023, we had an accumulated deficit of $362.3 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance product candidates through clinical trials, seek regulatory approval and prepare for commercialization of any approved product candidates. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.

Recent Events

Research License Agreement with Glaxo Group Limited

On March 31, 2023, we entered into a Research License Agreement (the “Research License Agreement”) with Glaxo Group Limited (“GSK”), which superseded the Inhaled Collaboration and Option Agreement that we entered into with GSK on June 15, 2012. Under the terms of the Research License Agreement, GSK received a non-exclusive, non-sublicensable, royalty-free license to use Liquidia’s proprietary PRINT technology for the sole purpose of conducting pre-clinical research and pre-clinical development. Pursuant to the terms of the Research License Agreement, GSK will be required to seek an expanded license before it may use PRINT for clinical or commercial purposes and Liquidia will have the right to apply PRINT to all inhaled formulations other than certain identified GSK proprietary molecules.

Components of Consolidated Statements of Operations

Revenue

We primarily generate revenue pursuant to the Promotion Agreement, under which we receive a 50% share in the profit derived from the sale of Treprostinil Injection in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. On May 21, 2021, Liquidia PAH’s manufacturing partner, Chengdu Shifeng Medical Technologies LTD (“Chengdu”) began selling the RG Cartridge, which may be used to supply medications to PAH patients with the CADD-MS 3 pump manufactured by Smiths Medical ASD, Inc. During 2022, we became aware of shortages of critical components of the CADD-MS 3 pump that have caused the number of CADD-MS 3 infusion pumps available for the subcutaneous administration of Treprostinil Injection to be limited.  Due to this limitation in the availability of pumps, specialty pharmacies are not currently placing new patients on to subcutaneous Treprostinil Injection therapy in order to preserve the available pumps for those patients already receiving subcutaneous administration of Treprostinil Injection. We are seeking to work with third parties to resolve the component shortage to increase the available supply of CADD-MS 3 pumps and to develop or procure other pumps that can be used to administer Treprostinil Injection in the future. Future revenue may be impacted until new components or alternative pumps are available.

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

Other Income (Expense)

Other income (expense) is comprised of interest income and expense and loss on extinguishment of debt. Interest income consists of interest earned on our cash deposits. Interest expense consists of interest charges on the revenue interest financing payable, finance leases and long-term debt. These charges include monthly recurring interest on such obligations in addition to non-cash charges. Non-cash charges include interest accretion, expensing of debt issuance costs and amortization of discounts on long-term debt to interest expense.

Results of Operations

Three Months Ended March 31, 2023 compared with the Three Months Ended March 31, 2022

The following table summarizes the results of our operations for the three months ended March 31, 2023 and 2022, together with the changes in those items in dollars and as a percentage (in thousands, except for percentages):

	Three Months Ended
	March 31,		$	%
	2023	2022	Change	Change
Revenue	$4,493	$3,492	$1,001	29%
Costs and expenses:
Cost of revenue	654	694	(40)	(6)%
Research and development	5,278	4,728	550	12%
General and administrative	7,793	12,542	(4,749)	(38)%
Total costs and expenses	13,725	17,964	(4,239)	(24)%
Loss from operations	(9,232)	(14,472)	5,240	(36)%
Other income (expense):
Interest income	922	4	918	22,950%
Interest expense	(1,124)	(478)	(646)	135%
Loss on extinguishment of debt	(2,311)	(997)	(1,314)	132%
Total other expense, net	(2,513)	(1,471)	(1,042)	71%
Net loss and comprehensive loss	$(11,745)	$(15,943)	$4,198	(26)%

_______________

* Not meaningful

Revenue

Revenue was $4.5 million for the three months ended March 31, 2023, compared to $3.5 million for the three months ended March 31, 2022. Revenue related primarily to the Promotion Agreement. The increase of $1.0 million was primarily due to increased quantities and favorable gross-to-net rebate adjustments.

Cost of Revenue

Cost of revenue was $0.7 million for both the three months ended March 31, 2023 and 2022. Cost of revenue related to the Promotion Agreement as noted above.

Research and Development Expenses

Research and development expenses were $5.3 million for the three months ended March 31, 2023, compared with $4.7 million for the three months ended March 31, 2022. The increase of $0.6 million or 12% was primarily due to a $0.5 million increase in consulting and personnel expenses in preparation for the potential commercialization of YUTREPIA.

General and Administrative Expenses

General and administrative expenses were $7.8 million for the three months ended March 31, 2023, compared with $12.5 million for the three months ended March 31, 2022. The decrease of $4.7 million or 38% was primarily due to a $4.0 million decrease in legal fees related to our ongoing YUTREPIA-related litigation and a $1.8 million decrease in stock-based compensation expense driven by an option modification charge recorded in 2022. These decreases were offset by a $1.1 million increase in commercial, marketing, and personnel expenses in preparation for the potential commercialization of YUTREPIA.

Other Income (Expense)

Total other expense, net was $2.5 million for the three months ended March 31, 2023, compared with $1.5 million for the three months ended March 31, 2022. The three months ended March 31, 2023 included a $2.3 million loss on extinguishment of debt related to repayment of the A&R SVB LSA in January 2023. The three months ended March 31, 2022 included a $1.0 million loss on extinguishment of debt related to the refinance of our long-term debt with SVB during January 2022. We also incurred $0.6 million higher interest expense in the three months ended March 31, 2023 as compared to that incurred in the three months ended March 31, 2022, which was attributable to the higher borrowings under the RIFA as compared to balances outstanding under the A&R SVB LSA.

Liquidity and Capital Resources

We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, the issuance of convertible notes, and revenue interest financing. Our principal uses of cash have been for working capital requirements and capital expenditures. As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $94.4 million and $93.3 million, respectively. As of March 31, 2023, we had stockholders’ equity of $81.6 million and an accumulated deficit of $362.3 million.

In January 2023, we entered into a Revenue Interest Financing Agreement (the “RIFA”) with HealthCare Royalty Partners IV, L.P. (“HCR”) and HealthCare Royalty Management, LLC. Pursuant to the RIFA and subject to customary closing conditions, HCR has agreed to pay us an aggregate investment amount of up to $100.0 million (the “Investment Amount”). $32.5 million of the Investment Amount was funded on January 27, 2023 (the “Initial Investment Amount”), $22.2 million of which was used to satisfy in full and retire the Company’s indebtedness under the A&R SVB LSA with the excess proceeds funded to the Company. See Note 12 to the consolidated condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for information regarding repayment.

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

Our primary uses of capital are, and we expect will continue to be, compensation and related personnel expenses, clinical costs, manufacturing process development costs, external research and development services, laboratory and related supplies, regulatory expenses, legal costs, administrative and overhead costs and repayments under the RIFA. We also expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution as we prepare to potentially receive regulatory approval for YUTREPIA. Our future funding requirements will be heavily determined by the timing of the potential commercialization of YUTREPIA and the resources needed to support development of our product candidates.  If the Company is unable to access the contingent Investment Amounts from the RIFA or generate meaningful YUTREPIA product revenue, the Company will require additional capital.

We believe based on our current operating plan, excluding any potential contingent Investment Amounts from the RIFA and future YUTREPIA product revenue, that cash and cash equivalents will be sufficient to fund operations and capital expenditure requirements and allow us to remain in compliance with our minimum cash covenants pursuant to the RIFA for at least twelve months from the issuance date of this Quarterly Report on Form 10-Q. If we are unable to access additional Investment Amounts from the RIFA, there could be substantial doubt about our ability to continue as a going concern as of the date of the issuance of our second quarter 2023 financial statements. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates. If we conclude that we require but are unable to obtain additional funding, we could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect business prospects.

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

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(8,457)	$(9,782)
Investing activities	(364)	—
Financing activities	9,950	10,082
Net increase in cash and cash equivalents	$1,129	$300

Operating Activities

Net cash used in operating activities decreased $1.3 million to $8.5 million for the three months ended March 31, 2023 from $9.8 million for the three months ended March 31, 2022. The decrease was primarily due to $4.5 million lower net loss adjusted for non-cash items offset by working capital changes of $3.2 million. The decrease in working capital was primarily driven by the timing of vendor payments.

Investing Activities

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2023 and primarily related to property, plant and equipment purchases.

Financing activities

Net cash provided by financing activities was $10.0 million during the three months ended March 31, 2023 compared with $10.1 million during the three months ended March 31, 2022. During the three months ended March 31, 2023 we received $31.8 million net proceeds from the revenue interest financing agreement of which $22.2 million was used to repay the A&R SVB LSA. During the three months ended March 31, 2022, we received $9.3 million excess proceeds from the refinancing of long-term debt, $0.6 million from the issuance of common stock under stock incentive plans, and $0.3 million in litigation financing deployments. Funds received from litigation deployments are paid directly to the attorneys involved in the RareGen Litigation (as described in Item 1, Legal Proceedings), ongoing costs of which are included as operating outflows.

Contractual Obligations and Commitments

Milestone and Royalty Obligations

Under the UNC License Agreement, the Company is obligated to pay UNC royalties equal to a low single digit percentage of all net sales of drug products whose manufacture, use or sale includes any use of the technology or patent rights covered by the UNC License Agreement, including YUTREPIA.

In March 2012, we entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to our manufacturing capabilities during the term of the agreement. We agreed to pay future contingent milestones and royalties, totaling no more than $1.5 million, none of which has been earned as of March 31, 2023.

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

Purchase Obligations

We enter into contracts in the normal course of business with contract service providers to assist in the performance of our research and development and manufacturing activities. Subject to required notice periods and our obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time. As of March 31, 2023, the Company has non-cancelable commitments for product manufacturing costs of approximately $5.5 million for the year ending December 31, 2023.

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

Lease Obligations

We have operating lease obligations including rental amounts due on leases of certain laboratory, manufacturing and office space and equipment under the terms of non-cancelable operating leases. These leases expire at various times through October 2026. Minimum operating lease payments are $1.0 million in the remaining nine months of 2023, $1.3 million in 2024, $1.4 million in 2025, and $1.2 million in 2026.

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

While we describe our significant accounting policies in Note 2 to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we have identified the following critical accounting estimates:

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

We base our expenses related to CROs and CMOs on our estimates of the services received and efforts expended pursuant to quotations and contracts with such vendors that conduct research and development and manufacturing activities on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the applicable research and development or manufacturing expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. There have been no material changes in estimates for the periods presented within this Quarterly Report on Form 10-Q.

Revenue Interest Financing Agreement

In January 2023, we recognized a liability related to the RIFA with HCR under ASC 470-10, Debt and ASC 835-30 Interest - Imputation of Interest. The initial funds received by us from HCR pursuant to the terms of the RIFA were recorded as a liability and will be accreted under the effective interest method upon the estimated amount of future royalty payments to be made pursuant to the RIFA. The issuance costs were recorded as a direct deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. We estimated the total amount of future product revenue to be generated over the life of the RIFA, and a significant increase or decrease in these estimates could materially impact the liability balance and the related interest expense. If the timing or amounts of any estimated future revenue and related payments change, we will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Trial proceedings in the Hatch-Waxman Litigation were held in March 2022. In August 2022, Judge Andrews, who was presiding over the Hatch-Waxman Litigation, issued an opinion that claims 1, 2, 3, 6 and 9 of the ‘066 Patent were invalid, that the remaining asserted claims of the ‘066 Patent were not infringed by the Company, and that all of the asserted claims of the ‘793 Patent were both valid and infringed by the Company, based on the arguments presented by the Company in the Hatch-Waxman Litigation. In September 2022, Judge Andrews entered a final judgment in the Hatch-Waxman Litigation that incorporated the findings from his opinion and ordered that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the ’793 Patent, which will be in 2027. Both the Company and United Therapeutics have appealed Judge Andrews’ decision to the United States Court of Appeals for the Federal Circuit. The appeal remains pending and oral argument was held on May 3, 2023.

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

In January 2021, the Company filed a petition for inter partes review with the PTAB relating to the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. In August 2021, the PTAB instituted an inter partes review of the ‘793 Patent, finding that the Company had demonstrated a reasonable likelihood that it would prevail with respect to showing that at least one challenged claim of the ‘793 patent is unpatentable as obvious over the combination of certain prior art cited by the Company in its petition to the PTAB. In July 2022, the PTAB ruled in the Company’s favor, concluding that based on the preponderance of the evidence, all the claims of the ’793 Patent have been shown to be unpatentable. In August 2022, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘793 Patent. The rehearing request was denied in February 2023. In April 2023, United Therapeutics appealed the decision of the PTAB with respect to the ‘793 Patent to the United States Court of Appeals for the Federal Circuit. The appeal remains pending. The PTAB’s decision with respect to the ‘793 Patent will not override Judge Andrews’ order in the Hatch-Waxman Litigation that YUTREPIA may not be approved due to infringement of the ‘793 Patent unless and until the decision of the PTAB is affirmed on appeal.

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

In September 2021, United Therapeutics filed a motion for summary judgment with respect to all of the claims brought by Sandoz and Liquidia PAH against United Therapeutics. At the same time, Sandoz filed a motion for summary judgment with respect to the breach of contract claim. In March 2022, the Court issued an order granting partial summary judgment to United Therapeutics with respect to the antitrust and unfair competition claims, denying summary judgment to United Therapeutics with respect to the breach of contract claim, and granting partial summary judgment to Sandoz with respect to the breach of contract claim. The RareGen Litigation will now proceed to a trial to determine the amount of damages due from United Therapeutics to Sandoz with respect to the breach of contract claim. The Court has expressed a goal of holding a three-day bench trial to be scheduled for the summer of 2023.

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

The following is a summary of the principal risk factors described in this section:

●	We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. The future viability of our company may depend on our ability to raise additional capital to finance our future operations.
●	We have a history of losses and our future profitability remains uncertain.
●	We are primarily dependent on the success of our product candidate, YUTREPIA, for which we received tentative approval from the FDA in November 2021, and this product candidate may fail to receive final marketing approval (in a timely manner or at all) or may not be commercialized successfully.
●	United Therapeutics has initiated a lawsuit against us in which it has claimed that YUTREPIA is infringing three of its patents and a separate lawsuit against us that we and a former United Therapeutics employee, who later joined us as an employee, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. The judge in the patent lawsuit entered a final judgment finding that one of the three asserted United Therapeutics’ patents is both valid and infringed and ordering that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the infringed patent, which will be in 2027. While the PTAB found that this same patent was unpatentable, the PTAB’s decision with respect to the patent will not override the court’s order unless and until the decision of the PTAB is affirmed on appeal. These lawsuits may result in our company being delayed in its efforts to commercialize YUTREPIA.
●	Liquidia PAH does not hold the FDA regulatory approval for Treprostinil Injection, the RG Cartridge or pumps used to administer Treprostinil Injection and is dependent on Sandoz, Chengdu and the pump manufacturers to manufacture and supply Treprostinil Injection, the RG Cartridge and pumps used to administer Treprostinil Injection, respectively, in compliance with FDA requirements, and is more broadly dependent on their FDA and healthcare compliance relative to Treprostinil Injection, the RG Cartridge and the pumps used to administer Treprostinil Injection, respectively.
●	Treprostinil Injection is presently administered subcutaneously via Smith Medical’s CADD-MS 3 infusion pump. Smith Medical no longer manufactures the CADD-MS 3 infusion pump and has no obligation to service or maintain CADD-MS 3 infusion pumps after January 1, 2025. Should components of the CADD-MS 3 pump become unavailable, Smith Medical’s ability to service and maintain such pumps may terminate earlier than anticipated. For instance, during 2022 we became aware of a potential shortage of a critical component of the CADD-MS 3 infusion pump that may cause the number of CADD-MS 3 infusion pumps available for the administration of Treprostinil Injection to be depleted prior to January 1, 2025. In the event the specialty pharmacies are unable to access sufficient quantities of operable pumps or in the event we are unable to identify or develop a new pump prior to the current pumps becoming unavailable, the commercial success of Treprostinil Injection may be adversely affected.
●	Sales of Treprostinil Injection are dependent on market acceptance of generic treprostinil for parenteral administration and the medical devices used for administration of Treprostinil Injection, including the Smiths Medical infusion pumps, any future pumps that we develop, and the RG Cartridge, by patients, health care providers and by third-party payors, while interactions with these persons and entities are subject to compliance requirements. The commercial success of Treprostinil Injection may also be impacted by increasing generic competition which may result in declining prices for Treprostinil Injection.
●	We expect that we will need further financing for our existing business and future growth, which may not be available on acceptable terms, if at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations. The failure to obtain further financing may also prevent us from capitalizing on other potential product candidates or indications which may be more profitable than YUTREPIA or for which there may be a greater likelihood of success.
●	We face significant competition from large pharmaceutical companies, among others, in developing our products and in gaining regulatory approval to bring them to market in time to achieve commercial success, and our operating results will suffer if we are unable to compete effectively, including if one or more such products have a superior product profile to YUTREPIA.
●	Our financing facility with HCR contains milestones that must be achieved in order to draw down on the facility, and failure to achieve these milestones may result in our having insufficient financing for our existing business plan. Our financing facility with HCR also contains operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in HCR taking possession and disposing of any collateral.
●	Our products may not achieve market acceptance.
●	Our product candidates are based on our proprietary, novel technology, PRINT, which has not been used to manufacture any products that have been previously approved by the FDA, making it difficult to predict the time and cost of development and of subsequently obtaining final regulatory approval.
●	Our business and operations may be adversely affected by the effects of health epidemics, including the continued spread of the COVID-19 global pandemic.
●	We may not be able to build a commercial operation, including establishing and maintaining marketing and sales capabilities or entering into agreements with third parties to market and sell our drug products.
●	We depend on third parties for clinical and commercial supplies, including single suppliers for the active ingredient, the device, encapsulation and packaging of YUTREPIA. In the event of any disruption in these supplies, our ability to develop and commercialize, and the timeline for commercialization of, YUTREPIA may be adversely affected.
●	We rely on third parties to conduct our preclinical studies and clinical trials.
●	We may become involved in litigation to protect our intellectual property, to enforce our intellectual property rights or to defend against claims of intellectual property infringement by third parties, which could be expensive, time-consuming and may not be successful.
●	We depend on skilled labor, and our business and prospects may be adversely affected if we lose the services of our skilled personnel, including those in senior management, or are unable to attract new skilled personnel.
●	We expect that the market price of our common stock may be volatile, and you may lose all or part of your investment.
●	As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the trading price of our shares.

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

We have incurred net losses of $11.7 million during the three months ended March 31, 2023 and $41.0 million and $34.6 million during the years ended December 31, 2022 and 2021, respectively. We also had negative operating cash flows for each of these periods. As of March 31, 2023, we had an accumulated deficit of $362.3 million.

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

We expect that we may need further financing for our existing business and future growth, which may not be available on acceptable terms, if at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations. The failure to obtain further financing may also prevent us from capitalizing on other potential product candidates or indications which may be more profitable than YUTREPIA or for which there may be a greater likelihood of success.

We anticipate that we may need to raise additional funds to meet our future funding requirements for the continued research, development and commercialization of our product candidates and technology. In the event that funds generated from our operations are insufficient to fund our future growth, we may raise additional funds through the issuance of equity or debt securities or by borrowing from banks or other financial institutions. We cannot assure you that we will be able to obtain such additional financing on terms that are acceptable to us, or at all. Global and local economic conditions could negatively affect our ability to raise funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing, even if obtained, may be accompanied by restrictive covenants that may, among others, limit our ability to pay dividends or require us to seek consent for payment of dividends, or restrict our freedom to operate our business by requiring consent for certain actions.

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

We are using the net proceeds of our financing facility with HCR, our April 2022 public equity offering and prior public and private equity offerings to support the development and commercialization of YUTREPIA, including the potential commercial launch of YUTREPIA in the event of final FDA approval, the commercialization of Treprostinil Injection, the development and servicing of pumps for the administration of Treprostinil Injection, one or more strategic transactions, preclinical pipeline activities, the development and commercialization of any products acquired or developed and for general corporate purposes. Our management has broad discretion in the application of such proceeds and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish cash flows available to service our obligations to HCR, cause the value of our equity to decline and delay the development of our product candidates. Pending their use, we may invest such proceeds in short-term, investment-grade, interest-bearing securities, which may not yield favorable returns.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change”, generally defined as a greater than 50.0% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. With our April 2022 public equity offering, our 2021 private placement, the closing of the RareGen acquisition in November 2020, our July 2020 public equity offering, our December 2019 private placement, issuances under our prior at-the-market facility, our March 2019 follow-on equity offering and our July 2018 initial public offering, as well as other past transactions, we may have already triggered an “ownership change” limitation. We have not completed a formal study to determine if any “ownership changes” within the meaning of IRC Section 382 have occurred. If “ownership changes” within the meaning of Section 382 of the Code have occurred, and if we earn net taxable income, our ability to use our net operating loss carryforwards and research and development tax credits generated since inception to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us and could require us to pay U.S. federal income taxes earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.

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

In addition, to administer Treprostinil Injection through subcutaneous injection, patients currently must use the CADD-MS 3 infusion pump manufactured by Smiths Medical. Smiths Medical no longer manufactures the CADD-MS 3 infusion pump and, under our Settlement Agreement with Smiths Medical, they are no longer obligated to support the CADD-MS 3 infusion pump after January 1, 2025. Moreover, in the event components of the CADD-MS 3 infusion pump become unavailable prior to January 1, 2025, Smiths Medical may be unable to service pumps that require a replacement of such components. For instance, during 2022 we became aware of a shortage of a critical component of the CADD-MS 3 infusion pump that has caused the number of CADD-MS 3 infusion pumps available for the administration of Treprostinil Injection to be limited. Due to this limitation in the availability of pumps, specialty pharmacies are not currently placing new patients on to subcutaneous Treprostinil Injection therapy in order to preserve the available pumps for those patients already receiving subcutaneous administration of Treprostinil Injection. We are working with Smiths Medical and Sandoz in an effort to resolve this shortage of critical components for the CADD-MS 3. However, if we are unable to identify a solution to this shortage, the number of patients that can receive subcutaneous administration of Treprostinil Injection will continue to be constrained, which would continue to adversely affect sales of Treprostinil Injection. Also, to administer Treprostinil Injection intravenously, patients currently use infusion pumps manufactured by Smiths Medical.

We are seeking to work with third parties to develop or procure other pumps that can be used to administer Treprostinil Injection in the future. For example, we have entered into an agreement with Sandoz and Mainbridge to develop a new pump that can be used to administer Treprostinil Injection in the future. Such pumps will require FDA 510(k) clearance before they can be sold. There is no guarantee that we or our partners will receive FDA 510(k) clearance for any such pumps or, even if they do receive FDA 510(k) clearance for any such pumps, that they will do so in a timely manner. If we are unable to identify, develop and obtain any required FDA clearance for new pumps for the subcutaneous and intravenous administration of Treprostinil Injection prior to the unavailability of the CADD-MS 3, we may no longer be able to serve patients with Treprostinil Injection through the applicable route of administration.

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

Trial proceedings in the Hatch-Waxman Litigation were held in March 2022. In August 2022, Judge Andrews, who was presiding over the Hatch-Waxman Litigation, issued an opinion that claims 1, 2, 3, 6 and 9 of the ‘066 Patent were invalid, that the remaining asserted claims of the ‘066 Patent were not infringed by us, and that all of the asserted claims of the ‘793 Patent were both valid and infringed by us, based on the arguments we presented in the Hatch-Waxman Litigation. In September 2022, Judge Andrews entered a final judgment in the Hatch-Waxman Litigation that incorporated the findings from his opinion and ordered that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the ’793 Patent, which will be in 2027. Both we and United Therapeutics have appealed Judge Andrews’ decision to the United States Court of Appeals for the Federal Circuit. The appeal remains pending and oral argument was held on May 3, 2023.

In September 2022, following entry of final judgment, we filed a motion requesting that Judge Andrews stay enforcement of the order delaying the effective date of any final approval by the FDA of YUTREPIA until the expiration of the ’793 Patent. Briefing on the motion for stay of enforcement is complete, and the motion remains pending with the Court.

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

In January 2021, we filed a petition with the PTAB for inter partes review of the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. In August 2021, the PTAB instituted an inter partes review of the ‘793 Patent, finding that we had demonstrated a reasonable likelihood that we would prevail with respect to showing that at least one challenged claim of the ‘793 Patent is unpatentable as obvious over the combination of certain prior art cited by us in our petition to the PTAB. In July 2022, the PTAB ruled in our favor, concluding that based on the preponderance of the evidence, all the claims of the ’793 Patent have been shown to be unpatentable. In August 2022, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘793 Patent. The rehearing request was denied in February 2023. In April 2023, United Therapeutics appealed the decision of the PTAB with respect to the ‘793 Patent to the United States Court of Appeals for the Federal Circuit. The appeal remains pending. The PTAB’s decision with respect to the ‘793 Patent will not override Judge Andrews’ order in the Hatch-Waxman Litigation that YUTREPIA may not be approved due to infringement of the ‘793 Patent unless and until the decision of the PTAB is affirmed on appeal.

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

Any new drug product that competes with a prior approved drug product must demonstrate advantages in safety, efficacy, tolerability or convenience in order to overcome price competition and to be commercially successful. Our products, if and when approved, are expected to face competition from drug products that are already on the market, as well as those in our competitors’ development pipelines. We expect that our lead program, YUTREPIA, an inhaled treprostinil therapy for the treatment of PAH, will face competition from the following inhaled treprostinil therapies that are either currently marketed or in clinical development:

◾
●	Tyvaso, marketed by United Therapeutics, has been approved for the treatment of PAH in the United States since 2009. Tyvaso is the reference listed drug in our NDA for YUTREPIA. Following patent litigation, United Therapeutics and Watson Pharmaceuticals reached a settlement whereby Watson Pharmaceuticals will be permitted to enter the market with a generic version of Tyvaso beginning on January 1, 2026. In April 2021, United Therapeutics announced that Tyvaso was approved by FDA to include treatment of patients with PH-ILD.
●	Ventavis®, marketed by Actelion, a division of Johnson & Johnson, has been approved for the treatment of PAH in the United States since 2004.
●	Tyvaso DPI, licensed from MannKind by United Therapeutics, is a dry-powder formulation of treprostinil that was approved for the treatment of PAH and PH-ILD in the United States in May 2022. There is a possibility that the FDA could grant three years of market exclusivity to Tyvaso DPI as an inhaled dry-powder formulation of treprostinil that could delay the final approval of YUTREPIA until said exclusivity expires.
●	Treprostinil Palmitil Inhalation Powder (TPIP), is a dry-powder formulation of a treprostinil prodrug being developed by Insmed. Insmed announced the completion of an initial Phase 1 study in February 2021 which demonstrated that TPIP was generally safe and well tolerated, with a pharmacokinetic profile that supports once-daily dosing. Insmed initiated Phase 2 trials studying patients diagnosed with PAH and PH-ILD in May 2021 and December 2022, respectively. If the TPIP clinical program is successful in demonstrating less frequent dosing with similar efficacy and safety to YUTREPIA and Tyvaso DPI, then TPIP has the potential to be viewed as a more attractive option and may take market share rapidly.
●	L606 is a nebulized, liposomal formulation of treprostinil for treatment of PAH being developed by Pharmosa Biopharm Inc. (“Pharmosa”). In 2021, Pharmosa initiated a Phase 3 open-label study to evaluate the safety and tolerability of L606 in subjects with PAH that have been stabilized on Tyvaso. The intended product profile seeks to reduce the daily dosing frequency of treprostinil.

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

Additionally, even though Sandoz launched the first-to-file fully substitutable generic treprostinil for parenteral administration in March 2019 that is sold primarily through the specialty pharmacies, Teva Pharmaceutical Industries Ltd. launched a generic treprostinil for parenteral administration in October 2019 that is sold primarily through a specialty pharmacy and to hospitals, Par Pharmaceutical, Inc. launched a generic treprostinil for parenteral administration after receiving approval in September 2019 that is sold primarily to hospitals, Dr. Reddy’s Laboratories Inc. launched a generic treprostinil for parenteral administration in April 2023, and Alembic received approval in February 2021 for generic treprostinil for parenteral administration. Such increased competition may result in a smaller than expected commercial opportunity for us.

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

We may not be able to build a commercial operation, including establishing and maintaining marketing and sales capabilities or entering into agreements with third parties to market and sell our drug products.

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

We also rely upon Chengdu for the manufacture and supply of RG Cartridges for the subcutaneous administration of Treprostinil Injection and upon Smiths Medical for ongoing servicing and support of the CADD-MS 3, CADD Legacy and CADD-Solis infusion pumps. In the event of any disruption to our supply of RG Cartridges or any disruption in the availability of parts or servicing for the CADD-MS 3, CADD Legacy and CADD-Solis infusion pumps, sales of Treprostinil Injection may be adversely affected.

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

Collaboration and licensing arrangements are complex and time-consuming to negotiate, document, implement and maintain. We may not be successful in our efforts to establish collaboration or other alternative arrangements should we so choose to enter into such arrangements. In addition, the terms of any collaboration or other arrangements that we may enter into may not be favorable to us or may restrict our ability to enter into further collaboration or other arrangements with third parties. For example, collaboration agreements may contain exclusivity arrangements which limit our ability to work with other pharmaceutical companies to expand the applications for our PRINT technology, as is the case in our collaboration agreement with GSK which restricts our ability to use PRINT for inhaled applications with respect to certain identified compounds.

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

Our collaboration and licensing arrangements, as well as any future collaboration and licensing arrangements that we may enter into, may not be successful. The success of our collaboration and licensing arrangements will depend heavily on the efforts and activities of our collaborators, which are not within our control. We may, in the course of our collaboration and licensing arrangements, be subject to numerous risks, including, but not limited to, the following:

●	our collaborators may have significant discretion in determining the efforts and resources that they will contribute;
●	our collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing. For example, in July 2018, GSK notified us of its decision to discontinue development of the inhaled antiviral for viral exacerbations in COPD after completion of its related Phase 1 clinical trial and we do not believe that GSK is currently advancing any program under our collaboration;
●	our collaborators may independently, or in conjunction with others, develop products that compete directly or indirectly with our product candidates;
●	we may grant exclusive rights to our collaborators that would restrict us from collaborating with others. For example, we are currently subject to certain restrictions with regard to our ability to enter into collaboration arrangements to use PRINT for the development of inhaled therapeutics using certain identified compounds pursuant to our collaboration with GSK;
●	our collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
●	disputes may arise between us and our collaborators, which may cause a delay in or the termination of our research, development or commercialization activities;
●	our collaboration and licensing arrangements may be terminated, and if terminated, may result in our need for additional capital to pursue further drug product development or commercialization. For example, our development and licensing agreement with G&W Laboratories, Inc., was mutually terminated in April 2018;
●	our collaborators may own or co-own certain intellectual property arising from our collaboration and licensing arrangements with them, which may restrict our ability to develop or commercialize such intellectual property; and
●	our collaborators may alter the strategic direction of their business or may undergo a change of control or management, which may affect the success of our collaboration arrangements with them.

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

 As of May 1, 2023, 64,717,549 shares of our common stock were outstanding, of which 54,836,202 shares of common stock, or 84.7% of our outstanding shares as of May 1, 2023, are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act (“Rule 144”). The resale of the remaining 9,881,347 shares held by our stockholders as of May 1, 2023 is currently prohibited or otherwise restricted as a result of securities law provisions. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

As of May 1, 2023, the holders of 1,887,937 shares, or 2.9%, of our outstanding shares as of May 1, 2023, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including the employee stock purchase plan. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance or resale (as applicable), subject to lock-up agreements, if any.

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

The trading prices of the securities of pharmaceutical and biotechnology companies have been highly volatile. As such, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our common stock may be influenced by many factors, including:

●	results of any clinical trials of any product candidate we may develop, or those of our competitors;
●	the success of Sandoz’s Treprostinil Injection to which we have commercial rights to pursuant to the Promotion Agreement;
●	the success of Chengdu’s launch of the RG Cartridge and the market acceptance of the RG Cartridge for the subcutaneous administration of Treprostinil Injection;
●	whether Mainbridge is able to complete the development of a new pump for the subcutaneous administration of Treprostinil Injection and obtain FDA clearance on a timely basis or at all;
●	our cash resources;
●	the approvals or success of competitive products or technologies;
●	potential approvals of any product candidate we may develop, including YUTREPIA, for marketing by the FDA or equivalent foreign regulatory authorities or any failure to obtain such approvals;
●	our involvement in significant lawsuits, such as stockholder or patent litigation, including inter partes review proceedings and Hatch-Waxman litigation with originator companies or others which may hold patents, including the ongoing appeals in connection with the patents that United Therapeutics has asserted against us;
●	regulatory or legal developments in the United States and other countries;
●	the results of our efforts to commercialize any product candidate we may develop, including YUTREPIA in the event we receive final approval from the FDA;
●	developments or disputes concerning patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 36.4% of our capital stock as of May 1, 2023. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of our board of directors (the “Board”), and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

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

In connection with the accounting for our RareGen acquisition, we have recorded significant amounts of contract acquisition costs, intangible assets, and goodwill. Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill has been impaired. Contract acquisition costs and amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. The valuation of goodwill depends on a variety of factors, the success of our business, including our ability to obtain regulatory approval for YUTREPIA, global market and economic conditions, earnings growth and expected cash flows. Impairments may be caused by factors outside our control, such as actions by the FDA, increasing competitive pricing pressures, and various other factors. Significant and unanticipated changes or our inability to obtain or maintain regulatory approvals for our product candidates, including the NDA for YUTREPIA, could require a non-cash charge for impairment in a future period, which may significantly affect our results of operations in the period of such charge.

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

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document

10.1*	Fourth Amendment to Promotion Agreement, dated as of March 10, 2023, by and between Liquidia PAH, LLC and Sandoz Inc.
10.2*	Research License Agreement, dated as of March 31, 2023, by and between Liquidia Technologies, Inc. and Glaxo Group Limited.
10.3*	First Amendment to Revenue Interest Financing Agreement, dated as of April 17, 2023, by and among Liquidia Technologies, Inc., Healthcare Royalty Partners IV, L.P., and HCR Collateral Management, LLC.
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 8, 2023

LIQUIDIA CORPORATION
By:	/s/ Roger A. Jeffs, Ph.D.
Roger A. Jeffs, Ph.D.
Chief Executive Officer

DATE: May 8, 2023

LIQUIDIA CORPORATION
By:	/s/ Michael Kaseta
Michael Kaseta
Chief Financial Officer