Form 10-Q
period 2023-06-30
Liquidia Corp
filed 2023-08-10
CIK 1819576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended June 30, 2023

or

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

As of August 1, 2023, there were 64,741,096 shares of the registrant’s common stock outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	those identified and disclosed in our public filings with the U.S. Securities and Exchange Commission (“SEC”) including, but not limited to (i) the timing of and our ability to obtain and maintain regulatory approvals for our product candidates, including YUTREPIA, the potential for, and timing regarding, eventual final approval by the United States Food and Drug Administration (the “FDA”) of and our ability to commercially launch YUTREPIA, including the potential impact of regulatory review, approval, and exclusivity developments which may occur for competitors; (ii) the timeline or outcome related to appeals or other motions arising in or from our patent litigation with United Therapeutics Corporation (“United Therapeutics”) that was filed in the U.S. District Court for the District of Delaware or the inter partes reviews with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office or any future patent litigation with United Therapeutics or any other third party; (iii) the timing and our ability to obtain and maintain regulatory approval for the infusion pump that we are developing with Sandoz Inc. (“Sandoz”) and Mainbridge Health Partners, LLC (“Mainbridge”); and (iv) the timing and our ability to obtain and maintain regulatory approval for L606, an investigational, liposomal formulation of treprostinil that we licensed from Pharmosa Biopharm Inc. (“Pharmosa”); and (iv) our ability to continue operations as a going concern without obtaining additional funding;
●	our ability to predict, foresee, and effectively address or mitigate future developments resulting from health epidemics, such as the COVID-19 pandemic, or other global shutdowns, which could include a negative impact on the availability of key personnel, the temporary closure of our facility or the facilities of our business partners, suppliers, third-party service providers or other vendors, or delays in payments or purchasing decisions, or the interruption of domestic and global supply chains, the economy and capital or financial markets;
●	our expectations regarding the size of the patient populations for, market acceptance and opportunity for those drug products that we commercialize in collaboration with third parties, including Sandoz’s first-to-file fully substitutable generic treprostinil injection;
●	the availability and market acceptance of medical devices and components of medical devices used to administer our drug products and drug products that we commercialize with third parties, including Smiths Medical’s CADD-MS 3 infusion pump, the RG 3ml Medication Cartridge that we developed in collaboration with Chengdu Shifeng Medical Technologies LTD. used for the subcutaneous administration of Sandoz’s generic treprostinil injection, Smiths Medical’s CADD Legacy and CADD-Solis infusion pumps used for the intravenous administration of Sandoz’s generic treprostinil injection, the infusion pump that we are developing with Sandoz and Mainbridge for the subcutaneous administration of Sandoz’s generic treprostinil injection, Plastiape’s RS00 Model 8 dry powder inhaler, which we plan to use for the administration of YUTREPIA and any devices used for the administration of L606;
●	our ability to draw down on our financing facility with Healthcare Royalty Partners IV, L.P. (“HCR”) and our ability to satisfy the covenants contained in the Revenue Interest Financing Agreement with HCR (the “RIFA”);
●	our ability to retain, attract and hire key personnel;
●	prevailing economic, market and business conditions;
●	the cost and availability of capital and any restrictions imposed by lenders or creditors;
●	changes in the industry in which we operate;
●	the failure to renew, or the revocation of, any license or other required permits;

●	unexpected charges or unexpected liabilities arising from a change in accounting policies, including any such changes by third parties with whom we collaborate and from whom we receive a portion of their net profits, or the effects of acquisition accounting varying from our expectations;
●	the risk that the credit ratings of our company or our subsidiaries may be different from what the companies expect, which may increase borrowing costs and/or make it more difficult for us to pay or refinance our debts and require us to borrow or divert cash flow from operations in order to service debt payments;
●	fluctuations in interest rates;
●	adverse outcomes of pending or threatened litigation or governmental investigations, including our patent litigation with United Therapeutics, the litigation arising from United Therapeutics’ claim that we and a former employee misappropriated trade secrets from United Therapeutics and any future litigation with United Therapeutics or any other third party;
●	the effects on our company or our subsidiaries of future regulatory or legislative actions, including changes in healthcare, environmental and other laws and regulations to which we are subject;
●	conduct of and changing circumstances related to third-party relationships on which we rely, including the level of credit worthiness of counterparties;
●	the volatility and unpredictability of the stock market and credit market conditions;
●	conditions beyond our control, such as natural disasters, global pandemics (including COVID-19), or acts of war or terrorism;
●	variations between the stated assumptions on which forward-looking statements are based and our actual experience;
●	other legislative, regulatory, economic, business, and/or competitive factors;
●	our plans to develop and commercialize our product candidates;
●	our planned clinical trials for our product candidates;
●	the timing of the availability of data from our clinical trials;
●	the timing of our planned regulatory filings;
●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
●	the clinical utility of our product candidates and their potential advantages compared to other treatments;
●	our commercialization, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for the manufacture of our product candidates and the sufficiency of our current manufacturing facilities to produce development and commercial quantities of our product candidates;
●	our ability to establish and maintain collaborations;
●	our estimates regarding the market opportunities for our product candidates;
●	our intellectual property position and the duration of our patent rights;
●	our estimates regarding future expenses, capital requirements and needs for additional financing; and
●	our expected use of proceeds from prior public offerings and the period over which such proceeds, together with our available cash, will be sufficient to meet our operating needs.

You should refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements, including, but not limited to, the impact of the COVID-19 pandemic on our company and our financial condition and results of operations. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions, and we may not actually achieve the plans, intentions or expectations included in our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Liquidia Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$88,196	$93,283
Accounts receivable, net	4,095	5,017
Prepaid expenses and other current assets	601	1,511
Total current assets	92,892	99,811
Property, plant and equipment, net	4,171	4,151
Operating lease right-of-use assets, net	1,914	2,101
Indemnification asset, related party	6,696	6,595
Contract acquisition costs, net	8,207	8,604
Intangible asset, net	3,554	3,726
Goodwill	3,903	3,903
Other assets	260	307
Total assets	$121,597	$129,198
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,918	$2,197
Accrued expenses and other current liabilities	14,767	5,522
Revenue interest financing payable, current	1,741	—
Operating lease liabilities, current	965	900
Finance lease liabilities, current	104	181
Total current liabilities	19,495	8,800
Litigation finance payable	6,695	6,594
Revenue interest financing payable, noncurrent	31,799	—
Operating lease liabilities, noncurrent	2,833	3,332
Finance lease liabilities, noncurrent	118	171
Long-term debt	—	19,879
Total liabilities	60,940	38,776
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized, none outstanding	—	—
Common stock — $0.001 par value, 100,000,000 and 80,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively, 64,740,382 and 64,517,912 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	65	64
Additional paid-in capital	446,450	440,954
Accumulated deficit	(385,858)	(350,596)
Total stockholders’ equity	60,657	90,422
Total liabilities and stockholders’ equity	$121,597	$129,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$4,786	$3,918	$9,279	$7,410
Costs and expenses:
Cost of revenue	671	731	1,325	1,425
Research and development	17,695	5,219	22,973	9,947
General and administrative	9,245	6,938	17,038	19,480
Total costs and expenses	27,611	12,888	41,336	30,852
Loss from operations	(22,825)	(8,970)	(32,057)	(23,442)
Other income (expense):
Interest income	734	65	1,656	69
Interest expense	(1,426)	(542)	(2,550)	(1,020)
Loss on extinguishment of debt	—	—	(2,311)	(997)
Total other expense, net	(692)	(477)	(3,205)	(1,948)
Net loss and comprehensive loss	$(23,517)	$(9,447)	$(35,262)	$(25,390)
Net loss per common share, basic and diluted	$(0.36)	$(0.15)	$(0.54)	$(0.44)
Weighted average common shares outstanding, basic and diluted	64,788,482	62,179,305	64,722,818	57,349,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except shares amounts)

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	64,517,912	$64	$440,954	$(350,596)	$90,422
Issuance of common stock upon exercise of stock options	21,447	—	79	—	79
Issuance of common stock upon vesting of restricted stock units	89,804	1	(1)	—	—
Issuance of common stock under employee stock purchase plan	81,281	—	335	—	335
Stock-based compensation	—	—	2,552	—	2,552
Net loss	—	—	—	(11,745)	(11,745)
Balance as of March 31, 2023	64,710,444	$65	$443,919	$(362,341)	$81,643
Issuance of common stock upon exercise of stock options	10,173	—	32	—	32
Issuance of common stock upon vesting of restricted stock units	19,765	—	—	—	—
Stock-based compensation	—	—	2,499	—	2,499
Net loss	—	—	—	(23,517)	(23,517)
Balance as of June 30, 2023	64,740,382	$65	$446,450	$(385,858)	$60,657

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	52,287,737	$52	$374,794	$(309,581)	$65,265
Issuance of common stock upon exercise of stock options	143,048	—	593	—	593
Issuance of common stock upon vesting of restricted stock units	1,690	—	—	—	—
Issuance of common stock under employee stock purchase plan	5,017	—	28	—	28
Issuance of warrant	—	—	1,317	—	1,317
Equity consideration for acquisition	616,666	1	(1)	—	—
Stock-based compensation	—	—	4,129	—	4,129
Net loss	—	—	—	(15,943)	(15,943)
Balance as of March 31, 2022	53,054,158	$53	$380,860	$(325,524)	$55,389
Issuance of common stock upon exercise of stock options	364	—	1	—	1
Issuance of common stock upon vesting of restricted stock units	17,496	—	—	—	—
Sale of common stock, net	11,274,510	11	54,450	—	54,461
Stock-based compensation	—	—	1,703	—	1,703
Net loss	—	—	—	(9,447)	(9,447)
Balance as of June 30, 2022	64,346,528	$64	$437,014	$(334,971)	$102,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(35,262)	$(25,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	10,000	—
Stock-based compensation	5,051	5,832
Depreciation and amortization	1,158	1,953
Non-cash lease expense	187	146
Loss (gain) on disposal of property and equipment	(2)	1
Loss on extinguishment of debt	2,311	997
Non-cash interest expense (income)	2,376	109
Changes in operating assets and liabilities:
Accounts receivable, net	922	(763)
Prepaid expenses and other current assets	760	(115)
Other noncurrent assets	47	4
Accounts payable	(380)	111
Accrued expenses and other current liabilities	(755)	(721)
Operating lease liabilities	(434)	(375)
Net cash used in operating activities	(14,021)	(18,211)
Investing activities
Purchases of property, plant and equipment	(609)	(7)
Proceeds from the sale of property, plant and equipment	2	5
Net cash used in investing activities	(607)	(2)
Financing activities
Proceeds from revenue interest financing, net	31,814	—
Principal payments on long-term debt	(20,000)	(10,500)
Payments for debt prepayment and extinguishment costs	(2,190)	—
Payments on revenue interest financing liability	(500)	—
Proceeds from issuance of long-term debt with warrants, net	—	19,767
Principal payments on finance leases	(130)	(160)
Receipts from litigation financing	101	369
Proceeds from sale of common stock, net of underwriting fees and commissions	—	54,461
Proceeds from issuance of common stock under stock incentive plans	446	622
Net cash provided by financing activities	9,541	64,559
Net increase (decrease) in cash and cash equivalents	(5,087)	46,346
Cash and cash equivalents, beginning of period	93,283	57,494
Cash and cash equivalents, end of period	$88,196	$103,840
Supplemental disclosure of cash flow information
Cash paid for interest	$360	$650
Cash paid for operating lease liabilities	$637	$619
Non-cash increase in indemnification asset through accounts payable	$101	$231

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

Our lead product candidate is YUTREPIA for the treatment of PAH. YUTREPIA is an inhaled dry powder formulation of treprostinil designed with PRINT to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low resistance dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labeled doses of current inhaled therapies. The United States Food and Drug Administration (“FDA”) tentatively approved our New Drug Application (“NDA”) for YUTREPIA for the treatment of PAH in November 2021. The FDA also confirmed that the clinical data in the NDA would support our pursuit of an amendment to our NDA to treat patients with pulmonary hypertension and interstitial lung disease (PH-ILD) upon the expiration of regulatory exclusivity in March 2024. We filed an amendment to our NDA to include PH-ILD as a labelled indication on July 24, 2023.

We are also developing L606, an investigational, liposomal formulation of treprostinil administered twice-daily with a short-duration next-generation nebulizer, which we licensed from Pharmosa. L606 is currently being evaluated in an open-label study in the United States for treatment of PAH with a planned pivotal study for the treatment of PH-ILD.

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

Product candidates we develop require approval from the FDA and/or other international regulatory agencies prior to commercial sales. There can be no assurance that our product candidates will receive the necessary approvals. If we are denied approval, approval is delayed, or we are unable to maintain approval, it could have a material adverse impact on our business, financial position and results of operations.

We rely on single source manufacturers and suppliers for the supply of our product candidates, which adds to the manufacturing risks we face. In the event of any failure by a supplier, we could be left without backup facilities. Any disruption from these manufacturers or suppliers could have a negative impact on our business, financial position and results of operations.

Recent Events

License Agreement with Pharmosa Biopharm

In June 2023, we entered into a License Agreement with Pharmosa Biopharm Inc (“Pharmosa”) pursuant to which we were granted an exclusive license in North America to develop and commercialize L606, an inhaled, sustained-release formulation of treprostinil currently being evaluated in a clinical trial for the treatment of pulmonary arterial hypertension (PAH) and pulmonary hypertension associated with interstitial lung disease (PH-ILD), and a non-exclusive license for the manufacture, development and use (but not commercialization) of such licensed product in most countries outside North America (the “Pharmosa License Agreement”).

Under the terms of the Pharmosa License Agreement, we will be responsible for development, regulatory and commercial activities of L606 in North America. Pharmosa will manufacture clinical and commercial supplies of the liposomal formulation through its global supply chain and support us in establishing a redundant global supply chain. In consideration for these exclusive rights, we paid Pharmosa an upfront license fee of $10 million and will pay Pharmosa potential development milestone payments tied to PAH and PH-ILD indications of up to $30 million, potential sales milestones of up to $185 million and two tiers of low, double-digit royalties on net sales of L606. Pharmosa will also receive a $10 million milestone payment for each additional indication approved after PAH and PH-ILD and each additional product approved under the license. We also retain the first right to negotiate for development and commercialization of L606 in Europe and other territories should Pharmosa seek a partner, subject to satisfaction of certain conditions as set forth in the Pharmosa License Agreement.

Concurrently with the execution of the Pharmosa License Agreement, we also entered into an Asset Transfer Agreement with Pharmosa pursuant to which Pharmosa will transfer its physical materials so that we can perform the necessary actions contemplated under the Pharmosa License Agreement.

Second and Third Amendments to Revenue Interest Financing Agreement

In June 2023 and July 2023, we entered into a Second Amendment and Third Amendment, respectively, to the Revenue Interest Financing Agreement (“RIFA”) with HealthCare Royalty Partners IV, L.P. (“HCR”), pursuant to which HCR moved $2.5 million from the fourth tranche to the second tranche such that HCR would fund a total of $10.0 million of the Investment Amount (as defined in the RIFA) under the second tranche. The $10.0 million was funded on July 27, 2023 and was used for the upfront license fee due to Pharmosa in connection with the transactions contemplated by the Pharmosa License Agreement. In addition, pursuant to the amendments, the third tranche of $35.0 million and fourth tranche of $22.5 million will now be funded only upon the mutual agreement of both HCR and us.

2. Basis of Presentation, Significant Accounting Policies and Fair Value Measurements

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The year-end condensed consolidated balance sheet data was derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. Our financial position, results of operations and cash flows are presented in U.S. Dollars.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022, which are included in 2022 Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”).

Going Concern

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

Since inception, we have incurred recurring losses, including a net loss of $35.3 million for the six months ended June 30, 2023 and we had an accumulated deficit of $385.9 million as of June 30, 2023. We expect to incur significant expenses and operating losses for the foreseeable future as we seek regulatory approval and prepare for commercialization of any approved product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if our development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales. Additionally, the RIFA contains minimum cash covenants that requires us to maintain cash and cash equivalents in an amount at least equal to $7.5 million during the calendar year beginning on January 1, 2024 and at least equal to $15.0 million for the remainder of the payment term after the calendar year ended December 31, 2024. These conditions raise substantial doubt regarding our ability to continue as a going concern within one year after the date these consolidated condensed financial statements are issued.

Our future funding requirements will be heavily determined by the timing of the potential commercialization of YUTREPIA and the resources needed to support development of our product candidates. If we are unable to access the contingent Investment Amounts from the RIFA (see Note 11) or generate meaningful YUTREPIA product revenue by the second quarter of 2024, we will require additional capital. We have based these estimates on assumptions that may differ from actual results, and we could use our available resources sooner than expected. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates. If we conclude that we require additional funding but are unable to obtain such funding, we could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.

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

Segment Information

GAAP requires segmentation based on an entity’s internal organization and reporting of revenue and operating income based upon internal accounting methods commonly referred to as the “management approach.” Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer. We have determined that we have one operating and reporting segment.

Summary of Significant Accounting Policies

Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the years ended December 31, 2022 and 2021, which are included in our 2022 Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the six months ended June 30, 2023.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board under its accounting standards codifications (ASC) or other standard setting bodies and are adopted by us as of the specified effective date. For the six months ended June 30, 2023, there were no newly adopted accounting pronouncements that had a material impact on our condensed consolidated financial statements. As of June 30, 2023, there are no recently issued but not yet adopted accounting pronouncements that are expected to materially impact our condensed consolidated financial statements.

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

Accounts Receivable

Accounts receivable are stated at net realizable value and net of an allowance for credit losses as of each balance sheet date, if applicable. One customer accounted for 99% of our accounts receivable, net at June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, we have not recorded an allowance for credit losses.

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

As of June 30, 2023, we concluded there were no events or changes in circumstances which indicated that the carrying amount of goodwill was not recoverable. We completed our annual impairment test as of July 1, 2023 and concluded that no impairments had occurred.

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

Research and Development Expense

Research and development costs are expensed as incurred and include direct costs incurred to third parties related to the salaries of, and stock-based compensation for, personnel involved in research and development activities, contractor fees, administrative expenses and allocations of research-related overhead costs. Administrative expenses and research-related overhead costs included in research and development expense consist of allocations of facility and equipment lease charges, depreciation and amortization of assets and insurance directly related to research and development activities. In-process research and development assets with no future alternative use acquired are expensed under the in accordance with ASC 730, Research and Development.

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

Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Due to their anti-dilutive effect, the calculation of diluted net loss per share excludes the following common stock equivalent shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock Options	9,506,827	7,131,419	9,454,756	7,093,120
Restricted Stock Units	1,773,919	401,035	1,682,701	383,307
Warrants	450,000	450,000	450,000	440,331
Total	11,730,746	7,982,454	11,587,457	7,916,758

Certain common stock warrants are included in the calculation of basic and diluted net loss per share since their exercise price is de minimis.

Fair Value Measurements

ASC 825 Financial Instruments defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 825 establishes a three-tiered approach for valuation of financial instruments, which requires that fair value measurements be classified and disclosed in one of three tiers, whether or not recognized on our condensed consolidated balance sheets at fair value. The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities;

Level 2 — Inputs other than quoted prices included in active markets that are observable for the asset or liability, either directly or indirectly; and

Level 3 — Unobservable inputs for the asset and liability used to measure fair value, to the extent that observable inputs are not available.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table presents the placement in the fair value hierarchy of financial assets and liabilities measured at fair value as of June 30, 2023 and December 31, 2022:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
June 30, 2023	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$82,270	$—	$—	$82,270

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2022	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$92,283	$—	$—	$92,283

Money market funds are included in cash and cash equivalents on our condensed consolidated balance sheet and are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices.

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

3. Property, Plant, and Equipment

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2023	2022
Lab and build-to-suit equipment	$6,603	$6,257
Office equipment	19	19
Furniture and fixtures	134	134
Computer equipment	457	291
Leasehold improvements	11,409	11,409
Construction-in-progress	252	155
Total property, plant and equipment	18,874	18,265
Accumulated depreciation and amortization	(14,703)	(14,114)
Property, plant and equipment, net	$4,171	$4,151

We recorded depreciation and amortization expense related to property, plant and equipment of $0.3 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and of $0.6 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively.

4. Contract Acquisition Costs and Intangible Asset

Contract acquisition costs and intangible asset are summarized as follows:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract acquisition costs	$12,980	$(4,773)	$8,207	$12,980	$(4,376)	$8,604
Intangible asset	$5,620	$(2,066)	$3,554	$5,620	$(1,894)	$3,726

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

We recorded amortization related to the contract acquisition costs of $0.2 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and of $0.4 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively. We recorded amortization related to the intangible asset of $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and of $0.2 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively. Annual amortization over the next five years is expected to be lower than prior years primarily due to an amendment to the Promotion Agreement entered into during the fourth quarter of 2022, which extended the term of the Promotion Agreement by five years.

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

On November 17, 2020, Liquidia PAH entered into a Litigation Funding and Indemnification Agreement (“Indemnification Agreement”) with PBM. PBM is considered to be a related party as it is controlled by a major stockholder (which beneficially owns approximately 9.3% of Liquidia Corporation Common Stock as of August 1, 2023) who is also a member of our Board of Directors.

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

As of June 30, 2023 and December 31, 2022, the Indemnification Asset and Litigation Finance Payable were classified as long-term assets and liabilities, respectively as it is considered unlikely that the RareGen Litigation would conclude prior to June 30, 2024.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
Accrued compensation	$2,191	$2,862
Accrued research and development expenses	1,181	1,757
Accrued upfront license fee	10,000	—
Accrued other expenses	1,395	903
Total accrued expenses and other current liabilities	$14,767	$5,522

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

Warrants

During the six months ended June 30, 2023 and 2022, no warrants to purchase shares of common stock were exercised.

Outstanding warrants consisted of the following as of June 30, 2023:

	Number of
	warrants	Exercise Price		Expiration Date
A&R SVB Warrant (see Note 12)	250,000		$5.14	January 6, 2032
SVB Warrant - Initial Tranche (see Note 12)	100,000		$3.05	February 26, 2031
SVB Warrant - Term B and Term C Tranches (see Note 12)	100,000	$	n/a	February 26, 2031
Other warrants	65,572		$0.02	December 31, 2026

8. Stock-Based Compensation

2020 Long-Term Incentive Plan

Our 2020 Long-Term Incentive Plan (the “2020 Plan”) provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards and for accelerated vesting under certain change of control transactions. The number of shares of our common stock available for issuance under the 2020 plan will automatically increase on January 1 of each year through 2030, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors (the “Evergreen Provision”). On January 1, 2023, the number of shares of common stock available for issuance under the 2020 Plan automatically increased by 2,580,716 shares pursuant to the Evergreen Provision. As of June 30, 2023, 209,087 shares of common stock were available for issuance under the 2020 Plan.

The 2020 Plan replaced all prior equity award plans and such plans have been discontinued, however, the outstanding awards will continue to remain in effect in accordance with their terms. Shares that are returned under these prior plans upon cancellation, termination or expiration of awards outstanding will not be available for grant under the 2020 Plan. As of June 30, 2023, a total of 669,576 shares of common stock were reserved for issuance related to the remaining outstanding equity awards granted under the prior plans.

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

310,000 shares of our common stock were reserved for issuance pursuant to equity awards that may be granted under the 2022 Inducement Plan, and the 2022 Inducement Plan will be administered by the Compensation Committee. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2022 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board of Directors, or following a bona fide period of non-employment by us, if he or she is granted such equity awards in connection with his or her commencement of employment with us and such grant is an inducement material to his or her entering into employment with us. As of June 30, 2023, a total of 21,650 shares were available for issuance under the 2022 Inducement Plan.

Employee Stock Purchase Plan

In November 2020, stockholders approved the Liquidia Corporation 2020 Employee Stock Purchase Plan (the “ESPP”). The number of shares of our common stock available for issuance under the ESPP will automatically increase by the lesser of (a) 1.0% of the number of shares of common stock issued and outstanding on the immediately, (b) 150,000 shares, or (c) an amount determined by the Board of Directors. On January 1, 2023, the number of shares of common stock available for issuance under the ESPP increased by 150,000 shares. As of June 30, 2023, a total of 616,778 shares of common stock are reserved for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions, subject to plan limitations. Unless otherwise determined by the administrator, the common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is 85% of the lesser of the fair market value of our common stock on the first and last trading day of the offering period. During the six months ended June 30, 2023 and 2022, 81,281 and 5,017 shares were issued under the ESPP, respectively.

CEO Options

During December 2020, we issued a stock option grant to our then new Chief Executive Officer, Damian deGoa, to purchase up to 2,000,000 shares of our common stock (the “CEO Option”) at an exercise price of $3.00 per share. The CEO Option was issued outside of the 2020 Plan and 1,375,000 options vested in the fourth quarter of 2021 upon the achievement of certain milestones and the passage of time and ceased vesting upon the termination of Mr. deGoa’s employment on January 31, 2022. However, the CEO Option will remain exercisable so long as Mr. deGoa remains a member of our Board of Directors in accordance with his Separation Agreement. This change to vesting terms was treated as a modification of the original award resulting in a stock-based compensation charge of $2.9 million during the three months ended March 31, 2022.

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

Total stock-based compensation expense recognized for employees and non-employees was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
By Expense Category:	2023	2022	2023	2022
Research and development	$578	$337	$1,159	$720
General and administrative	1,921	1,310	3,892	5,112
Total stock-based compensation expense	$2,499	$1,647	$5,051	$5,832

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted average basis, by type of award:

	As of June 30, 2023
		Weighted
		Average
		Remaining
		Recognition
	Unamortized	Period
	Expense	(Years)
Stock options	$18,455	2.7
Restricted stock units	$9,634	3.4

Fair Value of Stock Options Granted and Purchase Rights Issued under the ESPP

We use the Black-Scholes option-pricing model to determine the fair value of stock options granted and purchase rights issued under the ESPP.

The following table summarizes the assumptions used for estimating the fair value of stock options granted under the Black-Scholes option-pricing model:

Six Months Ended
June 30,
	2023	2022
Expected dividend yield	—	—
Risk-free interest rate	3.46% - 3.99%	1.46% - 2.34%
Expected volatility	91% - 95%	90% - 93%
Expected life (years)	5.8 - 6.1	5.8 - 6.1

The weighted average fair value for options granted during the six months ended June 30, 2023 and 2022 was $5.09 and $4.19 per share, respectively.

The following table summarizes the assumptions used for estimating the fair value of purchase rights granted to employees under the ESPP under the Black-Scholes option-pricing model:

	Six Months Ended
	June 30,
	2023	2022
Expected dividend yield	—	—
Risk-free interest rate	5.20%	0.69%
Expected volatility	64%	80%
Expected life (years)	0.50	0.50

The following table summarizes stock option activity during the six months ended June 30, 2023:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2022	8,398,262	$4.49
Granted	1,373,746	6.56
Exercised	(31,620)	3.50
Cancelled	(145,554)	5.58
Outstanding as of June 30, 2023	9,594,834	$4.77	8.2	$30,939
Exercisable as of June 30, 2023	4,817,133	$4.34	7.6	$18,171
Vested and expected to vest as of June 30, 2023	9,264,881	$4.77	8.2	$29,949

The aggregate intrinsic value of stock options in the table above represents the difference between the $7.85 closing price of our common stock as of June 30, 2023 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

Restricted Stock Units

Restricted Stock Units (“RSUs”) represent the right to receive shares of our common stock at the end of a specified time period or upon the achievement of a specific milestone. RSUs can only be settled in shares of our common stock. RSUs generally vest over a four-year period similar to stock options granted to employees.

A summary of unvested RSU awards outstanding as of June 30, 2023 and changes during the six months ended June 30, 2023 is as follows:

		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	RSUs	(per RSU)
Unvested as of December 31, 2022	407,726	$5.57
Granted	1,483,166	6.48
Vested	(109,569)	6.00
Forfeited	(56,034)	6.22
Unvested as of June 30, 2023	1,725,289	$6.30

9. Revenue From Contracts With Customers

In August 2018, we entered into a Promotion Agreement with Sandoz under which have the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection for the treatment of patients with PAH in the United States. We paid Sandoz $20 million at the inception of the Promotion Agreement in consideration for these rights. In exchange for conducting these commercial activities, we are entitled to receive a share of Net Profits (as defined within the Promotion Agreement) based on specified profit levels. The share of Net Profits received is subject to adjustments from Sandoz for certain items such as distributor chargebacks, rebates, inventory returns, inventory write-offs and other adjustments. We expect to refund certain amounts to Sandoz through a reduction of the cash received from future Net Profits generated under the Promotion Agreement. As of June 30, 2023, a $0.5 million refund liability is offset against accounts receivable from Sandoz related to expected refund amounts. Approximately 99% of revenue during three and six months ended June 30, 2023 was generated from the Promotion Agreement.

10. Leases

Operating Leases

We are party to a non-cancelable operating lease for our laboratory and office space in Morrisville, North Carolina. The lease expires on October 31, 2026 with an option to extend for an additional period of five years with appropriate notice. We have not included the optional extension period in the measurement of lease liabilities because it is not reasonably certain that we will exercise the option to extend. The payments under this lease are subject to escalation clauses. Operating lease cost is allocated between research and development and general and administrative expenses based on the usage of the leased facilities. The related right-of-use assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset.

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

Lease Balances, Costs, and Future Minimum Payments

Leases with an initial term of 12 months or less are not recorded on the balance sheet. As of June 30, 2023, we have not entered into any short-term leases. For lease agreements entered into or reassessed after the adoption of ASC 842 Leases, we combine lease and non-lease components, if any. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Our lease cost is reflected in the accompanying condensed statements of operations and comprehensive loss as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2023	2022	2023	2022
Operating lease cost:
Fixed lease cost	Research and development	$175	$175	$351	$351
Fixed lease cost	General and administrative	20	20	39	39
Finance lease cost:
Amortization of lease assets	Research and development	22	36	52	74
Interest on lease liabilities	Interest expense	4	9	9	19
Total Lease Cost		$221	$240	$451	$483

The weighted average remaining lease term and discount rates as of June 30, 2023 were as follows:

Weighted average remaining lease term (years):
Operating leases	3.3
Finance leases	1.8
Weighted average discount rate:
Operating leases	10.3%
Finance leases	6.5%

The discount rate for leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms at the time of lease inception.

The future minimum lease payment as of June 30, 2023 were as follows:

	Operating	Finance
Year ending December 31:	Leases	Leases	Total
2023 (six months remaining)	$646	$57	$703
2024	1,317	115	1,432
2025	1,356	64	1,420
2026	1,158	—	1,158
Total minimum lease payments	4,477	236	4,713
Less: interest	(679)	(14)	(693)
Present value of lease liabilities	$3,798	$222	$4,020

11. Revenue Interest Financing Payable

On January 9, 2023, we entered into the RIFA with HCR and HealthCare Royalty Management, LLC, pursuant to which and subject to the terms and conditions contained therein, HCR agreed to pay us an aggregate investment amount of up to $100.0 million (the “Investment Amount”) in four tranches. On January 27, 2023, $32.5 million of the Investment Amount was funded from the first tranche, $22.2 million of which was used to satisfy our existing obligations under the A&R SVB LSA (see Note 12).

On June 28, 2023 and July 27, 2023, we entered into the Second Amendment to the RIFA and Third Amendment to the RIFA, respectively, pursuant to which HCR moved $2.5 million from the fourth tranche to the second tranche such that HCR would fund a total of $10.0 million of the Investment Amount under the second tranche. The second tranche was funded on July 27, 2023. Additional tranches of $35.0 million (the “Third Investment Amount”) and $22.5 million (the “Fourth Investment Amount”) of the Investment Amount will be funded fifteen business days after the mutual agreement of HCR and us to fund such amounts.

As consideration for the Investment Amount and pursuant to the RIFA, we have agreed to pay HCR either quarterly fixed payments or a tiered royalty on our annual net revenue after the first commercial sale of YUTREPIA (the “Revenue Interests”) depending on whether the Third Investment Amount has been funded. The applicable tiered percentage will range from 3.60% to 10.28% on the first $250 million on annual net revenue, 1.44% to 4.11% on the next $250 million in annual net revenue, and 0.36% to 1.03% on all annual net revenue in excess of $500 million. The specific royalty rate within such ranges will depend upon the total amount advanced by HCR and our achievement of a certain annual net revenue threshold for the calendar year 2025. We will also make certain fixed quarterly payments to HCR, plus an additional amount on a ratable basis to reflect the funding of additional amounts by HCR under the RIFA. We will be required to make additional payments to HCR in the event that the Third Investment Amount has not been funded by June 30, 2025 and certain minimum quarterly royalty payments beginning in 2026.

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

HCR’s rights to receive the Revenue Interests will terminate on the date on which HCR has received payments equal to 175% of funded portion of the Investment Amount less the aggregate amount of all payments made to HCR as of such date (the “Hard Cap”), plus an amount, if any, that HCR would need to receive to yield an internal rate of return on the funded Investment Amount equal to 18% (the “IRR True-Up Payment”), unless the RIFA is earlier terminated. If a change of control occurs or upon the occurrence of an event of default, HCR may accelerate payments due under the RIFA up to the Hard Cap, plus the IRR True-Up Payment, plus any other obligations payable under the RIFA.

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

As of the filing date of these condensed consolidated financial statements, we are not aware of any breach of covenants, or the occurrence of any material adverse event, nor have we received any notice of event of default from HCR.

We recorded the initial funds received from HCR of $32.5 million under the terms of the RIFA as a liability. The issuance costs, consisting primarily of legal fees, totaled $0.8 million and were recorded as a deduction of the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. We estimated the total amount of future revenue to be generated over the life of the RIFA to determine the non-cash interest expense to record to accrete the liability to the amount ultimately due. For the three and six months ended June 30, 2023, we estimated an effective annual interest rate of approximately 17%. Over the course of the RIFA, the actual interest rate will be affected by the amount and timing of net revenue recognized and changes in the amount and timing of forecasted net revenue. On a quarterly basis, we will reassess the expected amount and timing of the net revenue, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The following table presents the changes in the liability related to RIFA during the six months ended June 30, 2023:

June 30,
2023
Balance as of January 27, 2023 closing	$32,500
Issuance costs	(836)
Non-cash interest expense	2,328
Amortization of issuance costs	48
Payments	(500)
Balance as of June 30, 2023	$33,540
Less: current portion of revenue interest financing payable	(1,741)
Long-term portion of revenue interest financing payable	$31,799

12. Long-Term Debt

Long-term debt consisted of the following:

		June 30,	December 31,
	Maturity Date	2023	2022
A&R Silicon Valley Bank term loan	December 1, 2025	$—	$19,879

Concurrent with the closing of the RIFA on January 27, 2023 (see Note 11), we repaid the amounts due under the SVB A&R LSA (as defined below), including termination fees and the Final Payment Fee, in full. This repayment resulted in a loss on extinguishment during the six months ended June 30, 2023 of $2.3 million.

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

13. Commitments and Contingencies

Pharmosa License Agreement and Asset Transfer Agreement

In June 2023, we entered into a License Agreement with Pharmosa Biopharm Inc (“Pharmosa”) pursuant to which we were granted an exclusive license in North America to develop and commercialize L606, an inhaled, sustained-release formulation of treprostinil currently being evaluated in a clinical trial for the treatment of pulmonary arterial hypertension (PAH) and pulmonary hypertension associated with interstitial lung disease (PH-ILD), and a non-exclusive license for the manufacture, development and use (but not commercialization) of such licensed product in most countries outside North America (the “Pharmosa License Agreement”).

Under the terms of the Pharmosa License Agreement, we will be responsible for development, regulatory and commercial activities of L606 in North America. Pharmosa will manufacture clinical and commercial supplies of the liposomal formulation through its global supply chain and support us in establishing a redundant global supply chain. In consideration for these exclusive rights, we will pay Pharmosa an upfront license fee of $10 million and will pay Pharmosa potential development milestone payments tied to PAH and PH-ILD indications of up to $30 million, potential sales milestones of up to $185 million and two tiers of low, double-digit royalties on net sales of L606. Pharmosa will also receive a $10 million milestone payment for each additional indication approved after PAH and PH-ILD and each additional product approved under the license. We also retain the first right to negotiate for development and commercialization of L606 in Europe and other territories should Pharmosa seek a partner, subject to satisfaction of certain conditions as set forth in the Pharmosa License Agreement.

Concurrently with the execution of the Pharmosa License Agreement, we also entered into an Asset Transfer Agreement with Pharmosa pursuant to which Pharmosa will transfer its inventory of physical materials.

Mainbridge Health Care Device Development and Supply Agreement

In December 2022, we entered into a Device Development and Supply Agreement (the “Pump Development Agreement”) with Mainbridge Health Partners, LLC (“Mainbridge”) and Sandoz Inc. (“Sandoz”). The Pump Development Agreement provides for the cooperation between us, Sandoz and Mainbridge to develop a new pump that is suitable for the subcutaneous administration of Treprostinil Injection. Mainbridge will perform all development, validation and testing activities required for the pump and related consumables in anticipation of submitting a 510(k) clearance application for the pump to the FDA in 2023. In connection with the Pump Development Agreement, we and Sandoz have agreed to pay Mainbridge certain future contingent milestone payments in accordance with the terms and conditions set forth therein.

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

Chasm Technologies

In March 2012, we entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to our manufacturing capabilities during the term of the agreement. We agreed to pay future contingent milestones and royalties on net sales totaling no more than $1.5 million, none of which has been earned as of June 30, 2023.

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

On July 14, 2023, we entered into an Amended and Restated Commercial Manufacturing Services and Supply Agreement with Lonza Tampa LLC (“Lonza”) (the “CSA”). Lonza is our sole supplier for encapsulation and packaging services for YUTREPIA. Pursuant to the terms of the CSA, we will deliver bulk treprostinil powder, manufactured using our proprietary PRINT® technology, and Lonza will encapsulate and package it. The CSA is effective upon signing and will be in effect for an initial term of 5 years from receipt of regulatory approval of YUTREPIA by the FDA (“Regulatory Approval”) absent termination by either party in accordance with the terms of the CSA. We may terminate the CSA upon 60 days’ written notice to Lonza in the event that the application for regulatory approval is rejected by the FDA and such FDA decision is not caused by the fault of the Company (the “Termination for FDA Rejection”). Lonza may terminate the CSA upon 120 days written notice if we do not receive regulatory approval by December 31, 2024 (the “Termination for FDA Delay”). Upon any Termination for FDA Rejection or Termination for FDA Delay, we would reimburse Lonza for 50% of its documented out-of-pocket expenditures for any capital equipment that is purchased by Lonza after the effective date of the Agreement to perform the services for us, not to exceed $2.5 million in the aggregate.

We are required to provide Lonza with quarterly forecasts of our expected production requirements for the following 24 month period, the first twelve months of which is considered a binding, firm order. We are required to purchase certain minimum annual order quantities, which may be adjusted by us after the thirteenth month after receipt of regulatory approval (as defined in the CSA). The CSA provides for tiered pricing depending upon the batch size ordered. As of June 30, 2023, we have non-cancelable commitments with Lonza Tampa LLC for product manufacturing costs of approximately $4.3 million for the year ending 2023.

In addition, we are party to a multi-year supply agreement with LGM Pharma, LLC (LGM) to produce active pharmaceutical ingredients for YUTREPIA. Under the supply agreement with LGM, we are required to provide rolling forecasts, a portion of which will be considered a binding, firm order, subject to an annual minimum purchase commitment of $2.7 million for the term of the agreement. As of June 30, 2023, we have incurred and paid $1.3 million of the annual minimum purchase commitment. The agreement expires five years from the first marketing authorization approval of YUTREPIA.

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

14. Legal Proceedings

YUTREPIA-Related Litigation

In June 2020, United Therapeutics filed a complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware (Case No. 1:20-cv-00755-RGA) (the “Hatch-Waxman Litigation”), asserting infringement by the Company of U.S. Patent Nos. 9,604,901, entitled “Process to Prepare Treprostinil, the Active

Ingredient in Remodulin®” (the “‘901 Patent”), and 9,593,066, entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®” (the “‘066 Patent”), relating to United Therapeutics’ Tyvaso®, a nebulized treprostinil solution for the treatment of PAH. United Therapeutics’ complaint was in response to the Company’s NDA for YUTREPIA, filed with the FDA, requesting approval to market YUTREPIA, a dry powder formulation of treprostinil for the treatment of PAH. The YUTREPIA NDA was filed under the 505(b)(2) regulatory pathway with Tyvaso® as the reference listed drug.

In July 2020, the U.S. Patent and Trademark Office (the “USPTO”) issued U.S. Patent No. 10,716,793 (the “‘793 Patent”), entitled “Treprostinil Administration by Inhalation”, to United Therapeutics. In July 2020, United Therapeutics filed an amended complaint in the Hatch-Waxman Litigation asserting infringement of the ‘793 Patent by the practice of YUTREPIA.

In June 2021, the Court held a claim construction hearing. Based on the Court’s construction of the claim terms, United Therapeutics filed a stipulation of partial judgment with respect to the ‘901 Patent in December 2021 under which United Therapeutics agreed to the entry of judgment of the Company’s non-infringement of the ’901 Patent. United Therapeutics did not file an appeal with respect to the ‘901 Patent.

Trial proceedings in the Hatch-Waxman Litigation were held in March 2022. In August 2022, Judge Andrews, who was presiding over the Hatch-Waxman Litigation, issued an opinion that claims 1, 2, 3, 6 and 9 of the ‘066 Patent were invalid, that the remaining asserted claims of the ‘066 Patent were not infringed by the Company, and that all of the asserted claims of the ‘793 Patent were both valid and infringed by the Company, based on the arguments presented by the Company in the Hatch-Waxman Litigation. In September 2022, Judge Andrews entered a final judgment in the Hatch-Waxman Litigation that incorporated the findings from his opinion and ordered that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the ’793 Patent, which will be in 2027. Both the Company and United Therapeutics appealed Judge Andrews’ decision to the United States Court of Appeals for the Federal Circuit. On July 24, 2023, the United States Court of Appeals for the Federal Circuit affirmed Judge Andrews’ decision with respect to both the ‘066 patent and the ‘793 patent.

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

In September 2021, United Therapeutics filed a motion for summary judgment with respect to all of the claims brought by Sandoz and Liquidia PAH against United Therapeutics. At the same time, Sandoz filed a motion for summary judgment with respect to the breach of contract claim. In March 2022, the Court issued an order granting partial summary judgment to United Therapeutics with respect to the antitrust and unfair competition claims, denying summary judgment to United Therapeutics with respect to the breach of contract claim, and granting partial summary judgment to Sandoz with respect to the breach of contract claim. The RareGen Litigation will now proceed to a trial to determine the amount of damages due from United Therapeutics to Sandoz with respect to the breach of contract claim. The Court had expressed a goal of holding a three-day bench trial to be scheduled for the summer of 2023. However, no trial date has been set.

Under the Promotion Agreement, all proceeds from the litigation will be divided evenly between Sandoz and Liquidia PAH. Under the litigation finance agreements that Liquidia PAH has entered into with Henderson and PBM, any net proceeds received by Liquidia PAH with respect to the RareGen Litigation will be divided between Henderson and PBM.

15. Subsequent Events

On July 27, 2023, HCR funded us $10.0 million of the Investment Amount from the second tranche of the RIFA, the entire amount of which was used to pay the amount due to Pharmosa at June 30, 2023 for the $10.0 upfront license fee under the Pharmosa License Agreement.

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

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022. Also refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which includes detailed discussions of various items impacting our business, results of operations and financial condition.

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

Our lead product candidate is YUTREPIA for the treatment of PAH. YUTREPIA is an inhaled dry powder formulation of treprostinil designed with PRINT to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low resistance dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labeled doses of current inhaled therapies. The United States Food and Drug Administration (“FDA”) tentatively approved our New Drug Application (“NDA”) for YUTREPIA for the treatment of PAH in November 2021. The FDA also confirmed that the clinical data in the NDA would support our pursuit of an amendment to our NDA to treat patients with pulmonary hypertension and interstitial lung disease (PH-ILD) upon the expiration of regulatory exclusivity in March 2024. We filed an amendment to our NDA to add PH-ILD to the label on July 24, 2023.

We are also currently developing L606, an investigational, liposomal formulation of treprostinil administered twice-daily with a short-duration next-generation nebulizer, which we licensed from Pharmosa. L606 is currently being evaluated in an open-label study in the United States for treatment of PAH with a planned pivotal study for the treatment of PH-ILD.

Since our inception, we have incurred significant operating losses. Our net loss was $35.3 million for the six months ended June 30, 2023 and $41.0 million and $34.6 million for the years ended December 31, 2022 and 2021, respectively. As of June 30, 2023, we had an accumulated deficit of $385.9 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance product candidates through clinical trials, seek regulatory approval and prepare for commercialization of any approved product candidates. In addition, we may incur expenses in connection with the in-license or acquisition of additional product candidates.

Recent Events

License Agreement with Pharmosa Biopharm

In June 2023, we entered into a License Agreement with Pharmosa Biopharm Inc (“Pharmosa”) pursuant to which we were granted an exclusive license in North America to develop and commercialize L606, an inhaled, sustained-release formulation of treprostinil currently being evaluated in a clinical trial for the treatment of pulmonary arterial hypertension (PAH) and pulmonary hypertension associated with interstitial lung disease (PH-ILD), and a non-exclusive license for the manufacture, development and use (but not commercialization) of such licensed product in most countries outside North America (the “Pharmosa License Agreement”).

Under the terms of the Pharmosa License Agreement, we will be responsible for development, regulatory and commercial activities of L606 in North America. Pharmosa will manufacture clinical and commercial supplies of the liposomal formulation through its global supply chain and support us in establishing a redundant global supply chain. In consideration for these exclusive rights, we paid Pharmosa an upfront license fee of $10 million and will pay Pharmosa potential development milestone payments tied to PAH and PH-ILD indications of up to $30 million, potential sales milestones of up to $185 million and two tiers of low, double-digit royalties on net sales of L606. Pharmosa will also receive a $10 million milestone payment for each additional indication approved after PAH and PH-ILD and each additional product approved under the license. We also retain the first right to negotiate for development and commercialization of L606 in Europe and other territories should Pharmosa seek a partner, subject to satisfaction of certain conditions as set forth in the Pharmosa License Agreement.

Concurrently with the execution of the Pharmosa License Agreement, we also entered into an Asset Transfer Agreement with Pharmosa pursuant to which Pharmosa will transfer its inventory of physical materials so that we and Pharmosa can perform the necessary actions contemplated under the Pharmosa License Agreement.

Second and Third Amendments to Revenue Interest Financing Agreement

In June 2023 and July 2023, we entered into a Second Amendment and Third Amendment, respectively, to the Revenue Interest Financing Agreement (“RIFA”) with HealthCare Royalty Partners IV, L.P. ( “HCR”), pursuant to which HCR moved $2.5 million from the fourth tranche to the second tranche such that HCR would fund a total of $10.0 million of the Investment Amount (as defined in the RIFA) under the second tranche. The $10.0 million was funded on July 27, 2023 and was used for the upfront license fee due to Pharmosa in connection with the transactions contemplated by the Pharmosa License Agreement. Under these amendments, we agreed with HCR that all further funding under the RIFA will be by mutual agreement of both HCR and us.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. In the near term we expect that our research and development expenses will increase as we expand manufacturing activities and initiate new clinical trials. However, levels of research and development spending are highly dependent upon the selection and progression of product candidates. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

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

Results of Operations

Three and Six Months Ended June 30, 2023 compared with the Three and Six Months Ended June 30, 2022

The following table summarizes the results of our operations for the three and six months ended June 30, 2023 and 2022, together with the changes in those items in dollars and as a percentage (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
Revenue	$4,786	$3,918	$868	22%	$9,279	$7,410	$1,869	25%
Costs and expenses:
Cost of revenue	671	731	(60)	(8)%	1,325	1,425	(100)	(7)%
Research and development	17,695	5,219	12,476	239%	22,973	9,947	13,026	131%
General and administrative	9,245	6,938	2,307	33%	17,038	19,480	(2,442)	(13)%
Total costs and expenses	27,611	12,888	14,723	114%	41,336	30,852	10,484	34%
Loss from operations	(22,825)	(8,970)	(13,855)	154%	(32,057)	(23,442)	(8,615)	37%
Other income (expense):
Interest income	734	65	669	1,029%	1,656	69	1,587	2,300%
Interest expense	(1,426)	(542)	(884)	163%	(2,550)	(1,020)	(1,530)	150%
Loss on extinguishment of debt	—	—	—	* %	(2,311)	(997)	(1,314)	132%
Total other expense, net	(692)	(477)	(215)	45%	(3,205)	(1,948)	(1,257)	65%
Net loss and comprehensive loss	$(23,517)	$(9,447)	$(14,070)	149%	$(35,262)	$(25,390)	$(9,872)	39%

_______________

* Not meaningful

Revenue

Revenue was $4.8 million for the three months ended June 30, 2023, compared to $3.9 million for the three months ended June 30, 2022. Revenue related primarily to the Promotion Agreement. The increase of $0.9 million was primarily due to favorable gross-to-net chargeback and rebate adjustments.

Revenue was $9.3 million for the six months ended June 30, 2023, compared to $7.4 million for the six months ended June 30, 2022. Revenue related primarily to the Promotion Agreement. The increase of $1.9 million was primarily due to favorable gross-to-net chargeback and rebate adjustments and increased quantities.

Cost of Revenue

Cost of revenue was $0.7 million for both the three months ended June 30, 2023 and 2022. Cost of revenue related to the Promotion Agreement as noted above.

Cost of revenue was $1.3 million for the six months ended June 30, 2023, compared to $1.4 million for the six months ended June 30, 2022. Cost of revenue related to the Promotion Agreement as noted above.

Research and Development Expenses

Research and development expenses were $17.7 million for the three months ended June 30, 2023, compared to $5.2 million for the three months ended June 30, 2022. The increase of $12.5 million or 239% was primarily due to a $10.0 million upfront license fee due to Pharmosa for the exclusive license in North America to develop and commercialize L606. Additionally, there was a $2.2 million increase in expenses related to our YUTREPIA program driven by higher manufacturing and supply costs.

Research and development expenses were $23.0 million for the six months ended June 30, 2023, compared to $9.9 million for the six months ended June 30, 2022. The increase of $13.1 million or 131% was primarily due to a $10.0 million upfront license fee due to Pharmosa for the exclusive license in North America to develop and commercialize L606. Additionally, there was a $2.2 million increase in expenses related to our YUTREPIA program driven by higher manufacturing and supply costs and a $0.7 million increase in consulting and personnel expenses in preparation for the potential commercialization of YUTREPIA.

General and Administrative Expenses

General and administrative expenses were $9.2 million for the three months ended June 30, 2023, compared to $6.9 million for the three months ended June 30, 2022. The increase of $2.3 million or 33% was primarily due to a $1.3 million increase in consulting and personnel expenses in preparation for the potential commercialization of YUTREPIA, a $0.7 million increase in legal fees related to our ongoing YUTREPIA-related litigation, and a $0.6 million increase in stock-based compensation expense.

General and administrative expenses were $17.0 million for the six months ended June 30, 2023, compared to $19.5 million for the six months ended June 30, 2022. The decrease of $2.5 million or 13% was primarily due to a $3.3 million decrease in legal fees related to our ongoing YUTREPIA-related litigation and a $1.2 million decrease in stock-based compensation expense driven by an option modification charge recorded in 2022. These decreases were offset by a $2.2 million increase in consulting and personnel expenses in preparation for the potential commercialization of YUTREPIA.

Other Income (Expense)

Total other expense, net was $0.7 million for the three months ended June 30, 2023, compared with $0.5 million for the three months ended June 30, 2022.We incurred a $0.9 million increase in interest expense attributable to the higher borrowings under the RIFA as compared to balances outstanding under the A&R SVB LSA and a $0.7 million increase in interest income attributable to higher money market yields.

Total other expense, net was $3.2 million for the six months ended June 30, 2023, compared with $1.9 million for the six months ended June 30, 2022. The six months ended June 30, 2023 included a $2.3 million loss on extinguishment of debt related to repayment of the A&R SVB LSA in January 2023. The six months ended June 30, 2022 included a $1.0 million loss on extinguishment of debt related to the refinance of our long-term debt with SVB in January 2022. We also incurred a $1.5 million increase in interest expense attributable to the higher borrowings under the RIFA as compared to balances outstanding under the A&R SVB LSA and a $1.6 million increase in interest income attributable to higher money market yields.

Liquidity and Capital Resources

We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, the issuance of convertible notes, and revenue interest financing. Our principal uses of cash have been for working capital requirements and capital expenditures. As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $88.2 million and $93.3 million, respectively. As of June 30, 2023, we had stockholders’ equity of $60.7 million and an accumulated deficit of $385.9 million.

In January 2023, we entered into a Revenue Interest Financing Agreement (the “RIFA”) with HealthCare Royalty Partners IV, L.P. (“HCR”), as amended, pursuant to which HCR has agreed to pay us an aggregate investment amount of up to $100.0 million (the “Investment Amount”). $32.5 million of the Investment Amount was funded on January 27, 2023 (the “Initial Investment Amount”), $22.2 million of which was used to satisfy in full and retire the Company’s indebtedness under the A&R SVB LSA with the excess proceeds funded to the Company. An additional $10.0 million of the Investment Amount was funded on July 27, 2023 (the “Second Tranche Amount”), which was used to fund payment of the $10.0 million upfront license fee due under the Pharmosa License Agreement. See Note 11 to the consolidated condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for information regarding repayment.

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

Future Funding Requirements

Prior to the potential FDA approval of YUTREPIA and until such time as we can generate significant revenues from its sale, if ever, we anticipate we will incur net losses and negative cash flows. We plan to focus in the near-term on preparations for the potential commercial launch of YUTREPIA, continuing promotion of Treprostinil Injection, investing in research and development efforts for our YUTREPIA and L606 programs, and expanding our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our clinical trials are not successful or if the FDA does not approve our product candidates when we expect, or at all.

Our primary uses of capital are, and we expect will continue to be, compensation and related personnel expenses, clinical costs, manufacturing process development costs, external research and development services, laboratory and related supplies, regulatory expenses, legal costs, administrative and overhead costs and repayments under the RIFA. We also expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution as we prepare to potentially receive regulatory approval for YUTREPIA. Our future funding requirements will be heavily determined by the timing of the potential commercialization of YUTREPIA and the resources needed to support development of our product candidates.  If we are unable to access the contingent Investment Amounts from the RIFA or generate meaningful YUTREPIA product revenue by the second quarter of 2024, we will require additional capital. See Note 2 to the consolidated condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for information regarding the Company’s ability to continue as a going concern.

We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates. If we conclude that we require but are unable to obtain additional funding, we could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect business prospects, or we may be unable to continue operations.

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

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(14,021)	$(18,211)
Investing activities	(607)	(2)
Financing activities	9,541	64,559
Net increase (decrease) in cash and cash equivalents	$(5,087)	$46,346

Operating Activities

Net cash used in operating activities decreased $4.2 million to $14.0 million for the six months ended June 30, 2023 compared to $18.2 million for the six months ended June 30, 2022. The decrease was primarily due to $2.2 million lower net loss adjusted for non-cash items and favorable working capital changes of $2.0 million.

Investing Activities

Net cash used in investing activities was $0.6 million for the six months ended June 30, 2023 and primarily related to property, plant and equipment purchases.

Financing activities

Net cash provided by financing activities was $9.5 million during the six months ended June 30, 2023, compared to $64.6 million during the six months ended June 30, 2022. During the six months ended June 30, 2023, we received $31.8 million net proceeds from the revenue interest financing agreement of which $22.2 million was used to repay the A&R SVB LSA. This inflow was offset by $0.5 million in payments on the revenue interest financing payable. During the six months ended June 30, 2022, we received $54.5 million net proceeds from the Offering which closed on April 18, 2022, $9.3 million excess proceeds from the refinancing of long-term debt, $0.6 million from the issuance of common stock under stock incentive plans, and $0.4 million in litigation financing deployments. Funds received from litigation deployments are paid directly to the attorneys involved in the RareGen Litigation (as described in Item 1, Legal Proceedings), the ongoing costs of which are included as operating outflows.

Contractual Obligations and Commitments

Milestone and Royalty Obligations

Under the UNC License Agreement, the Company is obligated to pay UNC royalties equal to a low single digit percentage of all net sales of drug products whose manufacture, use or sale includes any use of the technology or patent rights covered by the UNC License Agreement, including YUTREPIA.

In March 2012, we entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to our manufacturing capabilities during the term of the agreement. We agreed to pay future contingent milestones and royalties, totaling no more than $1.5 million, none of which has been earned as of June 30, 2023.

In December 2022, we entered into a Device Development and Supply Agreement (the “Pump Development Agreement”) with Mainbridge Health Partners, LLC (“Mainbridge”) and Sandoz Inc. (“Sandoz”). The Pump Development Agreement provides for the cooperation between us, Sandoz and Mainbridge to develop a new pump that is suitable for the subcutaneous administration of Treprostinil Injection. Mainbridge will perform all development, validation and testing activities required for the pump and related consumables in anticipation of submitting a 510(k) clearance application for the pump to the FDA in 2023. In connection with the Pump Development Agreement, we and Sandoz have agreed to pay Mainbridge certain future contingent milestone payments in accordance with the terms and conditions set forth therein.

In June 2023, we entered into a License Agreement with Pharmosa Biopharm Inc (“Pharmosa”) pursuant to which we were granted an exclusive license in North America to develop and commercialize L606, an inhaled, sustained-release formulation of treprostinil currently being evaluated in a clinical trial for the treatment of pulmonary arterial hypertension (PAH) and pulmonary hypertension associated with interstitial lung disease (PH-ILD), and a non-exclusive license for the manufacture, development and use (but not commercialization) of such licensed product in most countries outside North America. In consideration for these exclusive rights, we will pay Pharmosa potential development milestone payments tied to PAH and PH-ILD indications of up to $30 million, potential sales milestones of up to $185 million and two tiers of low, double-digit royalties on net sales of L606. Pharmosa will also receive a $10 million milestone payment for each additional indication approved after PAH and PH-ILD and each additional product approved under the license.

Purchase Obligations

We enter into contracts in the normal course of business with contract service providers to assist in the performance of our research and development and manufacturing activities. Subject to required notice periods and our obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time.

On July 14, 2023, the Company entered into an Amended and Restated Commercial Manufacturing Services and Supply Agreement with Lonza Tampa LLC. Pursuant to the terms of the Agreement, Lonza provides us with manufacturing and storage services for YUTREPIA inhalation powder. We will deliver bulk treprostinil powder, manufactured using its proprietary PRINT® technology, and Lonza will encapsulate and package the Product. Under the terms of the Agreement, our minimum annual commitments and Lonza’s annual minimum capacity guarantees were materially increased as compared to the Original Agreement. In connection therewith, we have agreed that upon any Termination for FDA Rejection or Termination for FDA Delay, we would reimburse Lonza for 50% of its documented out-of-pocket expenditures for any capital equipment that is purchased by Lonza after the effective date of the Agreement to perform the services for us, not to exceed $2.5 million in the aggregate. As of June 30, 2023, we had non-cancelable commitments with Lonza Tampa LLC for product manufacturing costs of approximately $4.3 million for the year ending December 31, 2023.

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

Concurrently with the execution of the Pharmosa License Agreement, we also entered into an Asset Transfer Agreement with Pharmosa pursuant to which Pharmosa will transfer its inventory of physical materials.

Lease Obligations

We have operating lease obligations including rental amounts due on leases of certain laboratory, manufacturing and office space and equipment under the terms of non-cancelable operating leases. These leases expire at various times through October 2026. Minimum operating lease payments are $0.6 million in the remaining six months of 2023, $1.3 million in 2024, $1.4 million in 2025, and $1.2 million in 2026.

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

Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our incurred expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses are related to expenses incurred with respect to CROs, CMOs and other vendors in connection with research and development and manufacturing activities. We do not currently capitalize costs associated with the production of any product candidates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

YUTREPIA-Related Litigation

In June 2020, United Therapeutics filed a complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware (Case No. 1:20-cv-00755-RGA) (the “Hatch-Waxman Litigation”), asserting infringement by the Company of U.S. Patent Nos. 9,604,901, entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®” (the “‘901 Patent”), and 9,593,066, entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®” (the “‘066 Patent”), relating to United Therapeutics’ Tyvaso®, a nebulized treprostinil solution for the treatment of PAH. United Therapeutics’ complaint was in response to the Company’s NDA for YUTREPIA, filed with the FDA, requesting approval to market YUTREPIA, a dry powder formulation of treprostinil for the treatment of PAH. The YUTREPIA NDA was filed under the 505(b)(2) regulatory pathway with Tyvaso® as the reference listed drug.

In July 2020, the U.S. Patent and Trademark Office (the “USPTO”) issued U.S. Patent No. 10,716,793 (the “‘793 Patent”), entitled “Treprostinil Administration by Inhalation”, to United Therapeutics. In July 2020, United Therapeutics filed an amended complaint in the Hatch-Waxman Litigation asserting infringement of the ‘793 Patent by the practice of YUTREPIA.

In June 2021, the Court held a claim construction hearing. Based on the Court’s construction of the claim terms, United Therapeutics filed a stipulation of partial judgment with respect to the ‘901 Patent in December 2021 under which United Therapeutics agreed to the entry of judgment of the Company’s non-infringement of the ’901 Patent. United Therapeutics did not file an appeal with respect to the ‘901 Patent.

Trial proceedings in the Hatch-Waxman Litigation were held in March 2022. In August 2022, Judge Andrews, who was presiding over the Hatch-Waxman Litigation, issued an opinion that claims 1, 2, 3, 6 and 9 of the ‘066 Patent were invalid, that the remaining asserted claims of the ‘066 Patent were not infringed by the Company, and that all of the asserted claims of the ‘793 Patent were both valid and infringed by the Company, based on the arguments presented by the Company in the Hatch-Waxman Litigation. In September 2022, Judge Andrews entered a final judgment in the Hatch-Waxman Litigation that incorporated the findings from his opinion and ordered that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the ’793 Patent, which will be in 2027. Both the Company and United Therapeutics appealed Judge Andrews’ decision to the United States Court of Appeals for the Federal Circuit. On July 24, 2023, the United States Court of Appeals for the Federal Circuit affirmed Judge Andrews’ decision with respect to both the ‘066 patent and the ‘793 patent.

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

In September 2021, United Therapeutics filed a motion for summary judgment with respect to all of the claims brought by Sandoz and Liquidia PAH against United Therapeutics. At the same time, Sandoz filed a motion for summary judgment with respect to the breach of contract claim. In March 2022, the Court issued an order granting partial summary judgment to United Therapeutics with respect to the antitrust and unfair competition claims, denying summary judgment to United Therapeutics with respect to the breach of contract claim, and granting partial summary judgment to Sandoz with respect to the breach of contract claim. The RareGen Litigation will now proceed to a trial to determine the amount of damages due from United Therapeutics to Sandoz with respect to the breach of contract claim. The Court had expressed a goal of holding a three-day bench trial to be scheduled for the summer of 2023. However, no trial date has been set.

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

The following is a summary of the principal risk factors described in this section:

●	We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. The future viability of our company may depend on our ability to raise additional capital to finance our future operations.
●	We have a history of losses and our future profitability remains uncertain. Our net losses and significant cash used in operating activities have raised substantial doubt regarding our ability to continue as a going concern.
●	We are primarily dependent on the success of our product candidates, YUTREPIA and L606, and these product candidates may fail to receive final marketing approval (in a timely manner or at all) or may not be commercialized successfully.
●	United Therapeutics has initiated a lawsuit against us in which it has claimed that YUTREPIA is infringing three of its patents and a separate lawsuit against us that we and a former United Therapeutics employee, who later joined us as an employee, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. The judge in the patent lawsuit entered a final judgment finding that one of the three asserted United Therapeutics’ patents is both valid and infringed and ordering that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the infringed patent, which will be in 2027. While the PTAB found that this same patent was unpatentable, the PTAB’s decision with respect to the patent will not override the court’s order unless and until the decision of the PTAB is affirmed on appeal. These lawsuits may result in our company being delayed in its efforts to commercialize YUTREPIA.
●	Liquidia PAH does not hold the FDA regulatory approval for Treprostinil Injection, the RG Cartridge or pumps used to administer Treprostinil Injection and is dependent on Sandoz, Chengdu and the pump manufacturers to manufacture and supply Treprostinil Injection, the RG Cartridge and pumps used to administer Treprostinil Injection, respectively, in compliance with FDA requirements, and is more broadly dependent on their FDA and healthcare compliance relative to Treprostinil Injection, the RG Cartridge and the pumps used to administer Treprostinil Injection, respectively.
●	Treprostinil Injection is presently administered subcutaneously via Smiths Medical’s CADD-MS 3 infusion pump. Smiths Medical no longer manufactures the CADD-MS 3 infusion pump and has no obligation to service or maintain CADD-MS 3 infusion pumps after January 1, 2025. Should components of the CADD-MS 3 pump become unavailable, Smiths Medical’s ability to service and maintain such pumps may terminate earlier than anticipated. For instance, during 2022 we became aware of a potential shortage of a critical component of the CADD-MS 3 infusion pump that may cause the number of CADD-MS 3 infusion pumps available for the administration of Treprostinil Injection to be depleted prior to January 1, 2025. In the event the specialty pharmacies are unable to access sufficient quantities of operable pumps or in the event we are unable to identify or develop a new pump prior to the current pumps becoming unavailable, the commercial success of Treprostinil Injection may be adversely affected.
●	Sales of Treprostinil Injection are dependent on market acceptance of generic treprostinil for parenteral administration and the medical devices used for administration of Treprostinil Injection, including the Smiths Medical infusion pumps, any future pumps that we develop, and the RG Cartridge, by patients, health care providers and by third-party payors, while interactions with these persons and entities are subject to compliance requirements. The commercial success of Treprostinil Injection may also be impacted by increasing generic competition which may result in declining prices for Treprostinil Injection.
●	We expect that we will need further financing for our existing business and future growth, which may not be available on acceptable terms, if at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations. The failure to obtain further financing may also prevent us from capitalizing on other potential product candidates or indications which may be more profitable than YUTREPIA and/or L606 or for which there may be a greater likelihood of success.
●	We face significant competition from large pharmaceutical companies, among others, in developing our products and in gaining regulatory approval to bring them to market in time to achieve commercial success, and our operating results will suffer if we are unable to compete effectively, including if one or more such products have a superior product profile to YUTREPIA and/or L606.
●	Our financing facility with HCR requires mutual agreement of both HCR and us in order to draw down on the facility. HCR may not agree to make additional advances pursuant to the facility. Failure to receive further funding from HCR may result in our having insufficient financing for our existing business plan. Our financing facility with HCR also contains operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in HCR taking possession and disposing of any collateral.
●	Our products may not achieve market acceptance.
●	Our product candidates are based on proprietary, novel technology, which have not been used to manufacture any products that have been previously approved by the FDA, making it difficult to predict the time and cost of development and of subsequently obtaining final regulatory approval.
●	Our business and operations may be adversely affected by the effects of health epidemics, including the COVID-19 pandemic.
●	We may not be able to build a commercial operation, including establishing and maintaining marketing and sales capabilities or entering into agreements with third parties to market and sell our drug products.
●	We depend on third parties for clinical and commercial supplies, including single suppliers for the active ingredient, the device, encapsulation and packaging of YUTREPIA and single suppliers for the drug product and device for L606. In the event of any disruption in these supplies, our ability to develop and commercialize, and the timeline for commercialization of, YUTREPIA and/or L606 may be adversely affected.
●	We rely on third parties to conduct our preclinical studies and clinical trials.
●	We may become involved in litigation to protect our intellectual property, to enforce our intellectual property rights or to defend against claims of intellectual property infringement by third parties, which could be expensive, time-consuming and may not be successful.
●	We depend on skilled labor, and our business and prospects may be adversely affected if we lose the services of our skilled personnel, including those in senior management, or are unable to attract new skilled personnel.
●	We expect that the market price of our common stock may be volatile, and you may lose all or part of your investment.
●	As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the trading price of our shares.

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

We have incurred net losses of $35.3 million during the six months ended June 30, 2023 and $41.0 million and $34.6 million during the years ended December 31, 2022 and 2021, respectively. We also had negative operating cash flows for each of these periods. As of June 30, 2023, we had an accumulated deficit of $385.9 million.

Since our incorporation, we have invested heavily in the development of our product candidates and technologies, as well as in recruiting management and scientific personnel. To date, we have not commenced the commercialization of our product candidates and all of our revenue has been derived from up-front fees and milestone payments made to us in connection with licensing and collaboration arrangements we have entered into and the Promotion Agreement, under which we share in the profit derived from the sale of Treprostinil Injection in the United States. These up-front fees and milestone payments have been, and combined with revenue generated from Treprostinil Injection may continue to be, insufficient to match our operating expenses. We expect to continue to devote substantial financial and other resources to the clinical development of our product candidates and, as a result, must generate significant revenue to achieve and maintain profitability or raise additional capital to fund clinical development. We may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow. These factors raise substantial doubt about our ability to continue as a going concern and to satisfy our estimated liquidity needs for one year from the issuance of the condensed consolidated financial statements.

We expect that we will need further financing for our existing business and future growth, which may not be available on acceptable terms, if at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations. The failure to obtain further financing may also prevent us from capitalizing on other potential product candidates or indications which may be more profitable than YUTREPIA and/or L606 or for which there may be a greater likelihood of success.

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

Our financing facility with HCR requires mutual agreement of both HCR and us in order to draw down on our financing facility, contains operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in HCR taking possession and disposing of any collateral.

Our financing facility with HCR contains restrictions that limit our flexibility in operating our business. Under the terms of the RIFA, HCR has agreed to pay us an aggregate investment amount of up to $100.0 million (the “Investment Amount”). Under the terms of the RIFA, $32.5 million of the Investment Amount was funded at the initial closing, an additional $10.0 million of the Investment Amount was funded in connection with our entry into a license agreement with Pharmosa, and additional tranches of $35.0 million and $22.5 million of the Investment Amount will be funded fifteen business days after the mutual agreement of HCR and us to fund such amount. In the event we and HCR do not mutually agree to the funding of the third and/or fourth tranche of the Investment Amount, we will be unable to draw the full amount of the Investment Amount. In addition, under the terms of the RIFA, we may not, among other actions, without the prior written consent of HCR, (a) pay any dividends or make any other distribution or payment or redeem, retire or purchase any capital stock, except in certain prescribed circumstances, (b) create, incur, assume, or be liable with respect to any indebtedness except certain permitted indebtedness, or make or permit any payment on any indebtedness, except under certain limited circumstances, or (c) make any sale, transfer, out-license, lease or other disposition of any property or any economic interest, other than certain limited exceptions. Additionally, we are required (i) during the period from January 1, 2024 through December 31, 2024, to maintain at all times a minimum cash balance of $7.5 million, and (ii) during all periods after December 31, 2024, to maintain at all times a minimum cash balance of $15.0 million. Our obligations under the RIFA are collateralized by all of our assets and property, subject to limited exceptions.

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

We are using the net proceeds of our financing facility with HCR, our April 2022 public equity offering and prior public and private equity offerings to support the development and commercialization of YUTREPIA, including the potential commercial launch of YUTREPIA in the event of final FDA approval, the commercialization of Treprostinil Injection, the development and servicing of pumps for the administration of Treprostinil Injection, the development of L606, one or more strategic transactions, preclinical pipeline activities, the development and commercialization of any products acquired or developed and for general corporate purposes. Our management has broad discretion in the application of such proceeds and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish cash flows available to service our obligations to HCR, cause the value of our equity to decline and delay the development of our product candidates. Pending their use, we may invest such proceeds in short-term, investment-grade, interest-bearing securities, which may not yield favorable returns.

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

In June 2021, the Court held a claim construction hearing. Based on the Court’s construction of the claim terms, United Therapeutics filed a stipulation of partial judgment with respect to the ‘901 Patent in December 2021 under which United Therapeutics agreed to the entry of judgment of our non-infringement of the ’901 Patent. United Therapeutics did not file an appeal with respect to the ‘901 Patent.

Trial proceedings in the Hatch-Waxman Litigation were held in March 2022. In August 2022, Judge Andrews, who was presiding over the Hatch-Waxman Litigation, issued an opinion that claims 1, 2, 3, 6 and 9 of the ‘066 Patent were invalid, that the remaining asserted claims of the ‘066 Patent were not infringed by us, and that all of the asserted claims of the ‘793 Patent were both valid and infringed by us, based on the arguments we presented in the Hatch-Waxman Litigation. In September 2022, Judge Andrews entered a final judgment in the Hatch-Waxman Litigation that incorporated the findings from his opinion and ordered that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the ’793 Patent, which will be in 2027. Both we and United Therapeutics appealed Judge Andrews’ decision to the United States Court of Appeals for the Federal

Circuit. On July 24, 2023, the United States Court of Appeals for the Federal Circuit affirmed Judge Andrews’ decision with respect to both the ‘066 patent and the ‘793 patent.

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

As a result of this litigation and the order by Judge Andrews in the Hatch-Waxman Litigation, we may be subject to significant delay and incur substantial additional costs in litigation before we are able to commercialize YUTREPIA, if at all. If we are unable to obtain an affirmance of the PTAB’s decision with respect to the ‘793 Patent upon appeal, we may be unable to commercialize YUTREPIA until the expiration of the ‘793 Patent, which could materially harm our business.

In connection with an amendment to our NDA filed on July 24, 2023 to add PH-ILD as an indication for YUTREPIA, a new notice of the paragraph IV certification was required to be provided to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, United Therapeutics may bring a new suit for patent infringement, which may trigger a new mandatory 30-month delay (or the shorter of dismissal of the lawsuit or expiration of the patent(s)) in approval of the 505(b)(2) NDA application. In addition, if new patents are issued to United Therapeutics, including any patent issued from U.S. Patent Application Number 17/233,061, United Therapeutics may seek to assert those newly issued patents against us and may seek to enjoin the FDA from granting final approval to YUTREPIA or enjoin us from launching YUTREPIA.

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

Any new drug product that competes with a prior approved drug product must demonstrate advantages in safety, efficacy, tolerability or convenience in order to overcome price competition and to be commercially successful. Our products, if and when approved, are expected to face competition from drug products that are already on the market, as well as those in our competitors’ development pipelines. We expect that our lead program, YUTREPIA, an inhaled treprostinil therapy for the treatment of PAH and PH-ILD, and L606, a nebulized, liposomal formulation of treprostinil for treatment of PAH and PH-ILD, will face competition from the following inhaled treprostinil therapies that are either currently marketed or in clinical development:

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

In addition to these other inhaled treprostinil therapies, we expect that YUTREPIA and L606 will also face competition from other treprostinil-based drugs, including Orenitram, which is administered orally, and Remodulin, which is administered parenterally, both of which are marketed by United Therapeutics. Branded pharmaceutical companies such as United Therapeutics continue to defend their products vigorously through, among other actions, life cycle management, marketing agreements with third-party payors, pharmacy benefits managers and generic manufacturers. These actions add increased competition in the generic pharmaceutical industry, including competition for Treprostinil Injection.

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

We are also aware of several other agents in clinical development that are exploring mechanisms of action which, if approved, could impact the standard of care for treating PAH and/or PH-ILD in the United States, including programs from Merck & Co. Inc., Gossamer Bio, Inc., Aerovate Therapeutics, Inc., Aerami Therapeutics Inc., Tenax Therapeutics, Inc. and Sumitovant Biopharma Ltd, among others. For example, Merck & Co’s injectable sotatercept is an investigational, potential first-in-class molecule that targets the proliferation of cells in the pulmonary arterial wall and is being reviewed by the FDA for approval in 2023. If approved, it is possible that it may be used prior to prostacyclin therapies, which may have an adverse effect on the market potential for YUTREPIA and/or L606.

There are a number of competitors seeking marketing approval and/or regulatory exclusivity with respect to products that are or would be competitive to our product candidate.  Thus, we face the risk that one of our competitors will be granted marketing approval and/or regulatory exclusivity before we are able to obtain FDA approval for our product candidate.  In that case, as stated above, there is the possibility that such a competitor would be able to prevent us from obtaining approval of and marketing our product candidate until the expiration of the competitor’s term of FDA regulatory exclusivity, which could be a term of three years for so-called New Clinical Study exclusivity, or could conceivably be for longer periods of time if the competitor is successful in being granted other forms of FDA regulatory exclusivity which might include, for example, Orphan Disease Designation exclusivity (seven years), New Chemical Entity exclusivity (five years), or Pediatric exclusivity (six months beyond other existing exclusivities or patent terms). In addition, if one of our competitors is granted marketing approval before we are able to obtain FDA approval for our product candidates, as was the case with respect to the approval of United Therapeutics’ Tyvaso DPI product, such competitors will be able to detail and market their products before we are able to do so, which may place us at a competitive disadvantage in the marketplace.

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

As we seek to establish a commercial operation with respect to YUTREPIA in anticipation of potential approval from the FDA, we also continue to evaluate and develop additional drug candidates, including L606. There can be no assurance that we will be able to successfully manage the balance of our research and development operations with our commercial activities. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by companies balancing development of product candidates, which can include problems such as unanticipated issues relating to clinical trials and receipt of approvals from the FDA and foreign regulatory bodies, with commercialization efforts, which include problems relating to managing manufacturing and supply, reimbursement, marketing problems, and other additional costs.

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

Our business is exposed to the risk of product liability and other liability risks that are inherent in the development, manufacture, clinical testing and marketing of pharmaceutical products. These risks exist even if a product is approved for commercial sale by the FDA or comparable regulatory authorities in other countries and manufactured in licensed facilities. Our current product candidates, YUTREPIA and L606, and Treprostinil Injection are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products could result in injury to a patient or even death.

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

Risks Related to the Development and Regulatory Approval of our Product Candidates

We are primarily dependent on the success of our product candidate, YUTREPIA, for which we received tentative approval from the FDA in November 2021 for the treatment of PAH, and this product candidate may fail to receive final marketing approval (in a timely manner or at all) or may not be commercialized successfully.

We do not have any products approved for marketing in any jurisdiction and we have never generated any revenue from sales of our own products. Our ability to generate revenue from sales of our own products and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize, one or more of our product candidates. We expect that a substantial portion of our efforts and expenditure over the next few years will be devoted to our product candidate, YUTREPIA, a proprietary inhaled dry powder formulation of treprostinil for the treatment of PAH and PH-ILD, and L606, a nebulized, liposomal formulation of treprostinil for treatment of PAH and PH-ILD.

We received tentative approval of our NDA for YUTREPIA for the treatment of PAH in November 2021. However, our receipt of tentative approval does not mean that we will receive final approval of our NDA for YUTREPIA in a timely manner or at all or that we will receive approval for other indications, such as PH-ILD. Expectations related to final FDA approval and projected product launch timelines are impacted by ongoing Hatch-Waxman Litigation following a lawsuit filed by United Therapeutics in June 2020. As a result of Judge Andrews’ order in the Hatch-Waxman Litigation, the FDA may not issue a final approval for the YUTREPIA NDA until 2027 unless the PTAB’s decision with respect to the ‘793 Patent is affirmed on appeal. In addition, a drug product that is granted tentative approval, like YUTREPIA, may be subject to additional review before final approval, particularly if tentative approval was granted more than three years before the earliest lawful approval date. The FDA’s tentative approval of YUTREPIA for the treatment of PAH was based on information available to FDA at the time of the tentative approval letter (i.e., information in the application and the status of current good manufacturing practices of the facilities used in the manufacturing and testing of the drug product) and is therefore subject to change on the basis of new information that may come to FDA’s attention. In addition, the FDA has not yet issued any approval for YUTREPIA for the treatment of PH-ILD, which remains under review. A new drug product may not be marketed until the date of final approval.

Expectations for YUTREPIA and/or L606 also may be impacted by competing products, including Tyvaso® DPI. See Item 1A. Risk Factors - We face significant competition from large pharmaceutical companies, among others, in developing our products and in gaining regulatory approval to bring them to market in time to achieve commercial success, and our operating results will suffer if we are unable to compete effectively.

We cannot assure you that we will receive final marketing approval for YUTREPIA or L606 or, even if we do receive final marketing approval, the indications for which they will be approved. The FDA or comparable regulatory authorities in other countries may delay, limit or deny final approval of our product candidate for various reasons. For example, such authorities may disagree with the design, scope or implementation of our clinical trials, or with our interpretation of data from our preclinical studies or clinical trials. Further, there are numerous FDA personnel assigned to review different aspects of an NDA, and uncertainties can be presented by their ability to exercise judgment and discretion during the review process. During the course of review prior to final approval, the FDA may request or require additional preclinical, clinical, chemistry, manufacturing, and control (CMC) or other data and information, and the development and information may be time-consuming and expensive. Status as a combination product, as is the case for YUTREPIA and L606, may complicate or delay the FDA review process. Product candidates that the FDA deems to be combination products, such as YUTREPIA and L606, or that otherwise rely on innovative drug delivery systems, may face additional challenges, risks and delays in the product development and regulatory approval process. Additionally, the FDA could delay approval of YUTREPIA and/or L606 even if approvable after completing its review. For example, if a competing product comprised of an inhaled dry-powder formulation of treprostinil, such as Tyvaso DPI, is granted three years of market exclusivity, that could delay the final approval of YUTREPIA until said exclusivity expires. Moreover, the applicable requirements for approval may differ from country to country.

If we successfully obtain marketing approval for YUTREPIA and/or L606, we cannot assure you that they will be commercialized in a timely manner or successfully, or at all. For example, they may not achieve a sufficient level of market acceptance, or we may not be able to effectively build our marketing and sales capabilities or scale our manufacturing operations to meet commercial demand. The successful commercialization of YUTREPIA and L606 will also, in part, depend on factors that are beyond our control. Therefore, we may not generate significant revenue from the sale of such products, even if approved. Any delay or setback we face in the commercialization of YUTREPIA and/or L606 may have a material and adverse effect on our business and prospects, which will adversely affect your investment in our company.

Our preclinical studies and clinical trials may not be successful and delays in such preclinical studies or clinical trials may cause our costs to increase and significantly impair our ability to commercialize our product candidates. Results of previous clinical trials or interim results of ongoing clinical trials may not be predictive of future results.

Before we are able to commercialize our drug products, we are required to undertake extensive preclinical studies and clinical trials to demonstrate that our drug products are safe and effective for their intended uses. However, we cannot assure you that our drug products will, in preclinical studies and clinical trials, demonstrate safety and efficacy as necessary to obtain marketing approval. Due to the nature of drug product development, many product candidates, especially those in early stages of development, may be terminated during development. Although we believe we have completed clinical development for YUTREPIA, we have not yet obtained final approval for or commercialized any of our own product candidates and as a result do not have a track record of successfully bringing our own product candidates to market. Furthermore, YUTREPIA and L606 have, to date, been tested only in relatively small study populations and, accordingly, the results from our earlier clinical trials may be less reliable than results achieved in larger clinical trials, if required. Additionally, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary and interim results of a clinical trial do not necessarily predict final results.

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

Continuing product development requires additional and extensive clinical testing. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We cannot provide any assurance or certainty regarding when we might receive regulatory approval for our products, including YUTREPIA and L606. Furthermore, failure can occur at any stage of the process, and we could encounter problems that cause us to abandon an NDA filed with the FDA or repeat clinical trials. The commencement and completion of clinical trials for any current or future development product candidate may be delayed by several factors, including:

●	unforeseen safety issues;
●	determination of dosing issues;
●	lack of effectiveness during clinical trials;
●	slower than expected rates of patient recruitment;
●	inability to monitor patients adequately during or after treatment; and
●	inability or unwillingness of medical investigators to follow our clinical protocols or amendments to our protocols.

In addition, the FDA or an independent institutional review board (IRB) may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submissions or the conduct of these trials. Therefore, we cannot provide any assurance or predict with certainty the schedule for future clinical trials. Although clinical data is an essential part of NDA filings, NDAs must also contain a range of additional data including CMC data to meet FDA standards for approval. In the event we do not ultimately receive final regulatory approval for YUTREPIA and/or L606, we may be required to terminate development of these product candidates.

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

We expect that if we initiate, as we are currently contemplating, a clinical trial of YUTREPIA in pediatric patients, we may encounter difficulties enrolling patients in such a trial because of the limited number of pediatric patients with this disease. Furthermore, we are aware of a number of therapies for PAH that are being developed or that are already available on the market, and we expect to face competition from these investigational drugs or approved drugs for potential subjects in our clinical trials, including planned clinical trials for YUTREPIA and L606, which may delay enrollment in our planned clinical trials.

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays, or both. We may, as a result of such delays or failures, be unable to carry out our clinical trials as planned or within the timeframe that we expect or at all, and our business and prospects may be materially and adversely affected as a result.

Product candidates that the FDA deems to be combination products, such as YUTREPIA and L606, or that otherwise rely on innovative drug delivery systems, may face additional challenges, risks and delays in the product development and regulatory approval process.

The FDA has indicated that it considers YUTREPIA, which is delivered by a DPI, and L606, which is delivered by a next generation nebulizer, to be drug-device combination products. Accordingly, the medical devices used to administer the products were, or in the case of L606 will be, evaluated as part of our NDA filing. When evaluating products that utilize a specific drug delivery system or device, the FDA will evaluate the characteristics of that delivery system and its functionality, as well as the potential for undesirable interactions between the drug and the delivery system, including the potential to negatively impact the safety or effectiveness of the drug. The FDA review process can be more complicated for combination products, and may result in delays, particularly if novel delivery systems are involved. We rely on third parties for the design and manufacture of the delivery systems for our products, including the DPI for YUTREPIA and the nebulizer for L606, and in some cases for the right to refer to their data on file with the FDA or other regulators. Quality or design concerns with the delivery system, or commercial disputes with these third parties, could delay or prevent regulatory approval and commercialization of our product candidates.

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

We are currently focused on developing drug products that can be approved under abbreviated regulatory pathways in the United States, such as the 505(b)(2) regulatory pathway, which permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us for a particular product candidate, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for a product candidate by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. We have pursued this pathway for our current product candidate, YUTREPIA, and are pursuing this pathway for L606. Even if the FDA allows us to rely on the 505(b)(2) regulatory pathway for a given product candidate, we cannot assure you that marketing approval will be obtained in a timely manner, or at all.

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

In addition, we may face Hatch-Waxman litigation in relation to our NDAs submitted under the 505(b)(2) regulatory pathway, which may further delay or prevent the approval of our product candidates. The pharmaceutical industry is highly competitive, and 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a 505(b)(2) NDA. If the previously approved drugs referenced in an applicant’s 505(b)(2) NDA are protected by patent(s) listed in the Orange Book, the 505(b)(2) applicant is required to make a claim after filing its NDA or certain types of amendments to its NDA that each such patent is invalid, unenforceable or will not be infringed. The patent holder may thereafter bring suit for patent infringement, which will trigger a mandatory 30-month delay (or the shorter of dismissal of the lawsuit or expiration of the patent(s)) in approval of the 505(b)(2) NDA application. In addition, in the event the court in any such lawsuit finds that any claims of any of the asserted patents are both valid and infringed, the court would likely issue an injunction prohibiting approval of the product at issue until the expiration of the patent(s) found to have been infringed. For example, the YUTREPIA NDA was filed under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. Under the Hatch-Waxman Act, as a result of the litigation commenced by United Therapeutics in June 2020, the FDA was automatically precluded from approving the YUTREPIA NDA for up to 30 months. In August 2022, prior to the expiration of the 30-month stay, the Court found that the asserted claims of one of the patents, the ‘793 Patent, were both valid and infringed by the Company and ordered that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the ‘793 Patent. As a result of the Court’s order, the FDA may not issue a final approval for the YUTREPIA NDA until the expiration of the ‘793 Patent unless the PTAB’s decision invalidating the ‘793 Patent is affirmed on appeal.

In connection with an amendment to our NDA filed on July 24, 2023 to add PH-ILD as an indication for YUTREPIA, a new notice of the paragraph IV certification was required to be provided to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, United Therapeutics may bring a new Hatch-Waxman suit for patent infringement, which may trigger a new mandatory 30-month delay (or the shorter of dismissal of the lawsuit or expiration of the patent(s)) in approval of the 505(b)(2) NDA application. In addition, if new patents are issued to United Therapeutics, including any patent issued from U.S. Patent Application Number 17/233,061, United Therapeutics may seek to assert those newly issued patents against us.

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

A key element of our long-term strategy is to continually develop a pipeline of product candidates by developing products for the treatment of pulmonary hypertension and proprietary innovations to FDA-approved drug products using our PRINT technology. If we are unable to identify suitable product candidates for the treatment of pulmonary hypertension or off-patent drug products for which we can develop proprietary innovations using our PRINT technology or are otherwise unable to expand our product candidate pipeline, whether through licensed or co-development opportunities, and obtain marketing approval for such product candidates within the timeframes that we anticipate, or at all, our business and prospects may be materially and adversely affected.

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

Risks Related to Our Dependence on Third Parties

We depend on third parties for clinical and commercial supplies, including single suppliers for the active ingredient, the device, encapsulation and packaging of YUTREPIA and single suppliers for the active ingredient, bulk product manufacturing and packaging of L606.

We depend on third-party suppliers for clinical and commercial supplies for the supply of materials and components necessary for clinical and commercial production of YUTREPIA and L606, including the active pharmaceutical ingredients which are used in our product candidates. These supplies may not always be available to us at the standards we require or on terms acceptable to us, or at all, and we may not be able to locate alternative suppliers in a timely manner, or at all. If we are unable to obtain necessary clinical or commercial supplies, our manufacturing operations and clinical trials and the clinical trials of our collaborators may be delayed or disrupted and our business and prospects may be materially and adversely affected as a result.

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

For L606, we rely upon single sources of supply for the active pharmaceutical ingredient, manufacture of bulk drug product and packaging. Some of these suppliers are located in Taiwan. Although we are working to establish a secondary supply chain outside of Taiwan, if hostilities were to break out between Taiwan and China, we may be unable to secure a supply of L606.

Additionally, in December 2019, a novel strain of COVID-19 was reported to have surfaced in Wuhan, China. The full impact of the COVID-19 pandemic is unknown and continues to evolve. South Korea, the country from which our supplier sources treprostinil, Italy, the country in which Plastiape is headquartered, and China, the country in which Chengdu is located, previously had significant outbreaks of this disease, which, in the case of Italy and China, led to lockdowns of all or portions of the entire country. The extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development and commercialization of our products and product candidates will depend on the severity, location and duration of the spread of the pandemic, and the actions undertaken to contain it or treat its ongoing effects.

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

In particular, under the Hatch-Waxman Act, the owner of patents listed on the Orange Book and referenced by an NDA applicant may bring patent infringement suit against the NDA applicant after receipt of the NDA applicant’s notice of paragraph IV certification. For example, in June 2020, United Therapeutics asserted a patent challenge directed to the Orange Book listed patents for Tyvaso by filing a complaint against us in the U.S. District Court for the District of Delaware, thereby triggering an automatic 30-month regulatory stay on final approval of the NDA for YUTREPIA. As a result of United Therapeutics’ patent challenge, the FDA was prohibited from approving the NDA for YUTREPIA until the expiration of the 30-month stay. In August 2022, prior to the expiration of the 30-month stay, the Court found that the asserted claims of one of the patents, the ‘793 Patent, were both valid and infringed by the Company and ordered that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the ‘793 Patent. As a result of the Court’s order, the FDA may not issue a final approval for the YUTREPIA NDA until the expiration of the ‘793 Patent unless the PTAB’s decision invalidating the ‘793 Patent is affirmed on appeal. Accordingly, we may be subject to significant delay and incur substantial costs in litigation before we are able to commercialize YUTREPIA, if at all.

In connection with an amendment to our NDA filed on July 24, 2023 to add PH-ILD as an indication for YUTREPIA, a new notice of the paragraph IV certification was required to be provided to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, United Therapeutics may bring a new Hatch-Waxman suit for patent infringement, which may trigger a new mandatory 30-month delay (or the shorter of dismissal of the lawsuit or expiration of the patent(s)) in approval of the 505(b)(2) NDA application. In addition, if new patents are issued to United Therapeutics, including any patent issued from U.S. Patent Application Number 17/233,061, United Therapeutics may seek to assert those newly issued patents against us.

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

In addition to patent protection, we rely on trade secret protection to protect certain aspects of our intellectual property. We also license trade secrets from Pharmosa with respect to L606. While we require parties who have access to any portion of our trade secrets, such as our employees, consultants, advisers, CROs, CMOs, collaborators and other third parties, to enter into non-disclosure and confidentiality agreements with us, we cannot assure you that these parties will not disclose our proprietary information, including our trade secrets, in breach of their contractual obligations. Enforcing a claim that a party has illegally disclosed or misappropriated a trade secret is difficult, costly and time-consuming, and we may not be successful in doing so. If the steps we have taken to protect our trade secrets are deemed by the adjudicating court to be inadequate, we may not be able to obtain adequate recourse against a party for misappropriating our trade secrets.

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

In addition, we license certain patent rights for our PRINT technology from UNC under the UNC License. Under the UNC License, UNC has the right to terminate our license if we materially breach the agreement and fail to cure such breach within the stipulated time. In the event that UNC terminates our license and we have a product that relies on that license, including YUTREPIA, it may bring a claim against us, and if they are successful, we may be required to compensate UNC for the unauthorized use of their patent rights through the payment of royalties.

Similarly, under our license agreement with Pharmosa, Pharmosa has the right to terminate our license if we materially breach the agreement and fail to cure such breach within the stipulated time. In the event that Pharmosa terminates our license and we have a product that relies on that license, including L606, it may bring a claim against us, and if they are successful, we may be required to compensate Pharmosa for the unauthorized use of their patent rights through the payment of royalties.

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

Risks Related to the Manufacturing of our Product Candidates

Our product candidates are based on our proprietary, novel technology, which has not been used to manufacture any products that have been previously approved by the FDA, making it difficult to predict the time and cost of development and of subsequently obtaining final regulatory approval.

Our future success depends on the successful development of our novel PRINT technology and products based on it, including YUTREPIA, and the development of L606 using Pharmosa’s proprietary liposomal technology. To our knowledge, no regulatory authority has granted final approval to market or commercialize drugs made using our PRINT technology or Pharmosa’s liposomal technology. We may never receive final approval to market and commercialize any product candidate that uses our PRINT technology or Pharmosa’s liposomal technology.

Even if we receive final approval to market YUTREPIA and/or L606, we will need to scale up our manufacturing capabilities to effectively commercialize the products. We have never completed a scale up of our PRINT manufacturing process or the manufacturing process for L606, and, if we are unable to do so in an effective and timely manner, our ability to commercialize these products, even if they receive final FDA approval, will be adversely affected.

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

In addition, for L606, we rely upon single sources of supply for the active pharmaceutical ingredient and manufacture of bulk drug that are located in Taiwan. Although we are working to establish a secondary supply chain outside of Taiwan, if hostilities were to break out between Taiwan and China, we may be unable to secure a supply of L606, which could limit our ability to continue development of L606 and materially and adversely affect our business, financial condition and results of operations.

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

As of August 1, 2023, 64,741,096 shares of our common stock were outstanding, of which 54,859,749 shares of common stock, or 84.7% of our outstanding shares as of August 1, 2023, are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act (“Rule 144”). The resale of the remaining 9,881,347 shares held by our stockholders as of August 1, 2023 is currently prohibited or otherwise restricted as a result of securities law provisions. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

As of August 1, 2023, the holders of 1,887,937 shares, or 2.9%, of our outstanding shares as of August 1, 2023, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including the employee stock purchase plan. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance or resale (as applicable), subject to lock-up agreements, if any.

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

The trading prices of the securities of pharmaceutical and biotechnology companies have been highly volatile. As such, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our common stock may be influenced by many factors, including:

●	results of any clinical trials of any product candidate we may develop, including L606, or those of our competitors;
●	the success of Sandoz’s Treprostinil Injection to which we have commercial rights to pursuant to the Promotion Agreement;
●	the success of Chengdu’s launch of the RG Cartridge and the market acceptance of the RG Cartridge for the subcutaneous administration of Treprostinil Injection;
●	whether Mainbridge is able to complete the development of a new pump for the subcutaneous administration of Treprostinil Injection and obtain FDA clearance on a timely basis or at all;
●	our cash resources;
●	the approvals or success of competitive products or technologies;
●	potential approvals of any product candidate we may develop, including YUTREPIA and L606, for marketing by the FDA or equivalent foreign regulatory authorities or any failure to obtain such approvals;

●	our involvement in significant lawsuits, such as stockholder or patent litigation, including inter partes review proceedings and Hatch-Waxman litigation with originator companies or others which may hold patents, including the ongoing appeals in connection with the patents that United Therapeutics has asserted against us;
●	regulatory or legal developments in the United States and other countries;
●	the results of our efforts to commercialize any product candidate we may develop, including YUTREPIA and L606, in the event we receive final approval from the FDA;
●	developments or disputes concerning patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 37.0% of our capital stock as of August 1, 2023. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of our board of directors (the “Board”), and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

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

General Risk Factors

General Risks Related to the Commercialization of our Product Candidates

Our business and operations may be adversely affected by the effects of health epidemics, including the COVID-19 pandemic.

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

In addition, to the extent the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section and the “Risk Factors” sections of the documents incorporated by reference herein.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, an ongoing military conflict between Russia and Ukraine, and high inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine, geopolitical tensions, or high inflation.

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

Although, to date, our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine, geopolitical tensions, or high inflation, we do expect that such matters will affect our business and it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business.  We anticipate that increases in compensation to our employees and costs paid to vendors may similarly be greater than in past periods due to ongoing inflation.  The extent and duration of the conflict in Ukraine, geopolitical tensions, changes in inflation rates and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

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

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document

3.1*	Certificate of Amendment of Certificate of Incorporation of Liquidia Corporation.
10.1*	Second Amendment to Revenue Interest Financing Agreement, dated as of June 28, 2023, by and between Liquidia Technologies, Inc. and Healthcare Royalty Partners IV, L.P.
10.2*	Third Amendment to Revenue Interest Financing Agreement, dated as of July 27, 2023, by and between Liquidia Technologies, Inc. and Healthcare Royalty Partners IV, L.P.
10.3*	License Agreement, dated as of June 28, 2023, by and between Liquidia Technologies, Inc. and Pharmosa Biopharm Inc.
10.4*	Asset Transfer Agreement, dated as of June 28, 2023, by and between Liquidia Technologies, Inc. and Pharmosa Biopharm Inc.
10.5*	Supply Agreement, dated May 22, 2023, by and between Liquidia Technologies, Inc. and Plastiape SpA.
10.6*	Amended and Restated Commercial Manufacturing Services and Supply Agreement, dated July 13, 2023, by and between Liquidia Technologies, Inc. and Lonza Tampa LLC.
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 10, 2023

LIQUIDIA CORPORATION
By:	/s/ Roger A. Jeffs, Ph.D.
Roger A. Jeffs, Ph.D.
Chief Executive Officer

DATE: August 10, 2023

LIQUIDIA CORPORATION
By:	/s/ Michael Kaseta
Michael Kaseta
Chief Financial Officer