Form 10-Q
period 2023-09-30
Liquidia Corp
filed 2023-11-07
CIK 1819576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended September 30, 2023

or

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

As of November 1, 2023, there were 64,905,495 shares of the registrant’s common stock outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	those identified and disclosed in our public filings with the U.S. Securities and Exchange Commission (“SEC”) including, but not limited to (i) the timing of and our ability to obtain and maintain regulatory approvals for our product candidates, including YUTREPIA, the potential for, and timing regarding, eventual final approval by the United States Food and Drug Administration (the “FDA”) of and our ability to commercially launch YUTREPIA, including the potential impact of regulatory review, approval, and exclusivity developments which may occur for competitors; (ii) the timeline or outcome related to our patent litigation with United Therapeutics Corporation (“United Therapeutics”) that was filed in the U.S. District Court for the District of Delaware, the inter partes reviews with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, our trade secret litigation with United Therapeutics that was filed in the Superior Court for Durham County, North Carolina, including any related appeals, or any future litigation with United Therapeutics or any other third party; (iii) the timing and our ability to obtain and maintain regulatory approval for the infusion pump that we are developing with Sandoz Inc. (“Sandoz”) and Mainbridge Health Partners, LLC (“Mainbridge”); (iv) the timing and our ability to obtain and maintain regulatory approval for L606, an investigational, liposomal formulation of treprostinil that we licensed from Pharmosa Biopharm Inc. (“Pharmosa”); and (v) our ability to continue operations as a going concern without obtaining additional funding;
●	our expectations regarding the size of the patient populations for, market acceptance and opportunity for those drug products that we commercialize in collaboration with third parties, including Sandoz’s first-to-file fully substitutable generic treprostinil injection;
●	the availability and market acceptance of medical devices and components of medical devices used to administer our drug products and drug products that we commercialize with third parties, including Smiths Medical’s CADD-MS 3 infusion pump, the RG 3ml Medication Cartridge that we developed in collaboration with Chengdu Shifeng Medical Technologies LTD. used for the subcutaneous administration of Sandoz’s generic treprostinil injection, Smiths Medical’s CADD Legacy and CADD-Solis infusion pumps used for the intravenous administration of Sandoz’s generic treprostinil injection, the infusion pump that we are developing with Sandoz and Mainbridge for the subcutaneous administration of Sandoz’s generic treprostinil injection, Plastiape’s RS00 Model 8 dry powder inhaler, which we plan to use for the administration of YUTREPIA and any devices used for the administration of L606;
●	our ability to draw down on our financing facility with Healthcare Royalty Partners IV, L.P. (“HCR”) and our ability to satisfy the covenants contained in the Revenue Interest Financing Agreement with HCR (the “RIFA”);
●	our ability to retain, attract and hire key personnel;
●	prevailing economic, market and business conditions;
●	our ability to predict, foresee, and effectively address or mitigate future developments resulting from health epidemics, such as the COVID-19 pandemic, or other global shutdowns, which could include a negative impact on the availability of key personnel, the temporary closure of our facility or the facilities of our business partners, suppliers, third-party service providers or other vendors, or delays in payments or purchasing decisions, or the interruption of domestic and global supply chains, the economy and capital or financial markets;
●	the cost and availability of capital and any restrictions imposed by lenders or creditors;
●	changes in the industry in which we operate;
●	the failure to renew, or the revocation of, any license or other required permits;

●	unexpected charges or unexpected liabilities arising from a change in accounting policies, including any such changes by third parties with whom we collaborate and from whom we receive a portion of their net profits, or the effects of acquisition accounting varying from our expectations;
●	the risk that the credit ratings of our company or our subsidiaries may be different from what the companies expect, which may increase borrowing costs and/or make it more difficult for us to pay or refinance our debts and require us to borrow or divert cash flow from operations in order to service debt payments;
●	fluctuations in interest rates;
●	adverse outcomes of pending or threatened litigation or governmental investigations, including our patent litigation with United Therapeutics, the litigation arising from United Therapeutics’ claim that we and a former employee misappropriated trade secrets from United Therapeutics and any future litigation with United Therapeutics or any other third party;
●	the effects on our company or our subsidiaries of future regulatory or legislative actions, including changes in healthcare, environmental and other laws and regulations to which we are subject;
●	conduct of and changing circumstances related to third-party relationships on which we rely, including the level of credit worthiness of counterparties;
●	the volatility and unpredictability of the stock market and credit market conditions;
●	conditions beyond our control, such as natural disasters, global pandemics (including COVID-19), or acts of war or terrorism;
●	variations between the stated assumptions on which forward-looking statements are based and our actual experience;
●	other legislative, regulatory, economic, business, and/or competitive factors;
●	our plans to develop and commercialize our product candidates;
●	our planned clinical trials for our product candidates;
●	the timing of the availability of data from our clinical trials;
●	the timing of our planned regulatory filings;
●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
●	the clinical utility of our product candidates and their potential advantages compared to other treatments;
●	our commercialization, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for the manufacture of our product candidates and the sufficiency of our current manufacturing facilities to produce development and commercial quantities of our product candidates;
●	our ability to establish and maintain collaborations;
●	our estimates regarding the market opportunities for our product candidates;
●	our intellectual property position and the duration of our patent rights;
●	our estimates regarding future expenses, capital requirements and needs for additional financing; and
●	our expected use of proceeds from prior public offerings and the period over which such proceeds, together with our available cash, will be sufficient to meet our operating needs.

You should refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions, and we may not actually achieve the plans, intentions or expectations included in our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Liquidia Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$76,225	$93,283
Accounts receivable, net	3,338	5,017
Prepaid expenses and other current assets	3,417	1,511
Total current assets	82,980	99,811
Property, plant and equipment, net	4,400	4,151
Operating lease right-of-use assets, net	1,812	2,101
Indemnification asset, related party	6,706	6,595
Contract acquisition costs, net	8,062	8,604
Intangible asset, net	3,491	3,726
Goodwill	3,903	3,903
Other assets	287	307
Total assets	$111,641	$129,198
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,812	$2,197
Accrued expenses and other current liabilities	6,624	5,522
Revenue interest financing payable, current	2,615	—
Operating lease liabilities, current	999	900
Finance lease liabilities, current	106	181
Total current liabilities	12,156	8,800
Litigation finance payable	6,703	6,594
Revenue interest financing payable, noncurrent	42,112	—
Operating lease liabilities, noncurrent	2,573	3,332
Finance lease liabilities, noncurrent	91	171
Long-term debt	—	19,879
Total liabilities	63,635	38,776
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized, none outstanding	—	—
Common stock — $0.001 par value, 100,000,000 and 80,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively, 64,899,295 and 64,517,912 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	65	64
Additional paid-in capital	449,589	440,954
Accumulated deficit	(401,648)	(350,596)
Total stockholders’ equity	48,006	90,422
Total liabilities and stockholders’ equity	$111,641	$129,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$3,678	$3,165	$12,957	$10,575
Costs and expenses:
Cost of revenue	570	740	1,895	2,165
Research and development	7,440	4,512	30,413	14,459
General and administrative	10,559	6,744	27,597	26,224
Total costs and expenses	18,569	11,996	59,905	42,848
Loss from operations	(14,891)	(8,831)	(46,948)	(32,273)
Other income (expense):
Interest income	862	359	2,518	428
Interest expense	(1,761)	(620)	(4,311)	(1,640)
Loss on extinguishment of debt	—	—	(2,311)	(997)
Total other expense, net	(899)	(261)	(4,104)	(2,209)
Net loss and comprehensive loss	$(15,790)	$(9,092)	$(51,052)	$(34,482)
Net loss per common share, basic and diluted	$(0.24)	$(0.14)	$(0.79)	$(0.58)
Weighted average common shares outstanding, basic and diluted	64,857,508	64,458,741	64,767,893	59,745,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except shares amounts)

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	64,517,912	$64	$440,954	$(350,596)	$90,422
Issuance of common stock upon exercise of stock options	21,447	—	79	—	79
Issuance of common stock upon vesting of restricted stock units	89,804	1	(1)	—	—
Issuance of common stock under employee stock purchase plan	81,281	—	335	—	335
Stock-based compensation	—	—	2,552	—	2,552
Net loss	—	—	—	(11,745)	(11,745)
Balance as of March 31, 2023	64,710,444	$65	$443,919	$(362,341)	$81,643
Issuance of common stock upon exercise of stock options	10,173	—	32	—	32
Issuance of common stock upon vesting of restricted stock units	19,765	—	—	—	—
Stock-based compensation	—	—	2,499	—	2,499
Net loss	—	—	—	(23,517)	(23,517)
Balance as of June 30, 2023	64,740,382	$65	$446,450	$(385,858)	$60,657
Issuance of common stock upon exercise of stock options	79,506	—	304	—	304
Issuance of common stock upon vesting of restricted stock units	19,766	—	—	—	—
Issuance of common stock under employee stock purchase plan	59,641	—	348	—	348
Stock-based compensation	—	—	2,487	—	2,487
Net loss	—	—	—	(15,790)	(15,790)
Balance as of September 30, 2023	64,899,295	$65	$449,589	$(401,648)	$48,006

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	52,287,737	$52	$374,794	$(309,581)	$65,265
Issuance of common stock upon exercise of stock options	143,048	—	593	—	593
Issuance of common stock upon vesting of restricted stock units	1,690	—	—	—	—
Issuance of common stock under employee stock purchase plan	5,017	—	28	—	28
Issuance of warrant	—	—	1,317	—	1,317
Equity consideration for acquisition	616,666	1	(1)	—	—
Stock-based compensation	—	—	4,129	—	4,129
Net loss	—	—	—	(15,943)	(15,943)
Balance as of March 31, 2022	53,054,158	$53	$380,860	$(325,524)	$55,389
Issuance of common stock upon exercise of stock options	364	—	1	—	1
Issuance of common stock upon vesting of restricted stock units	17,496	—	—	—	—
Sale of common stock, net	11,274,510	11	54,450	—	54,461
Stock-based compensation	—	—	1,703	—	1,703
Net loss	—	—	—	(9,447)	(9,447)
Balance as of June 30, 2022	64,346,528	$64	$437,014	$(334,971)	$102,107
Issuance of common stock upon exercise of stock options	49,440	—	141	—	141
Issuance of common stock upon vesting of restricted stock units	17,502	—	—	—	—
Issuance of common stock under employee stock purchase plan	46,924	—	230	—	230
Stock-based compensation	—	—	1,648	—	1,648
Net loss	—	—	—	(9,092)	(9,092)
Balance as of September 30, 2022	64,460,394	$64	$439,033	$(344,063)	$95,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(51,052)	$(34,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	10,000	—
Stock-based compensation	7,538	7,480
Depreciation and amortization	1,672	3,081
Non-cash lease expense	289	226
Loss (gain) on disposal of property and equipment	(2)	1
Loss on extinguishment of debt	2,311	997
Accretion and non-cash interest expense	4,133	222
Changes in operating assets and liabilities:
Accounts receivable, net	1,679	(146)
Prepaid expenses and other current assets	(2,056)	(810)
Other noncurrent assets	20	4
Accounts payable	(556)	(203)
Accrued expenses and other current liabilities	1,102	215
Operating lease liabilities	(660)	(570)
Net cash used in operating activities	(25,582)	(23,985)
Investing activities
Purchase of in-process research and development	(10,000)	—
Purchases of property, plant and equipment	(1,084)	(101)
Proceeds from the sale of property, plant and equipment	2	5
Net cash used in investing activities	(11,082)	(96)
Financing activities
Proceeds from revenue interest financing, net	41,744	—
Principal payments on long-term debt	(20,000)	(10,500)
Payments for debt prepayment and extinguishment costs	(2,190)	—
Payments on revenue interest financing liability	(1,000)	—
Proceeds from issuance of long-term debt with warrants, net	—	19,767
Principal payments on finance leases	(155)	(235)
Receipts from litigation financing	109	421
Proceeds from sale of common stock, net of underwriting fees and commissions	—	54,461
Proceeds from issuance of common stock under stock incentive plans	1,098	993
Net cash provided by financing activities	19,606	64,907
Net increase (decrease) in cash and cash equivalents	(17,058)	40,826
Cash and cash equivalents, beginning of period	93,283	57,494
Cash and cash equivalents, end of period	$76,225	$98,320
Supplemental disclosure of cash flow information
Cash paid for interest	$360	$1,105
Cash paid for operating lease liabilities	$956	$928
Non-cash increase in indemnification asset through accounts payable	$111	$273

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

Our lead product candidate is YUTREPIA for the treatment of PAH. YUTREPIA is an inhaled dry powder formulation of treprostinil designed with PRINT to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low resistance dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labeled doses of current inhaled therapies. The United States Food and Drug Administration (“FDA”) tentatively approved our New Drug Application (“NDA”) for YUTREPIA for the treatment of PAH in November 2021. The FDA also confirmed that the clinical data in the NDA would support our pursuit of an amendment to our NDA to treat patients with pulmonary hypertension and interstitial lung disease (PH-ILD) upon the expiration of regulatory exclusivity in March 2024. We filed an amendment to our NDA to include PH-ILD as a labelled indication on July 24, 2023. The FDA accepted the amendment to our NDA and has set a Prescription Drug User Fee Act (PDUFA) goal date of January 24, 2024.

We are also developing L606, an investigational, liposomal formulation of treprostinil administered twice-daily with a short-duration next-generation nebulizer, which we licensed from Pharmosa. L606 is currently being evaluated in an open-label study in the United States for treatment of PAH and PH-ILD with a planned pivotal study for the treatment of PH-ILD.

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

The current global macro-economic environment is volatile, which may result in supply chain constraints and elevated rates of inflation. In addition, we operate in a dynamic and highly competitive industry and believe that changes in any of the following areas could have a material adverse effect on our future financial position, results of operations, or cash flows: the ability to obtain future financing; advances and trends in new technologies and industry standards; results of clinical trials; regulatory approval and market acceptance of our products; development of sales channels; certain strategic relationships; litigation or claims against our related to intellectual property, product, regulatory, or other matters; and our ability to attract and retain employees necessary to support our growth.

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

We rely on single source manufacturers and suppliers for the supply of our product candidates, adding to the manufacturing risks we face. In the event of any failure by a supplier, we could be left without backup facilities. Any disruption from these manufacturers or suppliers could have a negative impact on our business, financial position and results of operations.

2. Basis of Presentation, Significant Accounting Policies and Fair Value Measurements

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The year-end condensed consolidated balance sheet data was derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. Our financial position, results of operations and cash flows are presented in U.S. Dollars.

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

Since inception, we have incurred recurring losses, including a net loss of $51.1 million for the nine months ended September 30, 2023 and we had an accumulated deficit of $401.6 million as of September 30, 2023. We expect to incur significant expenses and operating losses for the foreseeable future as we seek regulatory approval and prepare for commercialization of any approved product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if our development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales. Additionally, the Revenue Interest Financing Agreement with HealthCare Royalty Partners IV, L.P. (“HCR”) dated January 9, 2023, as amended (the “RIFA”) contains minimum cash covenants that requires us to maintain cash and cash equivalents in an amount at least equal to $7.5 million during the calendar year beginning on January 1, 2024 and at least equal to $15.0 million for the remainder of the payment term after the calendar year ended December 31, 2024. These conditions raise substantial doubt regarding our ability to continue as a going concern within one year after the date these consolidated condensed financial statements are issued.

Our future funding requirements will be heavily determined by the timing of the potential commercialization of YUTREPIA and the resources needed to support development of our product candidates. Based on our current plans, if we are unable to access the contingent Investment Amounts from the RIFA (see Note 11) by the second quarter of 2024 we will require additional capital. We have based these estimates on assumptions that may differ from actual results, and we could use our available resources sooner than expected. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates. If we are unable to obtain such funding, we could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the period. These estimates are based on historical experience and various other assumptions believed to be reasonable under the circumstances. We evaluate our estimates on an ongoing basis, including those related to the valuation of stock-based awards, certain accruals, the revenue interest financing payable, and intangible and contract acquisition cost amortization, and make changes to the estimates and related disclosures as our experience develops or new information becomes known. Actual results will most likely differ from those estimates.

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

Summary of Significant Accounting Policies

Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the years ended December 31, 2022 and 2021, which are included in our 2022 Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2023.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board under its accounting standards codifications (ASC) or other standard setting bodies and are adopted by us as of the specified effective date. For the nine months ended September 30, 2023, there were no newly adopted accounting pronouncements that had a material impact on our condensed consolidated financial statements. As of September 30, 2023, there are no recently issued but not yet adopted accounting pronouncements that are expected to materially impact our condensed consolidated financial statements.

Cash, Cash Equivalents, and Concentration of Credit Risk

We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. We are exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding our cash and cash equivalents to the extent of amounts recorded on the condensed consolidated balance sheet. As of December 31, 2022, all of our cash and cash equivalents were held with Silicon Valley Bank (“SVB”). Following the March 10, 2023 Federal Deposit Insurance Corporation takeover of SVB, substantially all of our cash and cash equivalents have been moved to multiple accredited financial institutions. We have not experienced any losses on such accounts and do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Such deposits have exceeded and will continue to exceed federally insured limits.

Accounts Receivable

Accounts receivable are stated at net realizable value and net of an allowance for credit losses as of each balance sheet date, if applicable. One customer accounted for 98% and 99% of our accounts receivable, net at September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, we have not recorded an allowance for credit losses.

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

As of September 30, 2023, we concluded there were no events or changes in circumstances which indicated that the carrying amount of goodwill was not recoverable. We completed our annual impairment test as of July 1, 2023 and concluded that no impairments had occurred.

Royalty Interest Financing Payable

We recognized a liability related to amounts received in January 2023 and July 2023 pursuant to the RIFA under ASC 470-10, Debt and ASC 835-30, Interest - Imputation of Interest. The liability will be accreted under the effective interest method upon the estimated amount of future payments to be made pursuant to the RIFA. The issuance costs were recorded as a deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period in which the liability will be repaid. If the timing or amounts of any estimated future revenue and related payments change, we will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs. A significant increase or decrease in these estimates could materially impact the liability balance and related interest expense.

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

Research and Development Expense

Research and development costs are expensed as incurred in accordance with ASC 730, Research and Development and include facility-related costs related to research and development activities, direct costs from third parties, such as contract research organizations (“CROs”), contract manufacturing organizations (CMOs”), and consultants, as well as employee-related expenses, including salaries, benefits, and stock-based compensation. Research and development expenses also include costs of acquired product licenses and related technology rights where there is no alternative future use.

Accrued Research and Development Expenses

As part of the process of preparing the condensed consolidated financial statements, we are required to estimate accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our condensed consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments if necessary.

The significant estimates in our accrued research and development expenses are related to expenses incurred with respect to CROs, CMOs and other vendors in connection with research and development and manufacturing activities. The financial terms of our agreements with CROs and CMOs are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the applicable research and development or manufacturing expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from such estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and could result in us reporting amounts that are too high or too low in any particular period. There have been no material changes in estimates for the periods presented.

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

Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Due to their anti-dilutive effect, the calculation of diluted net loss per share excludes the following common stock equivalent shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Stock Options	9,573,680	8,392,551	9,494,833	7,531,023
Restricted Stock Units	1,704,353	419,667	1,689,998	395,560
Warrants	450,000	450,000	450,000	443,590
Total	11,728,033	9,262,218	11,634,831	8,370,173

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table presents the placement in the fair value hierarchy of financial assets and liabilities measured at fair value as of September 30, 2023 and December 31, 2022:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
September 30, 2023	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$72,926	$—	$—	$72,926

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2022	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$92,283	$—	$—	$92,283

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

3. Property, Plant, and Equipment

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2023	2022
Lab and build-to-suit equipment	$6,824	$6,257
Office equipment	19	19
Furniture and fixtures	134	134
Computer equipment	487	291
Leasehold improvements	11,409	11,409
Construction-in-progress	536	155
Total property, plant and equipment	19,409	18,265
Accumulated depreciation and amortization	(15,009)	(14,114)
Property, plant and equipment, net	$4,400	$4,151

We recorded depreciation and amortization expense related to property, plant and equipment of $0.3 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and of $0.9 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively.

4. Contract Acquisition Costs and Intangible Asset

Contract acquisition costs and intangible asset are summarized as follows:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract acquisition costs	$12,980	$(4,918)	$8,062	$12,980	$(4,376)	$8,604
Intangible asset	$5,620	$(2,129)	$3,491	$5,620	$(1,894)	$3,726

We are amortizing the value of the contract acquisition costs and intangible asset on a pro-rata basis based on the estimated total revenue or net profits to be recognized over the period from November 18, 2020 through December 2032, the termination date of the Promotion Agreement (see Note 2-Revenue Recognition for our accounting policies). Amortization of contract acquisition costs is recorded as a reduction of revenue, and amortization of the intangible asset is recorded as cost of revenue.

We recorded amortization related to the contract acquisition costs of $0.1 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and of $0.5 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively. We recorded amortization related to the intangible asset of $0.1 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and of $0.2 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively. Annual amortization over the next five years is expected to be lower than in prior years primarily due to an amendment to the Promotion Agreement entered into during the fourth quarter of 2022, which extended the term of the Promotion Agreement by five years.

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

On November 17, 2020, Liquidia PAH entered into a Litigation Funding and Indemnification Agreement (“Indemnification Agreement”) with PBM. PBM is considered to be a related party as it is controlled by a major stockholder (which beneficially owns approximately 9.3% of Liquidia Corporation Common Stock as of November 1, 2023), who is also a member of our Board of Directors.

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

As of September 30, 2023 and December 31, 2022, the Indemnification Asset and Litigation Finance Payable were classified as long-term assets and liabilities, respectively, as it is considered unlikely that the RareGen Litigation would conclude prior to September 30, 2024.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2023	2022
Accrued compensation	$3,013	$2,862
Accrued research and development expenses	1,231	1,757
Accrued other expenses	2,380	903
Total accrued expenses and other current liabilities	$6,624	$5,522

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

Warrants

During the nine months ended September 30, 2023 and 2022, no warrants to purchase shares of common stock were exercised.

Outstanding warrants consisted of the following as of September 30, 2023:

	Number of
	warrants	Exercise Price		Expiration Date
A&R SVB Warrant (see Note 12)	250,000		$5.14	January 6, 2032
SVB Warrant - Initial Tranche (see Note 12)	100,000		$3.05	February 26, 2031
SVB Warrant - Term B and Term C Tranches (see Note 12)	100,000	$	n/a	February 26, 2031
Other warrants	65,572		$0.02	December 31, 2026

8. Stock-Based Compensation

2020 Long-Term Incentive Plan

Our 2020 Long-Term Incentive Plan (the “2020 Plan”) provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards and for accelerated vesting under certain change of control transactions. The number of shares of our common stock available for issuance under the 2020 plan will automatically increase on January 1 of each year through 2030, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors (the “Evergreen Provision”). On January 1, 2023, the number of shares of common stock available for issuance under the 2020 Plan automatically increased by 2,580,716 shares pursuant to the Evergreen Provision. As of September 30, 2023, 112,837 shares of common stock were available for issuance under the 2020 Plan.

The 2020 Plan replaced all prior equity award plans and such plans have been discontinued, however, the outstanding awards will continue to remain in effect in accordance with their terms. Shares that are returned under these prior plans upon cancellation, termination or expiration of awards outstanding will not be available for grant under the 2020 Plan. As of September 30, 2023, a total of 663,088 shares of common stock were reserved for issuance related to the remaining outstanding equity awards granted under the prior plans.

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

310,000 shares of our common stock were reserved for issuance pursuant to equity awards that may be granted under the 2022 Inducement Plan, and the 2022 Inducement Plan will be administered by the Compensation Committee. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2022 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board of Directors, or following a bona fide period of non-employment by us, if he or she is granted such equity awards in connection with his or her commencement of employment with us and such grant is an inducement material to his or her entering into employment with us. As of September 30, 2023, a total of 26,650 shares were available for issuance under the 2022 Inducement Plan.

Employee Stock Purchase Plan

In November 2020, stockholders approved the Liquidia Corporation 2020 Employee Stock Purchase Plan (the “ESPP”). The number of shares of our common stock available for issuance under the ESPP will automatically increase on January 1 of each year through 2030, by the lesser of (a) 1.0% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, (b) 150,000 shares, or (c) an amount determined by the Board of Directors. On January 1, 2023, the number of shares of common stock available for issuance under the ESPP increased by 150,000 shares. As of September 30, 2023, a total of 557,137 shares of common stock are reserved for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions, subject to plan limitations. Unless otherwise determined by the administrator, the common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is 85% of the lesser of the fair market value of our common stock on the first and last trading day of the offering period. During the three months ended September 30, 2023 and 2022, 59,641 and 46,924 shares were issued under the ESPP, respectively. During the nine months ended September 30, 2023 and 2022, 140,922 and 51,941 shares were issued under the ESPP, respectively.

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

Total stock-based compensation expense recognized for employees and non-employees was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
By Expense Category:	2023	2022	2023	2022
Research and development	$555	$323	$1,714	$1,043
General and administrative	1,932	1,325	5,824	6,437
Total stock-based compensation expense	$2,487	$1,648	$7,538	$7,480

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted average basis, by type of award:

	As of September 30, 2023
		Weighted
		Average
		Remaining
		Recognition
	Unamortized	Period
	Expense	(Years)
Stock options	$16,948	2.5
Restricted stock units	$9,084	3.2

Fair Value of Stock Options Granted and Purchase Rights Issued under the ESPP

We use the Black-Scholes option-pricing model to determine the fair value of stock options granted and purchase rights issued under the ESPP.

The following table summarizes the assumptions used for estimating the fair value of stock options granted under the Black-Scholes option-pricing model:

Nine Months Ended
September 30,
	2023	2022
Expected dividend yield	—	—
Risk-free interest rate	3.46% - 4.62%	1.46% - 3.34%
Expected volatility	91% - 95%	90% - 95%
Expected life (years)	5.8 - 6.1	5.8 - 6.1

The weighted average fair value for options granted during the nine months ended September 30, 2023 and 2022 was $5.09 and $4.11 per share, respectively.

The following table summarizes the assumptions used for estimating the fair value of purchase rights granted to employees under the ESPP under the Black-Scholes option-pricing model:

	Nine Months Ended
	September 30,
	2023	2022
Expected dividend yield	—	—
Risk-free interest rate	5.20% - 5.47%	0.69% - 3.92%
Expected volatility	60% - 64%	80% - 129%
Expected life (years)	0.50	0.50

The following table summarizes stock option activity during the nine months ended September 30, 2023:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2022	8,398,262	$4.49
Granted	1,423,346	6.57
Exercised	(117,326)	3.67
Cancelled	(150,554)	5.61
Outstanding as of September 30, 2023	9,553,728	$4.79	8.0	$17,154
Exercisable as of September 30, 2023	5,248,021	$4.39	7.5	$12,045
Vested and expected to vest as of September 30, 2023	9,289,505	$4.79	8.0	$16,775

The aggregate intrinsic value of stock options in the table above represents the difference between the $6.34 closing price of our common stock as of September 30, 2023 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

Restricted Stock Units

Restricted Stock Units (“RSUs”) represent the right to receive shares of our common stock at the end of a specified time period or upon the achievement of a specific milestone. RSUs can only be settled in shares of our common stock. RSUs generally vest over a four-year period similar to stock options granted to employees.

A summary of unvested RSU awards outstanding as of September 30, 2023 and changes during the nine months ended September 30, 2023 is as follows:

		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	RSUs	(per RSU)
Unvested as of December 31, 2022	407,726	$5.57
Granted	1,508,166	6.50
Vested	(129,335)	6.00
Forfeited	(56,034)	6.22
Unvested as of September 30, 2023	1,730,523	$6.33

9. Revenue From Contracts With Customers

In August 2018, we entered into a Promotion Agreement with Sandoz under which we have the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection for the treatment of patients with PAH in the United States. We paid Sandoz $20 million at the inception of the Promotion Agreement in consideration for these rights. In exchange for conducting these commercial activities, we are entitled to receive a share of Net Profits (as defined within the Promotion Agreement) based on specified profit levels. The share of Net Profits received is subject to adjustments from Sandoz for certain items, such as distributor chargebacks, rebates, inventory returns, inventory write-offs and other adjustments. We expect to refund certain amounts to Sandoz through a reduction of the cash received from future Net Profits generated under the Promotion Agreement. As of September 30, 2023, a $0.6 million refund liability is offset against accounts receivable from Sandoz related to expected refund amounts. Approximately 98% and 99% of revenue during the three and nine months ended September 30, 2023, respectively, was generated from the Promotion Agreement.

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

Lease Balances, Costs, and Future Minimum Payments

Leases with an initial term of 12 months or less are not recorded on the balance sheet. As of September 30, 2023, we have not entered into any short-term leases. For lease agreements entered into or reassessed after the adoption of ASC 842 Leases, we combine lease and non-lease components, if any. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Our lease cost is reflected in the accompanying condensed statements of operations and comprehensive loss as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2023	2022	2023	2022
Operating lease cost:
Fixed lease cost	Research and development	$175	$176	$527	$527
Fixed lease cost	General and administrative	20	19	59	58
Finance lease cost:
Amortization of lease assets	Research and development	22	31	74	105
Interest on lease liabilities	Interest expense	3	7	13	26
Total Lease Cost		$220	$233	$673	$716

The weighted average remaining lease term and discount rates as of September 30, 2023 were as follows:

Weighted average remaining lease term (years):
Operating leases	3.1
Finance leases	1.6
Weighted average discount rate:
Operating leases	10.3%
Finance leases	6.5%

The discount rate for leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms at the time of lease inception.

The future minimum lease payment as of September 30, 2023 were as follows:

	Operating	Finance
Year ending December 31:	Leases	Leases	Total
2023 (three months remaining)	$327	$29	$356
2024	1,317	115	1,432
2025	1,356	64	1,420
2026	1,158	—	1,158
Total minimum lease payments	4,158	208	4,366
Less: interest	(586)	(11)	(597)
Present value of lease liabilities	$3,572	$197	$3,769

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

As consideration for the Investment Amount and pursuant to the RIFA, we have agreed to pay HCR either quarterly fixed payments or a tiered royalty on our annual net revenue after the first commercial sale of YUTREPIA (the “Revenue Interests”) depending on whether the Third Investment Amount has been funded. If the Third Investment Amount is funded, the applicable tiered percentage will range from 3.60% to 10.28% on the first $250 million on annual net revenue, 1.44% to 4.11% on the next $250 million in annual net revenue, and 0.36% to 1.03% on all annual net revenue in excess of $500 million. The specific royalty rate within such ranges will depend upon the total amount advanced by HCR and our achievement of a certain annual net revenue threshold for the calendar year 2025. Regardless of whether the Third Investment Amount has been funded, we will also make certain fixed quarterly payments to HCR, plus an additional amount on a ratable basis to reflect the funding of additional amounts by HCR under the RIFA. We will be required to make additional payments to HCR in the event that the Third Investment Amount has not been funded by June 30, 2025 and certain minimum quarterly royalty payments beginning in 2026.

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

We recorded the total funds received from HCR of $42.5 million under the terms of the RIFA as a liability. The issuance costs, consisting primarily of legal fees, totaled $0.9 million and were recorded as a deduction of the carrying amount of the liability and will be amortized under the effective interest method over the estimated period the liability will be repaid. We estimated the total amount of payments over the life of the RIFA to determine the interest expense to record to accrete the liability to the amount ultimately due. For the three and nine months ended September 30, 2023, we estimated an effective annual interest rate of approximately 17%. Over the course of the RIFA, the actual interest rate will be affected by changes in forecasted payments. On a quarterly basis, we will reassess the expected amount and timing of payments, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The following table presents the changes in the liability related to RIFA during the nine months ended September 30, 2023:

September 30,
2023
Balance as of January 27, 2023 closing	$32,500
Issuance costs	(906)
Second tranche funding	10,000
Accretion	4,054
Amortization of issuance costs	79
Payments	(1,000)
Balance as of September 30, 2023	$44,727
Less: current portion of revenue interest financing payable	(2,615)
Long-term portion of revenue interest financing payable	$42,112

12. Long-Term Debt

Long-term debt consisted of the following:

		September 30,	December 31,
	Maturity Date	2023	2022
A&R Silicon Valley Bank term loan	December 1, 2025	$—	$19,879

Concurrent with the closing of the RIFA on January 27, 2023 (see Note 11), we repaid the amounts due under the SVB A&R LSA (as defined below), including termination fees and the Final Payment Fee, in full. This repayment resulted in a loss on extinguishment during the nine months ended September 30, 2023 of $2.3 million.

On January 7, 2022 (the “A&R SVB LSA Effective Date”), we entered into an Amended and Restated Loan and Security Agreement with SVB and SVB Innovation Credit Fund VIII, L.P. (“Innovation”) (the “A&R SVB LSA”) under which $20.0 million was funded on the A&R SVB LSA Effective Date. $10.5 million of the proceeds were used to satisfy its existing obligations with SVB and such obligations are considered fully repaid and terminated as of that date. We accounted for such repayment in accordance with ASC 405-20, Extinguishments of Liabilities, which resulted in a loss on extinguishment during the nine months ended September 30, 2022 of $1.0 million.

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

13. Commitments and Contingencies

Pharmosa License Agreement and Asset Transfer Agreement

In June 2023, we entered into a License Agreement with Pharmosa Biopharm Inc. (“Pharmosa”) pursuant to which we were granted an exclusive license in North America to develop and commercialize L606, an inhaled, sustained-release formulation of treprostinil currently being evaluated in a clinical trial for the treatment of pulmonary arterial hypertension (PAH) and pulmonary hypertension associated with interstitial lung disease (PH-ILD), and a non-exclusive license for the manufacture, development and use (but not commercialization) of such licensed product in most countries outside North America (the “Pharmosa License Agreement”).

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

Mainbridge Health Care Device Development and Supply Agreement

In December 2022, we entered into a Device Development and Supply Agreement (the “Pump Development Agreement”) with Mainbridge Health Partners, LLC (“Mainbridge”) and Sandoz Inc. (“Sandoz”). The Pump Development Agreement provides for the cooperation between us, Sandoz and Mainbridge to develop a new pump that is suitable for the subcutaneous administration of Treprostinil Injection. Mainbridge will perform all development, validation and testing activities required for the pump and related consumables in anticipation of submitting a 510(k) clearance application for the pump to the FDA in the first half of 2024. In connection with the Pump Development Agreement, we and Sandoz have agreed to pay Mainbridge certain future contingent milestone payments in accordance with the terms and conditions set forth therein.

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

Chasm Technologies

In March 2012, we entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to our manufacturing capabilities during the term of the agreement. We agreed to pay future contingent milestones and royalties on net sales totaling no more than $1.5 million, none of which has been earned as of September 30, 2023.

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

On July 14, 2023, we entered into an Amended and Restated Commercial Manufacturing Services and Supply Agreement with Lonza Tampa LLC (“Lonza”) (the “CSA”). Lonza is our sole supplier for encapsulation and packaging services for YUTREPIA. Pursuant to the terms of the CSA, we deliver bulk treprostinil powder, manufactured using our proprietary PRINT® technology, and Lonza encapsulates and packages it. The CSA was effective upon signing and will be in effect for an initial term of 5 years from receipt of regulatory approval of YUTREPIA by the FDA (“Regulatory Approval”) absent termination by either party in accordance with the terms of the CSA. We may terminate the CSA upon 60 days’ written notice to Lonza in the event that the application for regulatory approval is rejected by the FDA and such FDA decision is not caused by the fault of the Company (the “Termination for FDA Rejection”). Lonza may terminate the CSA upon 120 days written notice if we do not receive regulatory approval by December 31, 2024 (the “Termination for FDA Delay”). Upon any Termination for FDA Rejection or Termination for FDA Delay, we would reimburse Lonza for 50% of its documented out-of-pocket expenditures for any capital equipment that is purchased by Lonza after the effective date of the Agreement to perform the services for us, not to exceed $2.5 million in the aggregate.

We are required to provide Lonza with quarterly forecasts of our expected production requirements for the following 24-month period, the first twelve months of which is considered a binding, firm order. We are required to purchase certain minimum annual order quantities, which may be adjusted by us after the thirteenth month after receipt of regulatory approval (as defined in the CSA). The CSA provides for tiered pricing depending upon the batch size ordered. As of September 30, 2023, we have non-cancelable commitments with Lonza Tampa LLC for product manufacturing costs of approximately $4.2 million for the year ending 2023.

In addition, we are party to a multi-year supply agreement with LGM Pharma, LLC (LGM) to produce active pharmaceutical ingredients for YUTREPIA. Under the supply agreement with LGM, we are required to provide rolling forecasts, a portion of which will be considered a binding, firm order, subject to an annual minimum purchase commitment of $2.7 million for the term of the agreement. As of September 30, 2023, we have incurred and paid the full annual purchase commitment of $2.7 million. The agreement expires five years from the first marketing authorization approval of YUTREPIA.

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

In January 2021, the Company filed a petition for inter partes review with the PTAB relating to the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. In August 2021, the PTAB instituted an inter partes review of the ‘793 Patent, finding that the Company had demonstrated a reasonable likelihood that it would prevail with respect to showing that at least one challenged claim of the ‘793 patent is unpatentable as obvious over the combination of certain prior art cited by the Company in its petition to the PTAB. In July 2022, the PTAB ruled in the Company’s favor, concluding that based on the preponderance of the evidence, all the claims of the ’793 Patent have been shown to be unpatentable. In August 2022, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘793 Patent. The rehearing request was denied in February 2023. In April 2023, United Therapeutics appealed the decision of the PTAB with respect to the ‘793 Patent to the United States Court of Appeals for the Federal Circuit. The appeal remains pending, and oral argument has been scheduled for December 4, 2023. The PTAB’s decision with respect to the ‘793 Patent will not override Judge Andrews’ order in the Hatch-Waxman Litigation that YUTREPIA may not be approved due to infringement of the ‘793 Patent unless and until the decision of the PTAB is affirmed on appeal.

In September 2023, United Therapeutics filed a second complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware (Case No. 1:23-cv-00975-RGA) (the “New Hatch-Waxman Litigation”), again asserting infringement by the Company of the ‘793 Patent. United Therapeutics’ new complaint was in response to the Company’s amended NDA for YUTREPIA, filed with the FDA in July 2023, requesting approval to add PH-ILD to the label for YUTREPIA. In the event the decision of the PTAB invalidating the ‘793 Patent is affirmed on appeal, then such ruling would have precedential effect in the New Hatch-Waxman Litigation.

Trade Secret Litigation

In December 2021, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, alleging that the Company and a former United Therapeutics employee, who later joined the Company as an employee many years after terminating his employment with United Therapeutics, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. In January 2022, the Company’s co-defendant in the lawsuit removed the lawsuit to the United States District Court for the Middle District of North Carolina. Subsequently, in January 2022, United Therapeutics filed an amended complaint eliminating their claim under the federal Defend Trade Secrets Act and a motion seeking to have the case remanded to North Carolina state court. In April 2022, the Court granted United Therapeutics’ motion to have the case remanded to North Carolina state court. In May 2022, the Company filed a motion to dismiss all of the claims made by United Therapeutics in the lawsuit. The motion was denied by the Court in October 2022. Fact discovery in the case has concluded, and expert discovery is in process.

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

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022. Also refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which includes detailed discussions of various items impacting our business, results of operations and financial condition.

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

Our lead product candidate is YUTREPIA for the treatment of PAH. YUTREPIA is an inhaled dry powder formulation of treprostinil designed with PRINT to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low resistance dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labeled doses of current inhaled therapies. The United States Food and Drug Administration (“FDA”) tentatively approved our New Drug Application (“NDA”) for YUTREPIA for the treatment of PAH in November 2021. The FDA also confirmed that the clinical data in the NDA would support our pursuit of an amendment to our NDA to treat patients with pulmonary hypertension and interstitial lung disease (PH-ILD) upon the expiration of regulatory exclusivity in March 2024. We filed an amendment to our NDA to add PH-ILD to the label on July 24, 2023. The FDA accepted the amendment to our NDA and has set a Prescription Drug User Fee Act (PDUFA) goal date of January 24, 2024.

We are also currently developing L606, an investigational, liposomal formulation of treprostinil administered twice-daily with a short-duration next-generation nebulizer, which we licensed from Pharmosa. L606 is currently being evaluated in an open-label study in the United States for treatment of PAH and PH-ILD with a planned pivotal study for the treatment of PH-ILD.

Since inception, we have incurred significant operating losses. Our net loss was $51.1 million for the nine months ended September 30, 2023 and $41.0 million and $34.6 million for the years ended December 31, 2022 and 2021, respectively. As of September 30, 2023, we had an accumulated deficit of $401.6 million. We expect to incur significant expenses and operating losses for the foreseeable future as we seek regulatory approval and prepare for commercialization of any approved product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if our development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales. Additionally, the Revenue Interest Financing Agreement with HealthCare Royalty Partners IV, L.P. (“HCR”) dated January 9, 2023, as amended (the “RIFA”) contains minimum cash covenants that requires us to maintain cash and cash equivalents in an amount at least equal to $7.5 million during the calendar year beginning on January 1, 2024 and at least equal to $15.0 million for the remainder of the payment term after the calendar year ended December 31, 2024. These conditions raise substantial doubt regarding our ability to continue as a going concern within one year after the date these consolidated condensed financial statements are issued.

Our future funding requirements will be heavily determined by the timing of the potential commercialization of YUTREPIA and the resources needed to support development of our product candidates. Based on our current plans, if we are unable to access the contingent Investment Amounts from the RIFA by the second quarter of 2024 we will require additional capital. We have based these estimates on assumptions that may differ from actual results, and we could use our available resources sooner than expected. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates. If we are unable to obtain such funding, we could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.

Components of Consolidated Statements of Operations

Revenue

We primarily generate revenue pursuant to the Promotion Agreement, under which we receive a 50% share in the profit derived from the sale of Treprostinil Injection in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. On May 21, 2021, Liquidia PAH’s manufacturing partner, Chengdu Shifeng Medical Technologies LTD (“Chengdu”) began selling the RG Cartridge, which may be used to supply medications to PAH patients with the CADD-MS 3 pump manufactured by Smiths Medical ASD, Inc. During 2022, we became aware of shortages of critical components of the CADD-MS 3 pump that have caused the number of CADD-MS 3 infusion pumps available for the subcutaneous administration of Treprostinil Injection to be limited.  Due to this limitation in the availability of pumps, specialty pharmacies are not currently placing new patients on to subcutaneous Treprostinil Injection therapy in order to preserve the available pumps for those patients already receiving subcutaneous administration of Treprostinil Injection. We are seeking to work with third parties to resolve the component shortage to increase the available supply of CADD-MS 3 pumps and to develop or procure other pumps that can be used to administer Treprostinil Injection in the future. Future revenue will continue to be impacted until new components or alternative pumps are available.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the development of our product candidates. We expense research and development costs as incurred. These expenses include:

●	expenses incurred under agreements with contract research organizations as well as investigative sites and consultants that conduct our clinical trials and preclinical studies;
●	manufacturing process development and scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial materials and commercial materials, including manufacturing validation batches;
●	outsourced professional scientific development services;
●	employee-related expenses, which include salaries, benefits and stock-based compensation for personnel in research and development functions;
●	expenses relating to regulatory activities, including filing fees paid to regulatory agencies;
●	laboratory materials and supplies used to support our research activities; and
●	allocated facility-related costs.

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

Other Income (Expense)

Other income (expense) is comprised of interest income and expense and loss on extinguishment of debt. Interest income consists of interest earned on our cash equivalents. Interest expense consists of interest charges on the revenue interest financing payable, finance leases and long-term debt. These charges include monthly recurring interest on such obligations in addition to interest accretion and amortization of debt discounts and issuance costs to interest expense.

Results of Operations

Three and Nine Months Ended September 30, 2023 compared with the Three and Nine Months Ended September 30, 2022

The following table summarizes the results of our operations for the three and nine months ended September 30, 2023 and 2022, together with the changes in those items in dollars and as a percentage (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2023	2022	Change	Change	2023	2022	Change	Change
Revenue	$3,678	$3,165	$513	16%	$12,957	$10,575	$2,382	23%
Costs and expenses:
Cost of revenue	570	740	(170)	(23)%	1,895	2,165	(270)	(12)%
Research and development	7,440	4,512	2,928	65%	30,413	14,459	15,954	110%
General and administrative	10,559	6,744	3,815	57%	27,597	26,224	1,373	5%
Total costs and expenses	18,569	11,996	6,573	55%	59,905	42,848	17,057	40%
Loss from operations	(14,891)	(8,831)	(6,060)	69%	(46,948)	(32,273)	(14,675)	45%
Other income (expense):
Interest income	862	359	503	140%	2,518	428	2,090	488%
Interest expense	(1,761)	(620)	(1,141)	184%	(4,311)	(1,640)	(2,671)	163%
Loss on extinguishment of debt	—	—	—	* %	(2,311)	(997)	(1,314)	132%
Total other expense, net	(899)	(261)	(638)	244%	(4,104)	(2,209)	(1,895)	86%
Net loss and comprehensive loss	$(15,790)	$(9,092)	$(6,698)	74%	$(51,052)	$(34,482)	$(16,570)	48%

_______________

* Not meaningful

Revenue

Revenue was $3.7 million for the three months ended September 30, 2023, compared to $3.2 million for the three months ended September 30, 2022. Revenue related primarily to the Promotion Agreement. The increase of $0.5 million was primarily due to favorable gross-to-net managed care and chargeback adjustments offset by the impact of lower sales quantities as compared to the same period in the prior year.

Revenue was $13.0 million for the nine months ended September 30, 2023, compared to $10.6 million for the nine months ended September 30, 2022. Revenue related primarily to the Promotion Agreement. The increase of $2.4 million was primarily due to favorable gross-to-net chargeback, rebate, and managed care adjustments offset by the impact of lower sales quantities as compared to the same period in the prior year.

Cost of Revenue

Cost of revenue was $0.6 million for the three months ended September 30, 2023, compared to $0.7 million for the three months ended September 30, 2022. Cost of revenue related to the Promotion Agreement as noted above.

Cost of revenue was $1.9 million for the nine months ended September 30, 2023, compared to $2.2 million for the nine months ended September 30, 2022. Cost of revenue related to the Promotion Agreement as noted above. The decrease from the prior year was primarily due to lower intangible asset amortization due to an extension of the term of the Promotion Agreement during the fourth quarter of 2022.

Research and Development Expenses

Research and development expenses were $7.4 million for the three months ended September 30, 2023, compared to $4.5 million for the three months ended September 30, 2022. The increase of $2.9 million or 65% was primarily due to a $1.5 million increase in expenses related to our YUTREPIA program driven by higher manufacturing and pre-launch commercial supply costs, a $0.7 million increase in consulting and personnel expenses related to higher headcount, and a $0.4 million increase in clinical expenses related to our L606 open-label study.

Research and development expenses were $30.4 million for the nine months ended September 30, 2023, compared to $14.5 million for the nine months ended September 30, 2022. The increase of $15.9 million or 110% was primarily due to the $10.0 million upfront license fee payment to Pharmosa for the exclusive license in North America to develop and commercialize L606. Additionally, there was a $3.6 million increase in expenses related to our YUTREPIA program driven by higher manufacturing and pre-launch commercial supply costs, a $1.4 million increase in personnel and consulting expenses in preparation for the potential commercialization of YUTREPIA, and a $0.5 million increase in clinical expenses related to the L606 phase 3 study.

General and Administrative Expenses

General and administrative expenses were $10.6 million for the three months ended September 30, 2023, compared to $6.7 million for the three months ended September 30, 2022. The increase of $3.9 million or 57% was primarily due to a $1.4 million increase in legal fees related to our ongoing YUTREPIA-related litigation, a $0.9 million increase in consulting and personnel expenses in preparation for the potential commercialization of YUTREPIA, a $0.7 million increase in commercial expenses, and a $0.6 million increase in stock-based compensation expense.

General and administrative expenses were $27.6 million for the nine months ended September 30, 2023, compared to $26.2 million for the nine months ended September 30, 2022. The increase of $1.4 million or 5% was primarily due to a $3.1 million increase in personnel and consulting expenses in preparation for the potential commercialization of YUTREPIA offset by a $1.9 million decrease in legal fees related to our ongoing YUTREPIA-related litigation.

Other Income (Expense)

Total other expense, net was $0.9 million for the three months ended September 30, 2023, compared with $0.3 million for the three months ended September 30, 2022. The increase of $0.6 million was driven by $1.1 million higher interest expense attributable to the higher borrowings under the RIFA as compared to balances outstanding under the A&R SVB LSA offset by a $0.5 million increase in interest income attributable to higher money market yields.

Total other expense, net was $4.1 million for the nine months ended September 30, 2023, compared with $2.2 million for the nine months ended September 30, 2022. The increase of $1.9 million was driven by $2.6 million higher interest expense attributable to the higher borrowings under the RIFA as compared to balances outstanding under the A&R SVB LSA and a $1.3 million increase in loss on extinguishment of debt due offset by a $2.1 million increase in interest income attributable to higher money market yields. The nine months ended September 30, 2023 included a $2.3 million loss on extinguishment of debt related to repayment of the A&R SVB LSA in January 2023. The nine months ended September 30, 2022 included a $1.0 million loss on extinguishment of debt related to the refinance of our long-term debt with SVB in January 2022.

Liquidity and Capital Resources

We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, the issuance of convertible notes, and revenue interest financing. Our principal uses of cash have been for working capital requirements and capital expenditures. As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $76.2 million and $93.3 million, respectively. As of September 30, 2023, we had stockholders’ equity of $48.0 million and an accumulated deficit of $401.6 million.

In January 2023, we entered into a Revenue Interest Financing Agreement with HealthCare Royalty Partners IV, L.P. (“HCR”), as amended (the “RIFA”), pursuant to which HCR has agreed to pay us an aggregate investment amount of up to $100.0 million (the “Investment Amount”). $32.5 million of the Investment Amount was funded on January 27, 2023 (the “Initial Investment Amount”), $22.2 million of which was used to satisfy in full and retire the Company’s indebtedness under the A&R SVB LSA with the excess proceeds funded to the Company. An additional $10.0 million of the Investment Amount was funded on July 27, 2023 (the “Second Tranche Amount”), which was used to fund payment of the $10.0 million upfront license fee due under the Pharmosa License Agreement. See Note 11 to the consolidated condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for information regarding repayment.

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

Our primary uses of capital are, and we expect will continue to be, compensation and related personnel expenses, clinical costs, manufacturing process development costs, external research and development services, laboratory and related supplies, regulatory expenses, legal costs, administrative and overhead costs and repayments under the RIFA. We also expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution as we prepare to potentially receive regulatory approval for YUTREPIA. Our future funding requirements will be heavily determined by the timing of the potential commercialization of YUTREPIA and the resources needed to support development of our product candidates. Based on our current plans, if we are unable to access the contingent Investment Amounts from the RIFA by the second quarter of 2024, we will require additional capital. See Note 2 to the consolidated condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for information regarding the Company’s ability to continue as a going concern.

We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates. If we are unable to obtain additional funding, we could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect business prospects, or we may be unable to continue operations.

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

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Nine Months Ended
	September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(25,582)	$(23,985)
Investing activities	(11,082)	(96)
Financing activities	19,606	64,907
Net increase (decrease) in cash and cash equivalents	$(17,058)	$40,826

Operating Activities

Net cash used in operating activities increased $1.6 million to $25.6 million for the nine months ended September 30, 2023 compared to $24.0 million for the nine months ended September 30, 2022. The increase was primarily due to $2.6 million lower net loss adjusted for non-cash items offset by favorable working capital changes of $1.0 million.

Investing Activities

Net cash used in investing activities was $11.1 million for the nine months ended September 30, 2023 compared to $0.1 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we made a $10.0 million upfront license fee payment to Pharmosa for the exclusive license in North America to develop and commercialize L606 and paid $1.1 million for the acquisition of property, plant and equipment. During the nine months ended September 30, 2022, net cash used in investing activities related to property, plant and equipment purchases.

Financing activities

Net cash provided by financing activities was $19.6 million during the nine months ended September 30, 2023, compared to $64.9 million during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we received $41.7 million net proceeds from the revenue interest financing agreement of which $22.2 million was used to repay the A&R SVB LSA, and $1.1 million from the issuance of common stock under stock incentive plans. These inflows were offset by $1.0 million in payments under the RIFA. During the nine months ended September 30, 2022, we received $54.5 million net proceeds from the Offering which closed on April 18, 2022, $9.3 million excess proceeds from the refinancing of long-term debt, $0.9 million from the issuance of common stock under stock incentive plans, and $0.4 million in litigation financing deployments. Funds received from litigation deployments are paid directly to the attorneys involved in the RareGen Litigation (as described in Item 1, Legal Proceedings), the ongoing costs of which are included as operating outflows.

Contractual Obligations and Commitments

Milestone and Royalty Obligations

Under the UNC License Agreement, the Company is obligated to pay UNC royalties equal to a low single digit percentage of all net sales of drug products whose manufacture, use or sale includes any use of the technology or patent rights covered by the UNC License Agreement, including YUTREPIA.

In March 2012, we entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to our manufacturing capabilities during the term of the agreement. We agreed to pay future contingent milestones and royalties, totaling no more than $1.5 million, none of which has been earned as of September 30, 2023.

In December 2022, we entered into a Device Development and Supply Agreement (the “Pump Development Agreement”) with Mainbridge Health Partners, LLC (“Mainbridge”) and Sandoz Inc. (“Sandoz”). The Pump Development Agreement provides for the cooperation between us, Sandoz and Mainbridge to develop a new pump that is suitable for the subcutaneous administration of Treprostinil Injection. Mainbridge will perform all development, validation and testing activities required for the pump and related consumables in anticipation of submitting a 510(k) clearance application for the pump to the FDA in the first half of 2024. In connection with the Pump Development Agreement, we and Sandoz have agreed to pay Mainbridge certain future contingent milestone payments in accordance with the terms and conditions set forth therein.

In June 2023, we entered into a License Agreement with Pharmosa Biopharm Inc. (“Pharmosa”) pursuant to which we were granted an exclusive license in North America to develop and commercialize L606, an inhaled, sustained-release formulation of treprostinil currently being evaluated in a clinical trial for the treatment of pulmonary arterial hypertension (PAH) and pulmonary hypertension associated with interstitial lung disease (PH-ILD), and a non-exclusive license for the manufacture, development and use (but not commercialization) of such licensed product in most countries outside North America. In consideration for these exclusive rights, we will pay Pharmosa potential development milestone payments tied to PAH and PH-ILD indications of up to $30 million, potential sales milestones of up to $185 million and two tiers of low, double-digit royalties on net sales of L606. Pharmosa will also receive a $10 million milestone payment for each additional indication approved after PAH and PH-ILD and each additional product approved under the license.

Purchase Obligations

We enter into contracts in the normal course of business with contract service providers to assist in the performance of our research and development and manufacturing activities. Subject to required notice periods and our obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time.

On July 14, 2023, the Company entered into an Amended and Restated Commercial Manufacturing Services and Supply Agreement with Lonza Tampa LLC. Pursuant to the terms of the Agreement, Lonza provides us with manufacturing and storage services for YUTREPIA inhalation powder. We will deliver bulk treprostinil powder, manufactured using our proprietary PRINT® technology, and Lonza will encapsulate and package the Product. Under the terms of the Agreement, our minimum annual commitments and Lonza’s annual minimum capacity guarantees were materially increased as compared to the Original Agreement. In connection therewith, we have agreed that upon any Termination for FDA Rejection or Termination for FDA Delay, we would reimburse Lonza for 50% of its documented out-of-pocket expenditures for any capital equipment that is purchased by Lonza after the effective date of the Agreement to perform the services for us, not to exceed $2.5 million in the aggregate. As of September 30, 2023, we had non-cancelable commitments with Lonza Tampa LLC for product manufacturing costs of approximately $4.2 million for the year ending December 31, 2023.

In addition, we have entered into a multi-year supply agreement with LGM Pharma, LLC (“LGM”) to produce active pharmaceutical ingredients for YUTREPIA. Under our supply agreement with LGM, we are required to provide rolling forecasts, a portion of which will be considered a binding, firm order, subject to an annual minimum purchase commitment of $2.7 million for the term of the agreement. As of September 30, 2023, we have incurred and paid the full annual purchase commitment of $2.7 million. The agreement expires five years from the first marketing authorization approval of YUTREPIA.

Concurrently with the execution of the Pharmosa License Agreement, we also entered into an Asset Transfer Agreement with Pharmosa pursuant to which Pharmosa will transfer its inventory of physical materials.

Lease Obligations

We have operating lease obligations including rental amounts due on leases of certain laboratory, manufacturing and office space and equipment under the terms of non-cancelable operating leases. These leases expire at various times through October 2026. Minimum operating lease payments are $0.3 million in the remaining three months of 2023, $1.3 million in 2024, $1.4 million in 2025, and $1.2 million in 2026.

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

Research and Development Expenses

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our incurred expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our condensed consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses are related to expenses incurred with respect to CROs, CMOs and other vendors in connection with research and development and manufacturing activities. We do not currently capitalize costs associated with the production of any product candidates.

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

Revenue Interest Financing Agreement

We recognized a liability related to amounts received in January 2023 and July 2023 pursuant to the RIFA with HCR under ASC 470-10, Debt and ASC 835-30 Interest - Imputation of Interest. The liability will be accreted under the effective interest method upon the estimated amount of future payments to be made pursuant to the RIFA. The issuance costs were recorded as a deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period in which the liability will be repaid. If the timing or amounts of any estimated future revenue and related payments change, we will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs. A significant increase or decrease in these estimates could materially impact the liability balance and related interest expense.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2021, the Company filed a petition for inter partes review with the PTAB relating to the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. In August 2021, the PTAB instituted an inter partes review of the ‘793 Patent, finding that the Company had demonstrated a reasonable likelihood that it would prevail with respect to showing that at least one challenged claim of the ‘793 patent is unpatentable as obvious over the combination of certain prior art cited by the Company in its petition to the PTAB. In July 2022, the PTAB ruled in the Company’s favor, concluding that based on the preponderance of the evidence, all the claims of the ’793 Patent have been shown to be unpatentable. In August 2022, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘793 Patent. The rehearing request was denied in February 2023. In April 2023, United Therapeutics appealed the decision of the PTAB with respect to the ‘793 Patent to the United States Court of Appeals for the Federal Circuit. The appeal remains pending, and oral argument has been scheduled for December 4, 2023. The PTAB’s decision with respect to the ‘793 Patent will not override Judge Andrews’ order in the Hatch-Waxman Litigation that YUTREPIA may not be approved due to infringement of the ‘793 Patent unless and until the decision of the PTAB is affirmed on appeal.

In September 2023, United Therapeutics filed a second complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware (Case No. 1:23-cv-00975-RGA) (the “New Hatch-Waxman Litigation”), again asserting infringement by the Company of the ‘793 Patent. United Therapeutics’ new complaint was in response to the Company’s amended NDA for YUTREPIA, filed with the FDA in July 2023, requesting approval to add PH-ILD to the label for YUTREPIA. In the event the decision of the PTAB invalidating the ‘793 Patent is affirmed on appeal, then such ruling would have precedential effect in the New Hatch-Waxman Litigation.

Trade Secret Litigation

In December 2021, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, alleging that the Company and a former United Therapeutics employee, who later joined the Company as an employee many years after terminating his employment with United Therapeutics, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. In January 2022, the Company’s co-defendant in the lawsuit removed the lawsuit to the United States District Court for the Middle District of North Carolina. Subsequently, in January 2022, United Therapeutics filed an amended complaint eliminating their claim under the federal Defend Trade Secrets Act and a motion seeking to have the case remanded to North Carolina state court. In April 2022, the Court granted United Therapeutics’ motion to have the case remanded to North Carolina state court. In May 2022, the Company filed a motion to dismiss all of the claims made by United Therapeutics in the lawsuit. The motion was denied by the Court in October 2022. Fact discovery in the case has concluded, and expert discovery is in process.

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

The following is a summary of the principal risk factors described in this section:

●	We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. The future viability of our company may depend on our ability to raise additional capital to finance our future operations.
●	We have a history of losses and our future profitability remains uncertain. Our net losses and significant cash used in operating activities have raised substantial doubt regarding our ability to continue as a going concern.
●	We are primarily dependent on the success of our product candidates, YUTREPIA and L606, and these product candidates may fail to receive final marketing approval (in a timely manner or at all) or may not be commercialized successfully.
●	United Therapeutics has initiated multiple lawsuits against us in which it has claimed that YUTREPIA is infringing three of its patents and a separate lawsuit against us that we and a former United Therapeutics employee, who later joined us as an employee, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. Final judgment was entered in one of the lawsuits finding that one of the three asserted United Therapeutics’ patents is both valid and infringed and ordering that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the infringed patent, which will be in 2027. While the PTAB found that this same patent was unpatentable, the PTAB’s decision with respect to the patent will not override the court’s order unless and until the decision of the PTAB is affirmed on appeal. These lawsuits, and other lawsuits that United Therapeutics may file in the future, may result in our company being further delayed in its efforts to commercialize YUTREPIA or result in substantial damage claims against us if we launch YUTREPIA and we are later found to infringe.
●	Liquidia PAH does not hold the FDA regulatory approval for Treprostinil Injection, the RG Cartridge or pumps used to administer Treprostinil Injection and is dependent on Sandoz, Chengdu and the pump manufacturers to manufacture and supply Treprostinil Injection, the RG Cartridge and pumps used to administer Treprostinil Injection, respectively, in compliance with FDA requirements, and is more broadly dependent on their FDA and healthcare compliance relative to Treprostinil Injection, the RG Cartridge and the pumps used to administer Treprostinil Injection, respectively.
●	Treprostinil Injection is presently administered subcutaneously via Smiths Medical’s CADD-MS 3 infusion pump. Smiths Medical no longer manufactures the CADD-MS 3 infusion pump and has no obligation to service or maintain CADD-MS 3 infusion pumps after January 1, 2025. Should components of the CADD-MS 3 pump become unavailable, Smiths Medical’s ability to service and maintain such pumps may terminate earlier than anticipated. For instance, during 2022 we became aware of a potential shortage of a critical component of the CADD-MS 3 infusion pump that may cause the number of CADD-MS 3 infusion pumps available for the administration of Treprostinil Injection to be depleted prior to January 1, 2025. In the event the specialty pharmacies are unable to access sufficient quantities of operable pumps or in the event we are unable to identify or develop a new pump prior to the current pumps becoming unavailable, the commercial success of Treprostinil Injection may be adversely affected.

●	Sales of Treprostinil Injection are dependent on market acceptance of generic treprostinil for parenteral administration and the medical devices used for administration of Treprostinil Injection, including the Smiths Medical infusion pumps, any future pumps that we develop, and the RG Cartridge, by patients, health care providers and by third-party payors, while interactions with these persons and entities are subject to compliance requirements. The commercial success of Treprostinil Injection may also be impacted by increasing generic competition which may result in declining prices for Treprostinil Injection.
●	We expect that we will need further financing for our existing business and future growth, which may not be available on acceptable terms, if at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations. The failure to obtain further financing may also prevent us from capitalizing on other potential product candidates or indications which may be more profitable than YUTREPIA and/or L606 or for which there may be a greater likelihood of success.
●	We face significant competition from large pharmaceutical companies, among others, in developing our products and in gaining regulatory approval to bring them to market in time to achieve commercial success, and our operating results will suffer if we are unable to compete effectively, including if one or more such products have a superior product profile to YUTREPIA and/or L606.
●	Our financing facility with HCR requires mutual agreement of both HCR and us in order to draw down on the facility. HCR may not agree to make additional advances pursuant to the facility. Failure to receive further funding from HCR may result in our having insufficient financing for our existing business plan. Our financing facility with HCR also contains operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in HCR taking possession and disposing of any collateral.
●	Our products may not achieve market acceptance.
●	Our product candidates are based on proprietary, novel technology, which have not been used to manufacture any products that have been previously approved by the FDA, making it difficult to predict the time and cost of development and of subsequently obtaining final regulatory approval.
●	Our business and operations may be adversely affected by the effects of health epidemics, including the COVID-19 pandemic.
●	We may not be able to build a commercial operation, including establishing and maintaining marketing and sales capabilities or entering into agreements with third parties to market and sell our drug products.
●	We depend on third parties for clinical and commercial supplies, including single suppliers for the active ingredient, the device, encapsulation and packaging of YUTREPIA and single suppliers for the drug product and device for L606. In the event of any disruption in these supplies, our ability to develop and commercialize, and the timeline for commercialization of, YUTREPIA and/or L606 may be adversely affected.
●	We rely on third parties to conduct our preclinical studies and clinical trials.
●	We may become involved in litigation to protect our intellectual property, to enforce our intellectual property rights or to defend against claims of intellectual property infringement by third parties, which could be expensive, time-consuming and may not be successful.
●	We depend on skilled labor, and our business and prospects may be adversely affected if we lose the services of our skilled personnel, including those in senior management, or are unable to attract new skilled personnel.
●	We expect that the market price of our common stock may be volatile, and you may lose all or part of your investment.
●	As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the trading price of our shares.

Risks Related to our Financial Position and Need for Additional Capital

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. The future viability of our company will depend on our ability to raise additional capital to finance our future operations.

We are subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations. We expect to incur significant expenses and may incur significant operating losses for the foreseeable future as we advance product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. In addition, if we obtain marketing approval for any of our product candidates, we would incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if our development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales. The future viability of our company will depend on our ability to raise additional capital to finance our future operations. We may seek additional funding through public or private financings, debt financing or collaboration. Our inability to obtain funding, when needed, would have a negative impact on our financial condition and ability to pursue our business strategies.

We have a history of losses and our future profitability remains uncertain. Our net losses and significant cash used in operating activities have raised substantial doubt regarding our ability to continue as a going concern.

We have incurred net losses of $51.1 million during the nine months ended September 30, 2023, and $41.0 million and $34.6 million during the years ended December 31, 2022 and 2021, respectively. We also had negative operating cash flows for each of these periods. As of September 30, 2023, we had an accumulated deficit of $401.6 million.

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

If we fail to obtain financing on terms that are favorable to us, we will not be able to implement our growth plans, and we may be required to significantly curtail, delay or discontinue one or more of our research, development or manufacturing programs or the commercialization of any approved product. Furthermore, if we fail to obtain additional financing on terms that are acceptable to us, we may forgo or delay the pursuit of opportunities presented by other potential product candidates or indications that may later prove to have greater commercial potential than the product candidates and indications that we have chosen to pursue.

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

In addition, to administer Treprostinil Injection through subcutaneous injection, patients currently must use the CADD-MS 3 infusion pump manufactured by Smiths Medical. Smiths Medical no longer manufactures the CADD-MS 3 infusion pump and, under our Settlement Agreement with Smiths Medical, they are no longer obligated to support the CADD-MS 3 infusion pump after January 1, 2025. Moreover, in the event components of the CADD-MS 3 infusion pump become unavailable prior to January 1, 2025, Smiths Medical may be unable to service pumps that require a replacement of such components. For instance, during 2022 we became aware of a shortage of a critical component of the CADD-MS 3 infusion pump that has caused the number of CADD-MS 3 infusion pumps available for the administration of Treprostinil Injection to be limited. Due to this limitation in the availability of pumps, specialty pharmacies are not currently placing new patients on subcutaneous Treprostinil Injection therapy in order to preserve the available pumps for those patients already receiving subcutaneous administration of Treprostinil Injection. We are working with Smiths Medical and Sandoz in an effort to resolve this shortage of critical components for the CADD-MS 3. However, if we are unable to identify a solution to this shortage, the number of patients that can receive subcutaneous administration of Treprostinil Injection will continue to be constrained, which would continue to adversely affect sales of Treprostinil Injection.

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

Risks Related to the Commercialization of our Product Candidates and Generic Treprostinil Injection

United Therapeutics has initiated lawsuits against us in which it claims that YUTREPIA is infringing three of its patents and that we have misappropriated United Therapeutics’ trade secrets, which may result in our company being further delayed in its efforts to commercialize YUTREPIA.

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

In January 2021, we filed a petition with the PTAB for inter partes review of the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. In August 2021, the PTAB instituted an inter partes review of the ‘793 Patent, finding that we had demonstrated a reasonable likelihood that we would prevail with respect to showing that at least one challenged claim of the ‘793 Patent is unpatentable as obvious over the combination of certain prior art cited by us in our petition to the PTAB. In July 2022, the PTAB ruled in our favor, concluding that based on the preponderance of the evidence, all the claims of the ’793 Patent have been shown to be unpatentable. In August 2022, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘793 Patent. The rehearing request was denied in February 2023. In April 2023, United Therapeutics appealed the decision of the PTAB with respect to the ‘793 Patent to the United States Court of Appeals for the Federal Circuit. The appeal remains pending, and oral argument has been scheduled for December 4, 2023. The PTAB’s decision with respect to the ‘793 Patent will not override Judge Andrews’ order in the Hatch-Waxman Litigation that YUTREPIA may not be approved due to infringement of the ‘793 Patent unless and until the decision of the PTAB is affirmed on appeal.

In connection with an amendment to our NDA filed on July 24, 2023 to add PH-ILD as an indication for YUTREPIA, a we provided a new notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed a second complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware (Case No. 1:23-cv-00975-RGA) (the “New Hatch-Waxman Litigation”), again asserting infringement by the Company of the ‘793 Patent. In the event the decision of the PTAB invalidating the ‘793 Patent is affirmed on appeal, then such ruling would have precedential effect in the New Hatch-Waxman Litigation. Although we do not believe United Therapeutics is entitled to a new 30-month stay in connection with the New Hatch-Waxman

Litigation, it is possible that the Court could rule that a new mandatory 30-month delay has been triggered with respect to the approval of the 505(b)(2) NDA application.

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

In addition, United Therapeutics may seek to assert newly issued patents against us, including U.S. Patent Number 11,723,887 and any patent issued from U.S. Patent Application Number 17/233,061, and may seek to enjoin the FDA from granting final approval to YUTREPIA or enjoin us from launching YUTREPIA.

In December 2021, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, alleging that we and a former United Therapeutics employee, who later joined us as an employee many years after terminating his employment with United Therapeutics, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. In January 2022, our co-defendant in the lawsuit removed the lawsuit to the United States District Court for the Middle District of North Carolina. Subsequently, in January 2022, United Therapeutics filed an amended complaint eliminating their claim under the federal Defend Trade Secrets Act and a motion seeking to have the case remanded to North Carolina state court. In April 2022, the Court granted United Therapeutics’ motion to have the case remanded to North Carolina state court. In May 2022, we filed a motion to dismiss all of the claims made by United Therapeutics in the trade secret lawsuit. The motion was denied by the Court in October 2022. Fact discovery in the case has concluded, and expert discovery is in process.

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

We are also aware of several other agents in clinical development that are exploring mechanisms of action which, if approved, could impact the standard of care for treating PAH and/or PH-ILD in the United States, including programs from Merck & Co. Inc., Gossamer Bio, Inc., Aerovate Therapeutics, Inc., Aerami Therapeutics Inc., Tenax Therapeutics, Inc. and Sumitovant Biopharma Ltd, among others. For example, Merck & Co’s injectable sotatercept is an investigational, potential first-in-class molecule that targets the proliferation of cells in the pulmonary arterial wall and is being reviewed by the FDA for approval in 2024. If approved, it is possible that it may be used prior to prostacyclin therapies, which may have an adverse effect on the market potential for YUTREPIA and/or L606.

There are a number of competitors seeking marketing approval and/or regulatory exclusivity with respect to products that are or would be competitive to our product candidate.  Thus, we face the risk that one of our competitors will be granted marketing approval and/or regulatory exclusivity before we are able to obtain FDA approval for our product candidate.  In that case, as stated above, there is the possibility that such a competitor would be able to prevent us from obtaining approval of and marketing our product candidate until the expiration of the competitor’s term of FDA regulatory exclusivity, which could be a term of three years for so-called New Clinical Investigation exclusivity, or could conceivably be for longer periods of time if the competitor is successful in being granted other forms of FDA regulatory exclusivity which might include, for example, Orphan Disease Designation exclusivity (seven years), New Chemical Entity exclusivity (five years), or Pediatric exclusivity (six months beyond other existing exclusivities or patent terms). In addition, if one of our competitors is granted marketing approval before we are able to obtain FDA approval for our product candidates, as was the case with respect to the approval of United Therapeutics’ Tyvaso DPI product, such competitors will be able to detail and market their products before we are able to do so, which may place us at a competitive disadvantage in the marketplace.

United Therapeutics has been granted New Clinical Investigation exclusivity for Tyvaso through March 31, 2024 for the indication of treatment of PH-ILD to improve exercise ability. Until the expiration of this exclusivity, we will be unable to receive FDA approval for YUTREPIA for the indication of treatment of PH-ILD to improve exercise ability. Because United Therapeutics is also the sponsor of the NDA for Tyvaso DPI, the regulatory exclusivity granted to United Therapeutics with respect to Tyvaso did not limit the indications for which the FDA approved Tyvaso DPI. Thus, even if YUTREPIA is approved, Tyvaso DPI will have a broader label than the initial label for YUTREPIA. If YUTREPIA has a narrower label than other competitive products, it may affect our ability to compete with such products.

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

In order to market and sell any of our drug products, if and when approved, we will be required to build our marketing and sales capabilities with respect to such products. With the acquisition of Liquidia PAH, we acquired a sales force to market generic treprostinil in accordance with the Promotion Agreement. In addition, we have recently significantly increased the size of our sales force in anticipation of a potential launch of YUTREPIA. We cannot assure you that we will be successful in further building or effectively managing our marketing and sales capabilities or be able to do so in a cost-effective manner. In addition, we may enter into collaboration arrangements with third parties to market our drug products. We may face significant competition for collaborators. In addition, collaboration arrangements may be time-consuming to negotiate and document. We cannot assure you that we will be able to negotiate collaborations for the marketing and sales of our drug products on acceptable terms, or at all. Even if we do enter into such collaborations, we cannot assure you that our collaborators will be successful in commercializing our products. If we or our collaborators are unable to successfully commercialize our drug products, whether in the United States or elsewhere, our business and results of operations may be materially and adversely affected.

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

There are risks involved with building and expanding our sales, marketing, and other commercialization capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any drug launch. If the commercial launch of a drug candidate for which we recruit or have recruited a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may impact our efforts to commercialize our drug candidates on our own and generate product revenues include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel over a large geographic area;
●	the costs and time associated with the initial and ongoing training of sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;
●	understanding and training relevant personnel on the limitations on, and the transparency and reporting requirements applicable to, remuneration provided to actual and potential referral sources;
●	the clinical indications for which the products are approved and the claims that we may make for the products;
●	limitations or warnings, including distribution or use restrictions, contained in the products’ approved labeling;
●	the inability of sales personnel to obtain access to physicians or to effectively promote any future drugs;
●	our ability to appropriately market, detail and distribute products in light of any healthcare provider facility closures, quarantine, travel restrictions and other governmental restrictions caused by COVID-19;
●	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
●	any distribution and use restrictions imposed by the FDA or to which we agree;
●	liability for sales and marketing personnel who fail to comply with the applicable legal and regulatory requirements;
●	our ability to maintain a healthcare compliance program including effective mechanisms for compliance monitoring; and
●	unforeseen costs and expenses associated with creating a sales and marketing organization.

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

We received tentative approval of our NDA for YUTREPIA for the treatment of PAH in November 2021. However, our receipt of tentative approval does not mean that we will receive final approval of our NDA for YUTREPIA in a timely manner or at all or that we will receive approval for other indications, such as PH-ILD. Expectations related to final FDA approval and projected product launch timelines are impacted by ongoing Hatch-Waxman Litigation following a lawsuit filed by United Therapeutics in June 2020. As a result of Judge Andrews’ order in the Hatch-Waxman Litigation, the FDA may not issue a final approval for the YUTREPIA NDA until 2027 unless the PTAB’s decision with respect to the ‘793 Patent is affirmed on appeal. Even if the PTAB’s decision is affirmed on appeal, Judge Andrews may need to lift the injunction in his order before we are able to obtain final FDA approval for YUTREPIA, and there are no assurances whether and when Judge Andrews would do so. In connection with an amendment to our NDA filed on July 24, 2023 to add PH-ILD as an indication for YUTREPIA, we provided a new notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed a second complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware (Case No. 1:23-cv-00975-

RGA) (the “New Hatch-Waxman Litigation”), again asserting infringement by the Company of the ‘793 Patent. In the event the decision of the PTAB invalidating the ‘793 Patent is affirmed on appeal, then such ruling would be binding in connection with the New Hatch-Waxman Litigation. Although we do not believe United Therapeutics is entitled to a new 30-month stay in connection with the New Hatch-Waxman Litigation, it is possible that the Court could rule that a new mandatory 30-month delay has been triggered with respect to the approval of the 505(b)(2) NDA application. However, in the event the decision of the PTAB invalidating the ‘793 Patent is affirmed on appeal, then such ruling would have precedential effect in the New Hatch-Waxman Litigation. In addition, a drug product that is granted tentative approval, like YUTREPIA, may be subject to additional review before final approval, particularly if tentative approval was granted more than three years before the earliest lawful approval date. The FDA’s tentative approval of YUTREPIA for the treatment of PAH was based on information available to FDA at the time of the tentative approval letter (i.e., information in the application and the status of current good manufacturing practices of the facilities used in the manufacturing and testing of the drug product) and is therefore subject to change on the basis of new information that may come to FDA’s attention. In addition, the FDA has not yet issued any approval for YUTREPIA for the treatment of PH-ILD, which remains under review. The FDA has set a Prescription Drug User Fee Act (PDUFA) goal date of January 24, 2024, with respect to our amendment to add PH-ILD to the label for YUTREPIA. A new drug product may not be marketed until the date of final approval.

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

In connection with an amendment to our NDA filed on July 24, 2023 to add PH-ILD as an indication for YUTREPIA, a we provided a new notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed a second complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware (Case No. 1:23-cv-00975-RGA) (the “New Hatch-Waxman Litigation”), again asserting infringement by the Company of the ‘793 Patent. In the event the decision of the PTAB invalidating the ‘793 Patent is affirmed on appeal, then such ruling would be binding in connection with the New Hatch-Waxman Litigation. Although we do not believe United Therapeutics is entitled to a new 30-month stay in connection with the New Hatch-Waxman

Litigation, it is possible that the Court could rule that a new mandatory 30-month delay has been triggered with respect to the approval of the 505(b)(2) NDA application.

In addition, United Therapeutics may seek to assert newly issued patents against us, including U.S. Patent Number 11,723,887 and any patent issued from U.S. Patent Application Number 17/233,061, and may seek to enjoin the FDA from granting final approval to YUTREPIA or enjoin us from launching YUTREPIA.

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

In addition, in connection with an amendment to our NDA filed on July 24, 2023 to add PH-ILD as an indication for YUTREPIA, a new notice of the paragraph IV certification was provided to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, United Therapeutics filed a new Hatch-Waxman suit for patent infringement, which may trigger a new mandatory 30-month delay (or the shorter of dismissal of the lawsuit or expiration of the patent(s)) in approval of the 505(b)(2) NDA application. In addition, United Therapeutics may seek to assert newly issued patents against us, including U.S. Patent Number 11,723,887 and any patent issued from U.S. Patent Application Number 17/233,061, and may seek to enjoin the FDA from granting final approval to YUTREPIA or enjoin us from launching YUTREPIA.

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

As of November 1, 2023, 64,905,495 shares of our common stock were outstanding, of which 55,024,148 shares of common stock, or 84.8% of our outstanding shares as of November 1, 2023, are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act (“Rule 144”). The resale of the remaining 9,881,347 shares held by our stockholders as of November 1, 2023 is currently prohibited or otherwise restricted as a result of securities law provisions. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

As of November 1, 2023, the holders of 1,887,937 shares, or 2.9%, of our outstanding shares as of November 1, 2023, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including the employee stock purchase plan. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance or resale (as applicable), subject to lock-up agreements, if any.

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

The trading prices of the securities of pharmaceutical and biotechnology companies have been highly volatile. As such, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our common stock may be influenced by many factors, including:

●	results of any clinical trials of any product candidate we may develop, including L606, or those of our competitors;
●	the success of Sandoz’s Treprostinil Injection to which we have commercial rights to pursuant to the Promotion Agreement;
●	the success of Chengdu’s launch of the RG Cartridge and the market acceptance of the RG Cartridge for the subcutaneous administration of Treprostinil Injection;
●	whether Mainbridge is able to complete the development of a new pump for the subcutaneous administration of Treprostinil Injection and obtain FDA clearance on a timely basis or at all;
●	our cash resources;
●	the approvals or success of competitive products or technologies;
●	potential approvals of any product candidate we may develop, including YUTREPIA and L606, for marketing by the FDA or equivalent foreign regulatory authorities or any failure to obtain such approvals;
●	our involvement in significant lawsuits, such as stockholder or patent litigation, including inter partes review proceedings and Hatch-Waxman litigation with originator companies or others which may hold patents, including the ongoing litigation in connection with the patents that United Therapeutics has asserted against us;
●	regulatory or legal developments in the United States and other countries;

●	the results of our efforts to commercialize any product candidate we may develop, including YUTREPIA and L606, in the event we receive final approval from the FDA;
●	developments or disputes concerning patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 37.3% of our capital stock as of November 1, 2023. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of our board of directors (the “Board”), and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

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

Our certificate of incorporation provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws; or (iv) any action asserting a claim against us governed by the internal affairs doctrine; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by the Securities Act or Exchange Act. Furthermore, our bylaws designate the federal district courts of the United States as the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds more favorable for disputes with us or our directors or officers, which may discourage such lawsuits against us and our directors or officers. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, prospects or results of operations.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts between Russia and Ukraine and Israel and Hamas, and periods of high inflation. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine and the Middle East, geopolitical tensions, or high inflation.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. In February 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has contributed to periods of high inflation globally. We are continuing to monitor inflation, the situation in Ukraine and global capital markets and assessing its potential impact on our business.

The global economy has been, and may continue to be, negatively impacted by Russia’s invasion of Ukraine. As a result of Russia’s invasion of Ukraine, the U.S., the European Union, the United Kingdom, and other G7 countries, among other countries, have imposed substantial financial and economic sanctions on certain industry sectors and parties in Russia. Broad restrictions on exports to Russia have also been imposed. These measures include: (i) comprehensive financial sanctions against major Russian banks; (ii) additional designations of Russian individuals with significant business interests and government connections; (iii) designations of individuals and entities involved in Russian military activities; and (iv) enhanced export controls and trade sanctions limiting Russia’s ability to import various goods. Russian military actions and the resulting sanctions could continue to adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, Hamas launched extensive rocket attacks on Israeli population and industrial centers located along the Israeli border with the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas and launched an aerial bombardment of various targets within the Gaza Strip. The Israeli government subsequently called for the evacuation of over one million residents of the northern part of the Gaza Strip and began preparation for a potential ground invasion of the Gaza Strip. It is possible that other terrorist organizations will join the hostilities as well, including Hezbollah in Lebanon, and Palestinian military organizations in the West Bank, resulting in a widening of the conflict. The intensity and duration of Israel’s current war against Hamas is difficult to predict as are such war’s economic implications on the global economy.

Although, to date, our business has not been materially impacted by the ongoing military conflict between Russian and Ukraine or Israel and Hamas, geopolitical tensions, or high inflation, such matters may affect our business and it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business.  We anticipate that increases in compensation to our employees and costs paid to vendors may similarly be greater than in past periods due to inflation.  The extent and duration of the conflicts in Ukraine and the Middle East, geopolitical tensions, changes in inflation rates and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our products and product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the ACA of importance to our product candidates are the following:

●	establishment of a new pathway for approval of lower-cost biosimilars to compete with biologic products;
●	an annual, nondeductible fee payable by any entity that manufactures or imports specified branded prescription drugs and biologic agents;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices;
●	extension of manufacturers' Medicaid rebate liability;
●	expansion of eligibility criteria for Medicaid programs;
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, enacted in August 2011, required sequestration that included aggregate reductions of Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2032, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will increase in future years of the sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other things, eliminated the statutory cap on drug manufacturers' Medicaid Drug Rebate Program rebate liability, effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers' Medicaid Drug Rebate Program rebate liability is capped at 100% of the average manufacturer price for a covered outpatient drug. We expect that other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to price our products at what we consider to be a fair or competitive price, generate revenue, attain profitability, or commercialize our product candidates, if approved.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Individual states in the United States have become increasingly active in implementing regulations designed to contain pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. In response to the executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our ability to price our products appropriately, which could negatively impact our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Document

10.1*	Liquidia Corporation Policy for Recovery of Erroneously Awarded Incentive Compensation
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 7, 2023

LIQUIDIA CORPORATION
By:	/s/ Roger A. Jeffs, Ph.D.
Roger A. Jeffs, Ph.D.
Chief Executive Officer

DATE: November 7, 2023

LIQUIDIA CORPORATION
By:	/s/ Michael Kaseta
Michael Kaseta
Chief Financial Officer