Form 10-K
period 2023-12-31
Liquidia Corp
filed 2024-03-13
CIK 1819576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2023 which was the last business day of the registrant’s most recently completed second fiscal quarter, was $368,576,944 based on a $7.85 closing price per share as reported on the Nasdaq Capital Market.

As of March 11, 2024, there were 76,027,776 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Liquidia Corporation Definitive Proxy Statement with respect to the 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, each document incorporated by reference herein is deemed not to be filed as part hereof.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report may be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, but are also contained elsewhere in this Annual Report. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates, including YUTREPIA, the potential for, and timing regarding, eventual final approval by the FDA (as defined below) of and our ability to commercially launch YUTREPIA, including the potential impact of regulatory review, approval, and exclusivity developments which may occur for competitors;
●	the timeline or outcome related to our patent litigation with United Therapeutics that was filed in the U.S. District Court for the District of Delaware, the inter partes reviews with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, our trade secret litigation with United Therapeutics that was filed in the Superior Court for Durham County, North Carolina, the lawsuit filed by United Therapeutics against the FDA in the U.S. District Court for the District of Columbia, or any future litigation with United Therapeutics or any other third party, including any related rehearings or appeals;
●	the timing and our business partners’ ability to obtain and maintain regulatory clearance for the infusion pump that we are developing with Sandoz (as defined below) and Mainbridge (as defined below);
●	the timing and our ability to obtain and maintain regulatory approval for L606, an investigational, liposomal formulation of treprostinil that we licensed from Pharmosa (as defined below);
●	our ability to continue operations as a going concern without obtaining additional funding;
●	our expectations regarding the size of the patient populations for, market acceptance and opportunity for those drug products that we commercialize in collaboration with third parties, including Sandoz’s first-to-file fully substitutable generic treprostinil injection;
●	the availability and market acceptance of medical devices and components of medical devices used to administer our drug products and drug products that we commercialize with third parties, including Smiths Medical’s CADD-MS 3 infusion pump, the RG 3ml Medication Cartridge that we developed in collaboration with Chengdu Shifeng Medical Technologies LTD. used for the subcutaneous administration of Sandoz’s generic treprostinil injection, Smiths Medical’s CADD Legacy and CADD-Solis infusion pumps used for the intravenous administration of Sandoz’s generic treprostinil injection, the infusion pump that we are developing with Sandoz and Mainbridge for the subcutaneous administration of Sandoz’s generic treprostinil injection, Plastiape’s RS00 Model 8 dry powder inhaler, which we plan to use for the administration of YUTREPIA, and any devices used for the administration of L606;
●	our ability to draw down on our financing facility with HCR (as defined below) and our ability to satisfy the covenants contained in the RIFA (as defined below);
●	our ability to retain, attract and hire key personnel;

●	prevailing economic, market and business conditions;
●	our ability to predict, foresee, and effectively address or mitigate future developments resulting from health epidemics, such as the COVID-19 pandemic, or other global shutdowns, which could include a negative impact on the availability of key personnel, the temporary closure of our facility or the facilities of our business partners, suppliers, third-party service providers or other vendors, or delays in payments or purchasing decisions, or the interruption of domestic and global supply chains, the economy and capital or financial markets;
●	the cost and availability of capital and any restrictions imposed by lenders or creditors;
●	changes in the industry in which we operate;
●	the failure to renew, or the revocation of, any license or other required permits;
●	unexpected charges or unexpected liabilities arising from a change in accounting policies, including any such changes by third parties with whom we collaborate and from whom we receive a portion of their net profits, or the effects of acquisition accounting varying from our expectations;
●	the risk that the credit ratings of our company or our subsidiaries may be different from what the companies expect, which may increase borrowing costs and/or make it more difficult for us to pay or refinance our debts and require us to borrow or divert cash flow from operations in order to service debt payments;
●	fluctuations in interest rates;
●	adverse outcomes of pending or threatened litigation or governmental investigations, including our ongoing litigation with United Therapeutics and any future litigation with United Therapeutics or any other third party;
●	the effects on our company or our subsidiaries of future regulatory developments or legislative actions, including changes in healthcare, environmental and other laws and regulations to which we are subject;
●	conduct of and changing circumstances related to third-party relationships on which we rely, including the level of credit worthiness of counterparties;
●	the volatility and unpredictability of the stock market and credit market conditions;
●	conditions beyond our control, such as natural disasters, global pandemics (including COVID-19), or acts of war or terrorism;
●	variations between the stated assumptions on which forward-looking statements are based and our actual experience;
●	other legislative, regulatory, economic, business, and/or competitive factors;
●	our plans to develop and commercialize our product candidates;
●	our planned clinical trials for our product candidates;
●	the timing of the availability of data from our clinical trials;
●	the timing and related contents of our planned regulatory filings and/or applications;
●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
●	the clinical utility of our product candidates and their potential advantages compared to other treatments;
●	our commercialization, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for the manufacture of our product candidates and the ability and sufficiency of our current manufacturing facilities to produce development and commercial quantities of our product candidates;
●	our ability to establish and maintain collaborations;
●	our estimates regarding the market opportunities for our product candidates;
●	our intellectual property position and the duration of our patent rights;
●	fluctuations in the trading price of our common stock;
●	our estimates regarding future expenses, capital requirements and needs for additional financing; and
●	our expected use of proceeds from prior public offerings and the period over which such proceeds, together with our available cash, will be sufficient to meet our operating needs.

You should refer to the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K are only predictions, and we may not actually achieve the plans, intentions or expectations included in our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

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

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company focused on the development, manufacture, and commercialization of products that address unmet patient needs, with current focus directed towards rare cardiopulmonary diseases such as pulmonary arterial hypertension (“PAH”) and pulmonary hypertension associated with interstitial lung disease (“PH-ILD”). We operate through our wholly owned operating subsidiaries, Liquidia Technologies, Inc. (“Liquidia Technologies”) and Liquidia PAH, LLC (“Liquidia PAH”), formerly known as RareGen, LLC (“RareGen”).

We currently generate revenue pursuant to a promotion agreement between Liquidia PAH and Sandoz Inc. (“Sandoz”), dated as of August 1, 2018, as amended (the “Promotion Agreement”), sharing profit derived from the sale of Sandoz’s substitutable generic treprostinil injection (“Treprostinil Injection”) in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. We employ a targeted sales force calling on physicians and hospital pharmacies involved in the treatment of PAH and PH-ILD in the United States, as well as key stakeholders involved in the distribution and reimbursement of medicines to treat these patients. We established our commercial presence in the field to support Treprostinil Injection, and have since expanded our presence to support the potential launch of YUTREPIA upon final approval, further validating our reputation as a company committed to supporting PAH and PH-ILD patients.

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

Our lead product candidate is YUTREPIA for the treatment of PAH and PH-ILD. YUTREPIA is an inhaled dry powder formulation of treprostinil designed with PRINT to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low effort dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labeled doses of current inhaled therapies. In November 2021, the United States Food and Drug Administration (“FDA”) tentatively approved our New Drug Application (“NDA”) for YUTREPIA for the treatment of PAH. In July 2023, we filed an amendment to our NDA to add PH-ILD to the label for YUTREPIA. Final FDA approval of YUTREPIA can occur for both PAH and PH-ILD after the new clinical investigation exclusivity granted to Tyvaso in PH-ILD expires on March 31, 2024.

We are also developing L606, an investigational, liposomal formulation of treprostinil administered twice-daily with a short-duration next-generation nebulizer, which we licensed from Pharmosa. L606 is currently being evaluated in an open-label study in the United States for treatment of PAH and PH-ILD with a planned pivotal study for the treatment of PH-ILD.

About Pulmonary Arterial Hypertension (PAH) and Pulmonary Hypertension Associated with Interstitial Lung Disease (PH-ILD)

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

Treatments

There is currently no cure for PAH or PH-ILD, so the goals of existing treatments are to alleviate symptoms, maintain or improve functional class, delay disease progression and improve quality of life. The FDA has approved several classes of drugs to treat PAH over the last 25 years, including drugs acting through the prostacyclin pathway, the nitric oxide pathway and the endothelin pathway. In 2021, the FDA approved Tyvaso as the first treatment for PH-ILD. There are currently no FDA-approved treatments for PH-ILD other than inhaled treprostinil. Without a curative treatment, we expect continued development of new mechanisms of action that may be used in combination with approved treatments.

Drugs targeting the prostacyclin pathway are central to PAH and PH-ILD therapy. Prostacyclin analogs, like treprostinil, have been developed for continuous infusion, inhalation and oral administration. The maximal efficacy benefit of any one drug in the prostacyclin pathway is partially limited by its specific safety profile and the burden of administration. Increased drug exposure of prostacyclin analogs like treprostinil, if tolerated by the patient, has demonstrated increased clinical benefit, making it the only titratable mechanism of action to treat these diseases.

Delivering prostacyclin analogs by inhalation has been effective and causes fewer systemic side effects than parenteral and oral formulations. Inhalation helps supplement the endogenous production of prostacyclin where it is normally synthesized, near the targeted pulmonary arteries. As a result, inhaled prostacyclin analogs help avoid side effects related to off-target tissues and takes advantage of binding key prostacyclin receptors that are preferentially expressed in the lung. The only inhaled prostacyclin analogs approved by the FDA are nebulized Ventavis® (iloprost), nebulized Tyvaso® (treprostinil), and Tyvaso DPI® (treprostinil), a dry powder inhaled formulation. Observations from a large retrospective study of Tyvaso supported the finding that higher doses of inhaled treprostinil correlated to better clinical outcomes including delayed transition to more invasive administration, persistence on therapy, and improved three-year survival. With regard to PH-ILD, there is growing medical preference for inhaled therapies to avoid ventilation-perfusion mismatch resulting from systemic delivery of prostacyclins. In March 2021, the FDA approved Tyvaso® as the only treatment for PH-ILD, later adding Tyvaso DPI as a treatment option upon its approval by the FDA in May 2022.

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

Market

In 2023, the total reported net revenue of branded therapies approved to treat PAH and PH-ILD in the United States exceeded $5.5 billion, of which $3.4 billion targeted the prostacyclin pathway. United Therapeutics reported that its class of branded treprostinil-based products generated U.S. net revenue of $1.98 billion in 2023, of which the Tyvaso® franchise contributed $1.2 billion, Orenitram contributed $359 million and Remodulin® contributed $415 million. Since 2019, reported annual sales of products in the Tyvaso franchise have increased from $400 million to $1.2 billion, correlating with the expansion into the PH-ILD indication in 2021 and addition of Tyvaso DPI in 2022.

Our Products and Product Candidates

YUTREPIATM (treprostinil) Inhalation Powder to Treat PAH

Our lead investigational drug, YUTREPIA™ (treprostinil) inhalation powder was tentatively approved by the FDA in November 2021. In July 2023, we filed an amendment to our NDA to add PH-ILD to the label for YUTREPIA. Final FDA approval of YUTREPIA can occur for both PAH and PH-ILD after the new clinical investigation exclusivity granted to Tyvaso in PH-ILD expires on March 31, 2024. YUTREPIA is an inhaled dry powder formulation of treprostinil designed to improve the therapeutic profile of treprostinil by enhancing deep lung delivery and achieving higher dose levels than the labeled doses of current inhaled therapies while using a convenient, easy-to-use dry-powder inhaler, the RS00 Model 8 DPI. This device and its variants have been used in at least eight marketed products globally since 2001, including Novartis’s Foradil Aerolizer® for the treatment of asthma and chronic obstructive pulmonary disease (COPD).

We believe YUTREPIA can become the prostacyclin of first choice across the disease continuum in PAH and PH-ILD because of its convenience, low-effort device and the ability to titrate to higher doses.

Each particle of YUTREPIA has been designed using our PRINT technology to have uniform size and shape to achieve enhanced aerosolization and deposition in the lungs. As a result, our PRINT formulation does not require deagglomeration by a patient actuated breath and can be effectively delivered using a low-effort, patient-friendly device and minimal inspiratory effort. The RS00 Model 8 DPI device used to deliver YUTREPIA is robust with regard to position and accidental movements and has been used globally to deliver drugs to patients with compromised lung function, like asthma, COPD, and cystic fibrosis. These beneficial product characteristics are in contrast to Tyvaso DPI, which uses a high resistance device and has only been used previously in patients with diabetes.

The different combinations of YUTREPIA’s four proposed capsule-strengths, if approved, would allow customized dosing and easier titration based on a patient’s disease progression. YUTREPIA can be safely titrated to doses far beyond the target dose of nebulized Tyvaso (9-12 breaths) and the doses described in the label for Tyvaso DPI (up to 64 mcg QID). YUTREPIA has been studied up to 265 mcg QID, which is comparable to 30 breaths of nebulized Tyvaso. By expanding the dose range of inhaled treprostinil, YUTREPIA may be able to keep patients on therapy longer before transitioning to parenteral therapies.

In clinical studies required for approval, YUTREPIA has proven to be safe, well-tolerated and effective regardless of a patient’s previous exposure to treprostinil. Prostacyclin-naïve patients achieved comparable dosing to the transition patients within the first two months of treatment. Patients on a stable dose of Tyvaso successfully transitioned to YUTREPIA while maintaining or improving clinical outcomes as measured by exploratory endpoints. The combination of data from both patient groups provide confidence that a physician may prescribe YUTRPEIA across a continuum of PAH and PH-ILD patients.

We have developed YUTREPIA under the 505(b)(2) regulatory pathway using the nebulized form of treprostinil, Tyvaso, as the reference listed drug. This regulatory pathway allows us to rely in part on the FDA’s previous findings of efficacy and safety of Tyvaso and the active ingredient treprostinil. We submitted the New Drug Application (“NDA”) for YUTREPIA in January 2020. The FDA conducted on-site pre-approval inspections of two U.S. manufacturing facilities: our Morrisville, North Carolina facility and the facility of the third-party provider of encapsulation and packaging services for YUTREPIA in August 2021 and October 2021, respectively. In November 2021, the FDA issued a tentative approval of YUTREPIA which indicated that the NDA had met all the requirements for final approval but cannot yet be marketed. In July 2023, we filed an amendment to our NDA to add PH-ILD to the label for YUTREPIA.

Final FDA approval and launch of YUTREPIA are directly impacted by the Hatch-Waxman litigation commenced by United Therapeutics on June 4, 2020 and the regulatory exclusivity that was granted to United Therapeutics with respect to PH-ILD, which expires on March 31, 2024. As a result, the FDA cannot issue a final approval for the YUTREPIA NDA until the resolution of the outstanding litigation described further in Item 3 Legal Proceedings and until expiration of United Therapeutics’ regulatory exclusivity. Final FDA approval and launch may also be impacted by other litigation commenced by United Therapeutics in which it is seeking to enjoin approval and launch of YUTREPIA as described further in Item 3 Legal Proceedings. The FDA’s tentative approval can be subject to change based on new information that may come to FDA’s attention between such time as the tentative and final approval. A new drug product may not be marketed until the date of final approval.

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

YUTREPIA was observed to be well-tolerated and treatment-emergent adverse events (“TEAEs”) were mostly mild to moderate in nature at Month 2 up to doses of 159 mcg, the highest dose studied for the primary endpoint. We continued to treat patients who chose to remain on YUTREPIA beyond the Month 2 timepoint. At the completion of the INSPIRE study, the patient with the longest duration of treatment had been on YUTREPIA therapy for 18 months and the highest dosing reached in the INSPIRE study was 212 mcg of treprostinil given four times per day. Patients from INSPIRE had the option of rolling into the LTI-302 extension study to remain on treatment. Patients in LTI-302 continued to titrate doses upwards as needed with no observed maximum tolerated dose and the highest dose delivered being 265 mcg.

Our NDA submission also includes results from pharmacokinetic (PK) studies in healthy volunteers indicating that the single-capsule dose of 79.5 mcg YUTREPIA provides comparable PK with nine breaths of Tyvaso (54 mcg). For reference, the target dose of Tyvaso is 9 to 12 breaths per treatment session, 4 times daily. Clinical results from the PK, pivotal and extension studies of YUTREPIA have been presented at various international scientific meetings such as the American Thoracic Society (ATS), International Society of Heart Lung Transplantation (ISHLT), Pulmonary Vascular Research Institute (PVRI), American College of Chest Physicians (ACCP) from 2019 through 2023.

We are actively conducting and considering other clinical trials to generate additional data to support the use of YUTREPIA. In December 2023, we enrolled the first PH-ILD patient in the Open-Label Prospective Multicenter Study to Evaluate Safety and Tolerability of Dry Powder Inhaled Treprostinil in Pulmonary Hypertension, referred to as the ASCENT study. Future studies may include pediatric patients as well as transitions to, or combinations with, YUTREPIA and other approved treatments. We conducted a clinical study, known as LTI 201, at certain investigational sites in France and Germany to characterize the hemodynamic dose-response relationship to YUTREPIA. In December 2020, we decided to terminate the study earlier than planned due to challenges related to the COVID-19 pandemic; however, we did observe acute, hemodynamic responses as expected with inhaled treprostinil.

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

Smiths Medical no longer manufactures the CADD-MS 3 infusion pump and has indicated that it will no longer support the CADD-MS 3 infusion pumps after January 1, 2025. We have also experienced shortages of critical components of the CADD-MS 3 infusion pump that has caused the number of CADD-MS 3 infusion pumps available for the subcutaneous administration of Treprostinil Injection to be limited. Due to this limitation in the availability of pumps, specialty pharmacies are not currently placing new patients on to subcutaneous Treprostinil Injection therapy in order to preserve the available pumps for those patients already receiving subcutaneous administration of Treprostinil Injection.

In December 2022, we entered a collaboration with Sandoz and Mainbridge Health Partners LLC (“Mainbridge”) to support the development of a new subcutaneous pump for infusion of Treprostinil Injection in order to replace the existing CADD-MS 3 system. Mainbridge is performing all development, validation and testing activities required for the pump and related consumables. We anticipate that Mainbridge will submit a 510(k) in the first half of 2024 for FDA clearance. We and Sandoz are splitting the development costs equally.

Separately, Smiths Medical has announced that it will discontinue support of the CADD Legacy pump, which is used to administer Treprostinil Injection intravenously, starting in 2028. Smiths Medical’s CADD-Solis infusion pump has been identified as a replacement for the CADD Legacy pump, and patients can use the CADD-Solis pump in anticipation of the discontinuation of the CADD Legacy pump.

L606

In June 2023, we entered into a License Agreement with Pharmosa Biopharm Inc. (“Pharmosa”) pursuant to which we were granted an exclusive license in North America to develop and commercialize L606, an inhaled, sustained-release formulation of treprostinil currently being evaluated in a clinical trial for the treatment of PAH and PH-ILD. L606 is a complement to our pipeline and furthers our mission to provide innovative treatment options that improve the lives of patients with improved product profiles.

L606 offers potential substantial benefits to patients with less frequent dosing than current inhaled products, improved tolerability with lower peak exposures and rapid delivery with a next-generation nebulizer. L606 may provide best-in-class treprostinil exposure over a 24-hour period, including during sleeping hours, which could translate to improved efficacy, tolerability, and patient outcomes. Liposomes as a pulmonary drug delivery system have been reported to enhance the therapeutic benefits of drugs and to reduce the potential for systemic adverse effects. The L606 suspension uses Pharmosa’s proprietary liposomal formulation to encapsulate treprostinil, which can be released slowly under a controlled manner/rate into the lung. This control enables modulation of drug release to achieve optimized drug exposure over an extended period of time and reducing local irritation on the respiratory tract.

L606 is supplied in six different dose strengths in disposable ampules, packaged as fourteen ampules in a foil pouch representing one week’s supply of drug. L606 is administered with the L606 inhalation system (mesh-vibrating nebulizer). Before each treatment session, a L606 ampule would be opened and the suspension would be transferred into the medication chamber of L606 nebulizer for oral inhalation. The L606 formulation inhalation system consists of an electronic, lightweight, and virtually silent mesh-vibrating nebulizer which can deliver a dose in less than 2-minutes using breath-actuated smart technology and patients' normal breathing pattern. The vibrating mesh technology generates fine-particle aerosols of the L606 formulation. Pharmosa has demonstrated clinically that L606 can be used with devices supplied by different manufacturers, providing us the option to improve the patient device experience without changing the intended dose administered.

We intend to develop L606 through the 505(b)(2) registration pathway. The FDA confirmed in meetings with Pharmosa, and subsequently with Liquidia in December 2023, that the registration requirements for L606 to treat PAH and PH-ILD should include clinical data that provides (i) comparable bioavailability to nebulized Tyvaso® in a Phase 1 study of health volunteers, (ii) short-term and long-term safety data from an open-label study in PAH and PH-ILD patients, and (iii) demonstrated efficacy from a single Phase 3 placebo-controlled efficacy trial in PH-ILD patients.

Comparable bioavailability was established in a Phase 1, randomized, 2-part study that was conducted by Pharmosa at a clinical research unit in the USA. The systemic exposures of a single dose of L606, 51 μg, and, Tyvaso, 54 μg, were compared. L606 resulted in a similar systemic exposure (AUCinf) compared with the equivalent dose of Tyvaso, with a significantly reduced peak plasma concentration (Cmax), approximately 7.3-fold lower for L606 than for Tyvaso. L606 demonstrated extended plasma concentrations up to 12 hours after a single dose, supporting a reduction in dosing frequency to twice daily, or every 12 hours. Peak and total exposure of treprostinil increased with increasing dose.

We are currently conducting in the U.S. an open-label study to assess the safety of L606 in up to 60 patients with PAH and patients with PH-ILD transitioning from Tyvaso (nebulizer or dry-powder inhaler) or patients with PAH naïve to prostacyclins. As of January 2024, the open-label was more than one third enrolled and includes some patients who have been successfully treated with L606 for longer than one year and at doses comparable to 25 to 27 breaths of Tyvaso, four times daily. We anticipate that the open-label study will be fully enrolled in 2024. We are preparing to initiate a global placebo-controlled efficacy study in PH-ILD in late 2024.

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

YUTREPIA leverages PRINT® technology to produce dry-powder drug particles that enhance deep-lung delivery. YUTREPIA drug particles are uniform in size (~1μm) and shape having been engineered for enhanced aerosolization and deep-lung deposition. In vitro studies suggest that the uniformity of size and shape allow our inhaled particles to target delivery into the lungs with less deposition in the upper airways. The dry-powder formulation aerosolizes into free-flowing particles upon inhalation, allowing for the use of a low-effort inhaler. The figures below depict YUTREPIA, with the figure on the left showing size and shape consistency among particles and the figure on the right showing their trefoil shape:

Development, Regulatory and Commercial Strategy

We intend to develop and commercialize a pipeline of drugs by applying our expertise in the development of cardio-pulmonary medicines and leveraging the advantages of our proprietary PRINT technology. We believe that our PRINT technology can be applied to a wide range of therapeutic areas, molecule types, routes of administration and novel or generic products. To date, our pipeline has focused on the development of improved and differentiated drug products containing FDA-approved active pharmaceutical ingredients (“APIs”) with established efficacy and safety profiles, which we believe are eligible for the 505(b)(2) regulatory pathway to seek marketing approval in the U.S. The 505(b)(2) regulatory pathway can be capital efficient and potentially enable a shorter time to approval, subject to certain risks associated with this regulatory pathway. If our product candidates receive marketing approval, we plan to commercialize them in the U.S. either by ourselves or through partnership or licensing arrangements with other pharmaceutical companies. Outside of the U.S., we may pursue regulatory approval and commercialization of our product candidates in collaboration with pharmaceutical companies with regional expertise.

We intend to manufacture our product candidates using a combination of in-house capabilities and external contract manufacturing organizations (“CMOs”), depending on the program requirements. For example, our current plans are for the dry powder formulation of YUTREPIA to be manufactured internally using PRINT Technology and for CMOs to produce, package and distribute YUTREPIA finished goods on a commercial scale. Conversely, L606 is planned to be manufactured exclusively by CMOs using the proprietary formulation methods provided by Pharmosa.

We intend to focus our commercial efforts initially on the U.S. market in the treatment of PAH and PH-ILD. We currently employ a targeted sales force for Treprostinil Injection, calling on physicians involved in the treatment of PAH in the U.S., as well as key stakeholders involved in the distribution and reimbursement of Treprostinil Injection. Strategically, we believe that our commercial presence in the field will enable an efficient launch of YUTREPIA if and when we obtain final approval, leveraging existing relationships and further validating our reputation as a company committed to supporting PAH and PH-ILD patients. Our commercial efforts focus on the highly concentrated target market of PAH and PH-ILD centers of excellence and high prescribers of approved therapies. Our physician call points within these sites of care will include cardiologists, pulmonologists and their supporting staff. We believe that we can effectively commercialize YUTREPIA, if approved, with our specialty field team and other support functions, like medical science liaisons and reimbursement specialists to support the proper conveying of scientific, medical, and healthcare economic information regarding our products.

Manufacturing and Supply

We operate from a 45,000 square foot facility in Morrisville, North Carolina in which we design, formulate and manufacture engineered drug particles using PRINT particle fabrication lines as well as supportive activity including research and development, analytical development, quality control and production of mold templates that enable our production processes. Our three operational PRINT particle fabrication lines are located within class ISO7 clean rooms that operate under applicable ISO and current good manufacturing practices (cGMP) air quality and environmental requirements. Our current operational fabrication lines are scaled and capable of producing the necessary materials to support our clinical trials and, if approved, initial commercial demand for YUTREPIA.

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

We depend on third-party suppliers and CMOs for commercial inventory and clinical supplies of YUTREPIA, including active pharmaceutical ingredients which are used in our product candidates. For example, we currently rely on a sole supplier, LGM Pharma, LLC, for treprostinil, the active pharmaceutical ingredient of YUTREPIA, and we currently rely on a sole supplier, Plastiape S.p.A (“Plastiape”), for RS00 Model 8 DPI, the device used to administer YUTREPIA. We also rely on a sole supplier, Lonza Tampa LLC, for encapsulation and packaging services for YUTREPIA. If and when we receive final marketing approval for YUTREPIA, we may, from time to time, rely on third-party CMOs to manufacture, package and distribute some or all of our supply of YUTREPIA on a commercial scale.

Supply of Treprostinil Injection is managed directly by our partner Sandoz, who retains the ANDA, manages inventory and records gross revenue on product sales. Sandoz is either the manufacturer or contracted party for the entire supply chain. We collaborate with Sandoz on a regular basis to plan appropriate inventory production and management based on the demand for Treprostinil Injection and observations in the field. Additionally, we have contracted with our manufacturing partner Chengdu to supply the RG 3mL Medication Cartridge for use with CADD-MS® 3 (MS-3) ambulatory infusion pumps and enable subcutaneous administration of Treprostinil Injection. In addition, the pumps used to administer Treprostinil Injection are currently all manufactured by Smiths Medical, with whom we have no contractual relationship other than an agreement to continue to support the CADD-MS 3 pump through January 1, 2025. We have also entered into an agreement with Sandoz and Mainbridge for the development of a new pump for the subcutaneous administration of treprostinil.

L606 is manufactured exclusively by CMOs using the proprietary liposomal formulation methods provided by Pharmosa. Under the License Agreement, Pharmosa will manufacture clinical and commercial supplies of L606 and support Liquidia in establishing a redundant global supply chain. The nebulizer used to administer L606 will be manufactured by a third party. We are continuing to evaluate several options for the nebulizer that we will plan to use for L606.

Our Collaboration and Licensing Agreements

Pharmosa License Agreement

In June 2023, we entered into a License Agreement with Pharmosa pursuant to which we were granted an exclusive license in North America to develop and commercialize L606, an inhaled, sustained-release formulation of treprostinil currently being evaluated in a clinical trial for the treatment of PAH and PH-ILD, and a non-exclusive license for the manufacture, development and use (but not commercialization) of such licensed product in most countries outside North America (the “Pharmosa License Agreement”).

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

Sandoz Promotion Agreement

Liquidia PAH entered into a Promotion Agreement with Sandoz on August 1, 2018, as amended on May 8, 2020, September 4, 2020, November 18, 2022, and March 10, 2023, which engaged Liquidia PAH on an exclusive basis to promote the appropriate use of Sandoz’s treprostinil, Treprostinil Injection, referred to as the “Product” in the Promotion Agreement, for the treatment of PAH in the United States, including its commonwealths, territories, possessions and military bases. Liquidia PAH works jointly with Sandoz on commercial strategy for Treprostinil Injection and on identifying, manufacturing and developing medical devices, including pumps and cartridges, that may be used to administer the Product. Sandoz retains all rights in and to the Product. Sandoz is the holder of the ANDA for the Product. As the ANDA holder, Sandoz maintains responsibility for compliance with FDA regulatory and healthcare laws including any regulatory communications with the FDA or any other regulatory authorities.

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

Liquidia PAH’s activities and obligations related to regulatory matters conducted under the Promotion Agreement include: promotional and non-promotional activities, including sales and marketing activities for treprostinil, and engagement of healthcare professionals for advisory boards; developing, with prior written approval from Sandoz, marketing and educational materials consistent with FDA approved labeling and applicable laws; notifying Sandoz of notices from governmental authorities about adverse event reports or regulatory inquiries related to the safety of treprostinil, product complaints or alleged defects, and unsolicited requests for off-label medical information; providing certain data and information to Sandoz in order to fulfill its transparency and reporting obligations under the Physician Payment Sunshine Act; complying with applicable laws relevant to the activities conducted under the Promotion Agreement; establishing a compliance program and mechanism for disclosure of any violations of Liquidia PAH policies and procedures and submission of an annual report and certification to Sandoz of its compliance activities; and managing, with oversight and participation from Sandoz, negotiations and arrangements for managed care activities.

Under the Promotion Agreement, Sandoz and Liquidia PAH also agreed to enter into an agreement with Mainbridge for the development of a new pump for the subcutaneous administration of treprostinil. With respect to the agreement with Mainbridge, Sandoz and Liquidia PAH have agreed to split all development costs and milestone payments evenly.

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

Aerie Pharmaceuticals

We have exclusively licensed our PRINT technology to Aerie Pharmaceuticals, Inc., which in 2017 acquired most of the assets of Envisia Therapeutics, Inc., an entity which we formed in 2013, for broad usage in the design and commercialization of small molecule and biologic ophthalmic therapies. In November 2022, Alcon completed its acquisition of Aerie Pharmaceuticals to help bolster Alcon’s presence in the ophthalmic pharmaceutical space and as a result, retains Aerie’s direct license to the use of PRINT.

GlaxoSmithKline

In March 2023, we and GSK entered into a Research License Agreement (the “GSK License Agreement”) which supersedes and replaces our prior agreements with GSK. Pursuant to the GSK License Agreement, the Company has granted to GSK a non-exclusive, non-sublicensable (except to affiliates), royalty free license to use our PRINT technology for the sole purpose of conducting pre-clinical research and pre-clinical development of inhaled formulations of GSK’s Molecules in the Field and in the Territory (capitalized terms are as defined in the GSK License Agreement). The Company and GSK will each own and retain all rights, title, and interest in and to all inventions, discoveries and other subject matter (including Know-How (as defined in the GSK License Agreement)) together with all intellectual property rights therein which are owned or controlled by such party as of the date of the GSK License Agreement or which are invented or acquired by or on behalf of such party independent of the GSK License Agreement.

Liquidia is fully enabled to apply PRINT to any inhaled formulation other than certain identified GSK proprietary molecules. Under the terms of the new agreement, GSK will be required to seek an expanded license before it may use PRINT for clinical or commercial purposes.

Unless earlier terminated, the GSK License Agreement will continue in effect until the later of (i) the expiration of the last-to-expire Valid Claim (as defined in the GSK License Agreement) included within the Liquidia Technology (as defined in the GSK License Agreement) and (ii) all Arising PRINT Improvements (as defined in the GSK License Agreement) and Liquidia Know-How (as defined in the GSK License Agreement) are in the public domain. GSK may terminate the Agreement upon at least thirty days’ prior written notice to the Company. The GSK License Agreement may also be terminated by either party for a material breach by the other party, subject to notice and cure provisions, or in the event of the other party’s insolvency. In the GSK License Agreement, each party made customary representations and warranties and agreed to customary covenants, including, without limitation, with respect to indemnification, for transactions of this type.

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

We have a total of 156 patents and pending patent applications in our patent portfolio which protect our PRINT technology and drug products in development. As of December 31, 2023, we were the sole owner of 20 patents in the United States and 41 patents in foreign jurisdictions, as well as nine additional pending patent applications, including provisional patent applications, in the United States, Europe, Japan and other jurisdictions. In addition to the patents and patent applications owned solely by us, our patent portfolio also includes 76 patents and 10 patent applications licensed from third parties. As of December 31, 2023, we had an exclusive, worldwide license from UNC to 19 U.S. patents and 52 foreign patents, as well as three additional patent applications in the United States or selected foreign jurisdictions. Five of the patents in the portfolio licensed from UNC are jointly owned by us. Also, as of December 31, 2023, we had an exclusive, worldwide license from Pharmosa Biopharm to two U.S. patents and two foreign patents, as well as eight additional patent applications in the United States or selected foreign jurisdictions. YUTREPIA is specifically protected by 20 issued patents in the United States, the longest-lived of which will expire in 2037.

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

Competition with prostacyclin-targeted treatments in PAH

Within the prostacyclin pathway, our products face competition in PAH from specific products and development programs described below.

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

We expect United Therapeutics to continue to defend its leadership position vigorously through, among other actions, life cycle management, marketing agreements with third-party payors, and pharmacy benefits managers. In February 2021, United Therapeutics announced the commercial launch of the Remunity® pump for Remodulin®, which uses a small subcutaneous pump for patients starting or on a stable dose of Remodulin and can use prefilled Remodulin cassettes. The Remunity pump also has a water-resistant casing, which may be considered more convenient than the CADD-MS3 currently used to deliver treprostinil subcutaneously. During 2023, United Therapeutics terminated the RemoPro program, a prodrug form of Remodulin that may decrease site pain currently associated with subcutaneous Remodulin. However, United Therapeutics maintains intellectual property that could lead to improved product profiles using prodrugs. Similarly, Corsair Pharma, a former partner of United Therapeutics, is developing a prodrug and transdermal patch intended to provide continuous and consistent blood levels of treprostinil comparable to an infusion pump.

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

Systemically delivered treatments also compete with localized, inhaled treatments in PAH

In addition to oral and parenteral options, we expect that our products for the treatment of PAH will face competition from the following inhaled prostacyclin analog therapies that are either currently marketed or in clinical development.

●	Tyvaso (treprostinil), marketed by United Therapeutics, has been approved for the treatment of PAH in the United States since 2009. Tyvaso is the reference listed drug in our NDA for YUTREPIA. Following patent litigation, United Therapeutics and Watson Pharmaceuticals reached a settlement whereby Watson Pharmaceuticals will be permitted to enter the market with a generic version of Tyvaso beginning on January 1, 2026.
●	Tyvaso DPI (treprostinil) is a dry-powder formulation of treprostinil, licensed from MannKind by United Therapeutics, that was approved for the treatment of PAH in the United States in May 2022.
●	Treprostinil Palmitil Inhalation Powder (TPIP), is a dry-powder formulation of a treprostinil prodrug being developed by Insmed. A Phase 1 study demonstrated that TPIP was generally safe and well tolerated, with a pharmacokinetic profile that supports once-daily dosing. Insmed initiated Phase 2 trials studying patients diagnosed with PAH. If the TPIP clinical program is successful in demonstrating less frequent dosing with similar efficacy and safety to YUTREPIA and Tyvaso DPI, then TPIP has the potential to be viewed as a more attractive option and may take market share rapidly.
●	Ventavis® (iloprost) is the only other inhaled prostacyclin analog and marketed by Actelion, a division of Johnson & Johnson. Approved for the treatment of PAH in the United States since 2004, Ventavis is administered six to nine times per day via a nebulizer. Ventavis is still available to patients though utilization has significantly dwindled due the more frequent and burdensome treatment regimen.

New mechanisms of action may also compete or combine with inhaled treprostinil in the future

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

●	Merck & Co’s injectable sotatercept is an investigational, potential first-in-class molecule that targets the proliferation of cells in the pulmonary vasculature and is being reviewed by the FDA for approval in 2024. If approved, we currently expect that the drug will be used as it was studied: on-top of dual and triple background therapy that included prostacyclin analogs.
●	Aerovate Therapeutics is developing an inhaled dry-powder formulation of imatinib in a Phase 2/3 adaptive trial design to treat PAH. The hypothesis for potential efficacy is in-part based on an earlier Phase 3 study of an oral formulation of imatinib in which the higher of two doses improved 6-min walk distance and hemodynamics, but was associated with high discontinuation rates and adverse events, particularly an excess of subdural hematomas. In 2013, Novartis chose not to pursue the development of oral imatinib for PAH.
●	Gossamer Bio is developing an inhaled dry-powder formulation of seralutinib in a Phase 3 trial to treat PAH. Seralutinib is in the same drug class as oral imatinib, but is hoped to be more selective than imatinib which was discontinued due to systemic toxicity. Results from Phase 2 study met primary endpoint with greater effects in patients with more severe disease.

Competition in PH-ILD

Unlike PAH, there is less competition from competing products and MOAs to treat PH-ILD patients. Inhaled treprostinil is the only approved treatment and route of delivery. In April 2021, United Therapeutics announced that Tyvaso was approved by FDA as the first and only treatment for patients with PH-ILD. Tyvaso DPI is also indicated to treat PH-ILD. Insmed is studying TPIP in a small open-label study of PH-ILD and we expect other programs to initiate trials given the very clear unmet needs of this patient group.

Human Capital

As of March 1, 2024, we employed 136 salaried and nine hourly employees, 144 of whom are located in the United States and one of whom is located in Germany. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

Facilities

Our corporate headquarters is located in Morrisville, North Carolina, and consist of approximately 45,000 square feet of space under a lease that expires on October 31, 2026 and includes an option for us to renew the lease for an additional five years through October 31, 2031, as amended. The primary use of this location is general office, laboratory, research and development and light manufacturing. We believe that our facilities are adequate for our current needs. However, we will seek additional space as needed to accommodate our growth.

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

Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices regulations;
●	submission to the FDA of an Investigational New Drug application (IND) which must become effective before human clinical studies may begin;
●	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
●	performance of adequate and well-controlled human clinical studies according to Good Clinical Practice (GCP), regulations, to establish the safety and efficacy of the proposed drug for its intended use;
●	preparation and submission to the FDA of an NDA, containing the results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the drug product, proposed labeling and other relevant information, to request approval to market the drug product;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug product, or components thereof, are produced to assess compliance with cGMP to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
●	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of clinical data;
●	FDA review and approval of the NDA;
●	payment of fees, including annual program fees for each drug product on the market; and
●	ongoing compliance with any post approval requirements, including risk evaluation and mitigation strategy (REMS) and post approval studies required by the FDA.

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

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. As a compliance best practice and risk mitigation measure, pharmaceutical companies typically train their sales force regarding the limitations on promotion of products relative to their approved indications for use and concerns regarding potential “off-label promotion.” However, a physician may use products off-label when, in the physician’s independent professional medical judgment, he or she deems it appropriate. Recent court decisions have impacted FDA’s enforcement activity regarding off-label promotion in the light of First Amendment considerations; however, there are still significant risks in this area in part due to the potential for False Claims Act exposure. Further, the FDA has not materially changed its position on off-label promotion following legal setbacks on First Amendment grounds and the U.S. Department of Justice has consistently asserted in False Claims Act briefings that “speech serves as a conduit for violations of the law is not constitutionally protected.”

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

Patent Term Restoration

Depending upon the timing, duration and specifics of FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension (PTE) under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term effectively lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension. Extensions are not granted as a matter of right and the extension must be applied for prior to expiration of the patent and within a sixty-day period from the date the product is first approved for commercial marketing. The USPTO, in consultation with the FDA, reviews and approves the application for any PTE or restoration. In the future, we may apply for PTEs, defined as the length of the regulatory review of products covered by our granted patents, for some of our currently owned or licensed applications and patents to add patent life beyond their current expiration dates. Such extensions will depend on the length of the regulatory review; however, there can be no assurance that any such extension will be granted to us.

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

Under the FDCA, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan designation subsequently receives either the first FDA approval for the disease or condition for which it has such designation or, if not the first FDA approval for such drug for the treatment of such disease or condition, such drug is clinically superior to any already approved or licensed drug that is the same drug for such disease or condition, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

The Inflation Reduction Act of 2022 (the “IRA”), which includes certain new tax measures, was signed into law in August 2022. The IRA contains two main tax provisions, a new corporate alternative minimum tax imposed on certain corporations meeting average annual financial statement income of more than $1 billion during a three-year tax period, and an excise tax imposed upon share repurchases by certain publicly traded corporations. The IRA is effective for tax years beginning after December 31, 2022; we are evaluating the provisions of the IRA but currently do not believe these provisions will have a material impact on our consolidated financial statements. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). Failure to comply with requirements under the drug price negotiation program or pay the identified rebates is subject to an excise tax and/or a civil monetary penalty. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated and the impact of the IRA on the pharmaceutical industry and on generic drug pricing cannot yet be fully determined.

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

The following is a summary of the principal risk factors described in this section:

●	We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. The future viability of our company may depend on our ability to raise additional capital to finance our future operations.
●	We have a history of losses and our future profitability remains uncertain.
●	We are primarily dependent on the success of our product candidates, YUTREPIA and L606, and these product candidates may fail to receive final marketing approval (in a timely manner or at all) or may not be commercialized successfully.
●	United Therapeutics has initiated multiple lawsuits against us in which it has claimed that YUTREPIA is infringing its patents, a separate lawsuit against us that we and a former United Therapeutics employee, who later joined us as an employee, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices, and a separate lawsuit against the FDA seeking to challenge the FDA’s acceptance of our amended NDA for YUTREPIA. Final judgment was entered by Judge Andrews of the U.S. District Court for the District of Delaware in one of the lawsuits finding that one of the three asserted United Therapeutics’ patents is both valid and infringed and ordering that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the infringed patent, which will be in 2027. The Patent Trial and Appeal Board, or the PTAB, found that this same patent was unpatentable, and on December 20, 2023, the United States Court of Appeals for the Federal Circuit affirmed this decision by the PTAB. However, although the PTAB’s decision has now been affirmed on appeal, Judge Andrews may need to lift the injunction in his order before we are able to obtain final FDA approval for YUTREPIA, and there are no assurances whether and when Judge Andrews would do so. Even if Judge Andrews was to lift his existing injunction, United Therapeutics is currently seeking injunctive relief in two additional lawsuits. These lawsuits, and other lawsuits that United Therapeutics may file in the future, may result in our company being further delayed in its efforts to commercialize YUTREPIA or result in substantial damage claims against us if we launch YUTREPIA and we are later found to infringe.
●	Liquidia PAH does not hold the FDA regulatory approval for Treprostinil Injection, the RG Cartridge or pumps used to administer Treprostinil Injection and is dependent on Sandoz, Chengdu and the pump manufacturers to manufacture and supply Treprostinil Injection, the RG Cartridge and pumps used to administer Treprostinil Injection, respectively, in compliance with FDA requirements, and is more broadly dependent on their FDA and healthcare compliance relative to Treprostinil Injection, the RG Cartridge and the pumps used to administer Treprostinil Injection, respectively.
●	Treprostinil Injection is presently administered subcutaneously via Smiths Medical’s CADD-MS 3 infusion pump. Smiths Medical no longer manufactures the CADD-MS 3 infusion pump and has indicated its intention to discontinue service and maintenance of CADD-MS 3 infusion pumps on January 1, 2025. In addition, should components of the CADD-MS 3 pump become unavailable before January 1, 2025, Smiths Medical’s ability to service and maintain such pumps may terminate earlier than anticipated. For instance, we are aware of a shortage of a critical component of the CADD-MS 3 infusion pump that may cause the number of CADD-MS 3 infusion pumps available for the administration of Treprostinil Injection to be depleted prior to January 1, 2025. In the event the specialty pharmacies are unable to access sufficient quantities of operable pumps or in the event we are unable to identify or develop a new pump prior to the current pumps becoming unavailable, the commercial success of Treprostinil Injection may be adversely affected.
●	Sales of Treprostinil Injection are dependent on market acceptance of generic treprostinil for parenteral administration and the medical devices used for administration of Treprostinil Injection, including the Smiths Medical infusion pumps, any future pumps that we develop, and the RG Cartridge, by patients, health care providers and by third-party payors, while interactions with these persons and entities are subject to compliance requirements. The commercial success of Treprostinil Injection may also be impacted by increasing generic competition which may result in declining prices for Treprostinil Injection.
●	We expect that we will need further financing for our existing business and future growth, which may not be available on acceptable terms, if at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations. The failure to obtain further financing may also prevent us from capitalizing on other potential product candidates or indications which may be more profitable than YUTREPIA and/or L606 or for which there may be a greater likelihood of success.
●	We face significant competition from large pharmaceutical companies, among others, in developing our products and in gaining regulatory approval to bring them to market in time to achieve commercial success, and our operating results will suffer if we are unable to compete effectively, including if one or more such products have a superior product profile to YUTREPIA and/or L606.
●	Our financing facility with Healthcare Royalty Partners IV, L.P., or HCR, requires mutual agreement of both HCR and us in order to draw down on the facility. HCR may not agree to make additional advances pursuant to the facility. Failure to receive further funding from HCR may result in our having insufficient financing for our existing business plan. Our financing facility with HCR also contains operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in HCR taking possession and disposing of any collateral.
●	Our products may not achieve market acceptance.
●	Our product candidates are based on proprietary, novel technology, which have not been used to manufacture any products that have been previously approved by the FDA, making it difficult to predict the time and cost of development and of subsequently obtaining final regulatory approval. In addition, we may experience unexpected challenges as we ramp up our manufacturing capacity to meet demand or during commercial manufacturing, which may result in our inability to supply sufficient quantities of product to meet demand.
●	Our business and operations may be adversely affected by the effects of health epidemics, including the COVID-19 pandemic.

●	We may not be able to build a commercial operation, including establishing and maintaining marketing and sales capabilities or entering into agreements with third parties to market and sell our drug products.
●	We depend on third parties for clinical and commercial supplies, including single suppliers for the active ingredient, the device, encapsulation and packaging of YUTREPIA and single suppliers for the drug product and device for L606. In the event of any disruption in these supplies, our ability to develop and commercialize, and the timeline for commercialization of, YUTREPIA and/or L606 may be adversely affected.
●	We rely on third parties to conduct our preclinical studies and clinical trials.
●	We may become involved in litigation to protect our intellectual property, to enforce our intellectual property rights or to defend against claims of intellectual property infringement by third parties, which could be expensive, time-consuming and may not be successful.
●	We depend on skilled labor, and our business and prospects may be adversely affected if we lose the services of our skilled personnel, including those in senior management, or are unable to attract new skilled personnel.
●	We expect that the market price of our common stock may be volatile, and you may lose all or part of your investment.
●	As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the trading price of our shares.

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

We are subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations. We expect to incur significant expenses and may incur significant operating losses for the foreseeable future as we advance product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. In addition, if we obtain marketing approval for any of our product candidates, we would incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. If we have not received full FDA approval and begun product sales of YUTREPIA or are unable to access additional capital by the date of issuance of our second quarter 2024 financial statements, there could be substantial doubt about our ability to continue as a going concern as of that date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Even if our development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales. The future viability of our company may depend on our ability to raise additional capital to finance our future operations. We may seek additional funding through public or private financings, debt financing or collaboration. Our inability to obtain funding, when needed, would have a negative impact on our financial condition and ability to pursue our business strategies.

We have a history of losses and our future profitability remains uncertain.

We have incurred net losses of $78.5 million during the year ended December 31, 2023, and $41.0 million and $34.6 million during the years ended December 31, 2022 and 2021, respectively. We also had negative operating cash flows for each of these periods. As of December 31, 2023, we had an accumulated deficit of $429.1 million.

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

If we need additional financing and fail to obtain financing on terms that are favorable to us, we will not be able to implement our growth plans, and we may be required to significantly curtail, delay or discontinue one or more of our research, development or manufacturing programs or the commercialization of any approved product. Furthermore, if we need additional financing and fail to obtain additional financing on terms that are acceptable to us, we may forgo or delay the pursuit of opportunities presented by other potential product candidates or indications that may later prove to have greater commercial potential than the product candidates and indications that we have chosen to pursue.

Our financing facility with HCR requires mutual agreement of both HCR and us in order to draw down on our financing facility, contains operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in HCR taking possession and disposing of any collateral.

Our financing facility with Healthy Care Royalty Partners, L.P. (“HCR”) contains restrictions that limit our flexibility in operating our business. Under the terms of the Revenue Interest Financing Agreement, amended, (the “RIFA”), HCR has agreed to pay us an aggregate investment amount of up to $100.0 million (the “Investment Amount”). Under the terms of the RIFA, $32.5 million of the Investment Amount was funded in January 2023 at the initial closing, $10.0 million of the Investment Amount was funded in July 2023 in connection with our entry into a license agreement with Pharmosa, $25.0 million of the Investment Amount was funded in January 2024, and additional tranches of $10.0 million and $22.5 million of the Investment Amount will be funded fifteen business days after the mutual agreement of HCR and us to fund such amount. In the event we and HCR do not mutually agree to the funding of the third and/or fourth tranche of the Investment Amount, we will be unable to draw the full amount of the Investment Amount. In addition, under the terms of the RIFA, we may not, among other actions, without the prior written consent of HCR, (a) pay any dividends or make any other distribution or payment or redeem, retire or purchase any capital stock, except in certain prescribed circumstances, (b) create, incur, assume, or be liable with respect to any indebtedness except certain permitted indebtedness, or make or permit any payment on any indebtedness, except under certain limited circumstances, or (c) make any sale, transfer, out-license, lease or other disposition of any property or any economic interest, other than certain limited exceptions. Additionally, we are required (i) during the period from January 1, 2024 through December 31, 2024, to maintain at all times a minimum cash balance of $7.5 million, and (ii) during all periods after December 31, 2024, to maintain at all times a minimum cash balance of $15.0 million. Our obligations under the RIFA are collateralized by all of our assets and property, subject to limited exceptions.

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

We are using the net proceeds of our financing facility with HCR, our January 2024 private placement, our December 2023 public equity offering and prior public and private equity offerings to support the development and commercialization of YUTREPIA, including the potential commercial launch of YUTREPIA in the event of final FDA approval, the commercialization of Treprostinil Injection, the development and servicing of pumps for the administration of Treprostinil Injection, the development of L606, and for general corporate purposes. Our management has broad discretion in the application of such proceeds and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish cash flows available to service our obligations to HCR, cause the value of our equity to decline and delay the development of our product candidates. Pending their use, we may invest such proceeds in short-term, investment-grade, interest-bearing securities, which may not yield favorable returns.

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

The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions could materially affect our tax obligations.

For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the year incurred and instead requires taxpayers to capitalize and subsequently amortize such expenditures over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. In January 2024, the U.S. House of Representatives passed the Tax Relief for American Families and Workers Act, which would retroactively repeal for 2022 and 2023, and defer until 2026, the requirement to capitalize research and development expenditures for research activities conducted in the United States. Uncertainty exists as to whether the bill will be enacted into law. As another example, in August 2022, the Inflation Reduction Act of 2022 was enacted, and, among other things, included a new 15% alternative minimum tax on the adjusted financial statement income of certain large corporations for tax years beginning after December 31, 2022. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes could adversely impact our business, results of operations and financial position.

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

Sandoz holds the FDA approval, or the ANDA, for and controls Treprostinil Injection and is responsible among other things for the compliant manufacture, distribution, labeling, and advertising of Treprostinil Injection. Our role is one of a specialized service provider to Sandoz. As a result, we are dependent on Sandoz to manufacture and supply Treprostinil Injection, and dependent on Sandoz for the continued FDA compliance of Treprostinil Injection. We do not have control over Sandoz’s compliance with laws and regulations applicable to drug manufacturers and ANDA holders (for example, applicable current good manufacturing practices, or cGMPs; FDA labeling, promotional labeling, and advertising requirements; pharmacovigilance and adverse event reporting; and other ongoing FDA reporting and submission requirements), nor over its compliance with healthcare compliance and fraud, waste, and abuse laws, or similar regulatory requirements and other laws and regulations, such as those related to environmental health and safety matters. In addition, we have no control over the ability of Sandoz to maintain adequate quality control, quality assurance and qualified personnel, or other personnel with roles related to the regulatory compliance of Treprostinil Injection and its labeling, promotion, and advertising or of Sandoz’s activities in relation to government healthcare programs. If the FDA or a comparable foreign regulatory authority finds deficiencies with the manufacture or quality assurance of Treprostinil Injection or identifies safety or efficacy concerns related to Treprostinil Injection, or if Sandoz otherwise is unable to comply with applicable laws, regulations and standards, Sandoz’s ability to manufacture, sell and supply Treprostinil Injection could be limited.

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

In addition, to administer Treprostinil Injection through subcutaneous injection, patients currently must use the CADD-MS 3 infusion pump manufactured by Smiths Medical. Smiths Medical no longer manufactures the CADD-MS 3 infusion pump and has indicated that they will no longer support the CADD-MS 3 infusion pump after January 1, 2025. Moreover, in the event components of the CADD-MS 3 infusion pump become unavailable prior to January 1, 2025, Smiths Medical may be unable to service pumps that require a replacement of such components. For instance, there is a shortage of a critical component of the CADD-MS 3 infusion pump that has caused the number of CADD-MS 3 infusion pumps available for the administration of Treprostinil Injection to be limited. Due to this limitation in the availability of pumps, specialty pharmacies are not currently placing new patients on subcutaneous Treprostinil Injection therapy in order to preserve the available pumps for those patients already receiving subcutaneous administration of Treprostinil Injection. Until we are able to obtain a pump to replace the CADD-MS 3, the number of patients that can receive subcutaneous administration of Treprostinil Injection will continue to be constrained, which would continue to adversely affect sales of Treprostinil Injection.

We are seeking to work with third parties to develop or procure other pumps that can be used to administer Treprostinil Injection in the future. For example, we have entered into an agreement with Sandoz and Mainbridge to develop a new pump that can be used to administer Treprostinil Injection in the future. Such pumps will require FDA 510(k) clearance before they can be sold. There is no guarantee that we or our partners will receive FDA 510(k) clearance for any such pumps or, even if they do receive FDA 510(k) clearance for any such pumps, that they will do so in a timely manner. If we are unable to identify, develop and obtain any required FDA clearance for new pumps for the subcutaneous and intravenous administration of Treprostinil Injection prior to the unavailability of the CADD-MS 3, we may no longer be able to serve patients with Treprostinil Injection through the subcutaneous route of administration.

Failure by us or third parties to successfully develop or supply the medical equipment or to obtain or maintain regulatory approval or clearance of such medical equipment could negatively impact the market acceptance of and sales of Treprostinil Injection.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

Our cash is held in non-interest-bearing and interest-bearing accounts at multiple banking institutions that may exceed the Federal Deposit Insurance Corporation, or the FDIC insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. For example, the FDIC took control of Silicon Valley Bank, where we previously held all of our cash and cash equivalents, on March 10, 2023. The Federal Reserve subsequently announced that account holders would be made whole, and we were able to move substantially all of our cash and cash equivalents to another financial institution. However, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business.

Risks Related to the Commercialization of our Product Candidates and Generic Treprostinil Injection

United Therapeutics has initiated lawsuits against us in which it claims that YUTREPIA is infringing its patents and that we have misappropriated its trade secrets and has initiated a lawsuit against the FDA challenging the FDA’s acceptance of our amended NDA for YUTREPIA for review, which may result in our company being further delayed in its efforts to commercialize YUTREPIA.

We are developing YUTREPIA under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. Accordingly, under the Hatch-Waxman Amendments to the Food, Drug and Cosmetic Act, we were required to, in the NDA for YUTREPIA, certify that patents listed in the Orange Book for Tyvaso are invalid, unenforceable or will not be infringed by the manufacture, use or sale of YUTREPIA. Two of these patents are U.S. Patent No. 9,604,901 (the “‘901 Patent”), entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®”, and U.S. Patent No. 9,593,066 (the “‘066 Patent”), entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®”, both of which are owned by United Therapeutics. A notice of the paragraph IV certification was required to be provided to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. In June 2020, United Therapeutics, as the holder of such patents, asserted a patent challenge directed to the ‘901 Patent and the ‘066 Patent by filing a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:20-cv-00755-RGA) (the “Original Hatch-Waxman Litigation”).

In July 2020, the U.S. Patent and Trademark Office (the “USPTO”) issued U.S. Patent No. 10,716,793 (the “‘793 Patent”), entitled “Treprostinil Administration by Inhalation”, to United Therapeutics. In July 2020, United Therapeutics filed an amended complaint in the Original Hatch-Waxman Litigation asserting infringement of the ‘793 Patent by the practice of YUTREPIA.

In June 2021, the Court held a claim construction hearing. Based on the Court’s construction of the claim terms, United Therapeutics filed a stipulation of partial judgment with respect to the ‘901 Patent in December 2021 under which United Therapeutics agreed to the entry of judgment of our non-infringement of the ‘901 Patent. United Therapeutics did not file an appeal with respect to the ‘901 Patent.

Trial proceedings in the Original Hatch-Waxman Litigation were held in March 2022. In August 2022, Judge Andrews, who was presiding over the Original Hatch-Waxman Litigation, issued an opinion that claims 1, 2, 3, 6 and 9 of the ‘066 Patent were invalid, that the remaining asserted claims of the ‘066 Patent were not infringed by us, and that all of the asserted claims of the ‘793 Patent were both valid and infringed by us, based on the arguments we presented in the Original Hatch-Waxman Litigation. In September 2022, Judge Andrews entered a final judgment in the Original Hatch-Waxman Litigation that incorporated the findings from his opinion and ordered that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the ’793 Patent, which will be in 2027. Both we and United Therapeutics appealed Judge Andrews’ decision to the United States Court of Appeals for the Federal Circuit. On July 24, 2023, the United States Court of Appeals for the Federal Circuit affirmed Judge Andrews’ decision with respect to both the ‘066 Patent and the ‘793 Patent.

In March 2020, we filed two petitions for inter partes review with the Patent Trial and Appeal Board, or the PTAB, of the USPTO. One petition was for inter partes review of the ‘901 Patent, seeking a determination that the claims in the ‘901 Patent are invalid, and a second petition is for inter partes review of the ‘066 Patent, seeking a determination that the claims in the ‘066 Patent are invalid. In October 2020, the PTAB instituted an inter partes review of the ‘901 Patent and concurrently denied institution on the ‘066 Patent, stating that the ‘066 petition has not established a reasonable likelihood that it would prevail in showing that at least one of the challenged claims is unpatentable. In October 2021, the PTAB issued a final written decision concluding that seven of the claims in the ‘901 patent were unpatentable, leaving only the narrower dependent claims 6 and 7, both of which require actual storage at ambient temperature of treprostinil sodium. In November 2021, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘901 patent. The rehearing request was denied in June 2022. In August 2022, United Therapeutics appealed the decision of the PTAB with respect to the ‘901 Patent to the United States Court of Appeals for the Federal Circuit. Oral argument was held in February 2024, and the appeal remains pending.

In January 2021, we filed a petition with the PTAB for inter partes review of the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. In August 2021, the PTAB instituted an inter partes review of the ‘793 Patent, finding that we had demonstrated a reasonable likelihood that we would prevail with respect to showing that at least one challenged claim of the ‘793 Patent is unpatentable as obvious over the combination of certain prior art cited by us in our petition to the PTAB. In July 2022, the PTAB ruled in our favor, concluding that based on the preponderance of the evidence, all the claims of the ‘793 Patent have been shown to be unpatentable. In August 2022, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘793 Patent. The rehearing request was denied in February 2023. In April 2023, United Therapeutics appealed the decision of the PTAB with respect to the ‘793 Patent to the United States Court of Appeals for the Federal Circuit. In December 2023, the United States Court of Appeals for the Federal Circuit affirmed the earlier decision by the PTAB, which found all claims of the ‘793 Patent to be unpatentable due to the existence of prior art cited by us in inter partes review proceedings. As a result of this decision by the United States Court of Appeals for the Federal Circuit, in December 2023, we filed a motion for Judge Andrews to set aside the injunction he issued in the Original Hatch-Waxman Litigation. The motion has been fully briefed and remains pending. In January 2024, United Therapeutics filed a request for rehearing of the decision by the United States Court of Appeals for the Federal Circuit. The request for rehearing was denied on March 12, 2024. United Therapeutics has the right to file a petition for a writ of certiorari to seek an appeal with the United States Supreme Court, but no such petition has been filed to date.

In connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, we provided a new notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed a second complaint for patent infringement against us in the U.S. District Court for the District of Delaware (Case No. 1:23-cv-00975-RGA) (the “New Hatch-Waxman Litigation”), again asserting infringement by the Company of the ‘793 Patent. In November 2023, the U.S. Patent and Trademark Office (the USPTO) issued U.S. Patent No. 11,826,327, or the ‘327 Patent, entitled “Treatment for Interstitial Lung Disease”, to United Therapeutics. On November 30, 2023, United Therapeutics filed an amended complaint in the New Hatch-Waxman Litigation asserting infringement of the ‘327 Patent by the practice of YUTREPIA based on the amended NDA. In January 2024, we filed an answer, counterclaims and a partial motion to dismiss the claims related to the ‘793 Patent as a result of the decision by the United States Court of Appeals for the Federal Circuit to affirm the PTAB’s finding that the ’793 patent is unpatentable. In February 2024, United Therapeutics stipulated to the dismissal of the claims in the New Hatch-Waxman Litigation related to the ‘793 Patent. In February 2024, United Therapeutics also filed a motion seeking a preliminary injunction to prevent us from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA for the treatment of PH-ILD. Briefing on the motion for preliminary injunction is ongoing, and the motion remains pending.

Although we do not believe United Therapeutics is entitled to a new 30-month stay or a preliminary injunction in connection with the New Hatch-Waxman Litigation, it is possible that the Court could rule that a new mandatory 30-month delay has been triggered with respect to the approval of the 505(b)(2) NDA application or that a preliminary injunction is warranted.

In February 2024, United Therapeutics also filed a lawsuit against the FDA, challenging the FDA’s acceptance of our amended NDA for review (the “FDA Litigation”). On March 4, 2024, United Therapeutics filed a motion for a temporary restraining order in the FDA Litigation, seeking to enjoin the FDA from approving our NDA for YUTREPIA with respect to the indication to treat PH-ILD. Briefing on the motion for a temporary restraining order is ongoing, and the motion remains pending. Although we do not believe the arguments of United Therapeutics have merit, it is possible that the Court could rule that the FDA must reject the amendment to the YUTREPIA NDA to add PH-ILD to the label, in which case we may be required to later file a supplement to our NDA to add PH-ILD to the label.

In addition, United Therapeutics may seek to assert newly issued patents against us, including U.S. Patent Number 11,723,887, and may seek to enjoin the FDA from granting final approval to YUTREPIA or enjoin us from launching YUTREPIA through one or more additional legal proceedings.

As a result of this litigation, we may be subject to significant delay and incur substantial additional costs in litigation before we are able to commercialize YUTREPIA, if at all. In addition, if United Therapeutics is successful in any of its appeals or requests for rehearing, we may be unable to commercialize YUTREPIA until the expiration of United Therapeutics’ patents, which could materially harm our business. Also, if United Therapeutics is successful in obtaining a preliminary injunction or temporary restraining order in the New Hatch-Waxman Litigation or the FDA Litigation, we could be limited to commercializing YUTREPIA only for the PAH indication for an extended time period.

In December 2021, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, alleging that we and a former United Therapeutics employee, who later joined us as an employee many years after terminating his employment with United Therapeutics, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. In January 2024, our co-defendant in the lawsuit filed a motion to dismiss all claims. The motion is being briefed and remains pending. Fact discovery in the case has concluded, and expert discovery is in process.

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

We face significant competition from industry players worldwide, including large multi-national pharmaceutical companies, other emerging or smaller pharmaceutical companies, as well as universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as a larger research and development staff and more experience in manufacturing and marketing, than we do. As a result, these companies may obtain marketing approval for their product candidates more quickly than we are able to and/or be more successful in commercializing their products, including generic treprostinil products, than us. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaboration arrangements with large, established companies. We may also face competition as a result of advances in the commercial applicability of new technologies and greater availability of capital for investment in such technologies. Our competitors may also invest heavily in the discovery and development of novel drug products that could make our product candidates less competitive or may file FDA citizen petitions or other correspondence with the FDA which may delay the approval process for our product candidates. Furthermore, our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, pharmaceutical products that are easier to develop, more effective or less costly than any product candidates that we are currently developing or that we may develop. Our competitors may also succeed in asserting existing patents or developing new patents, including patents that may issue from patent applications that are currently being pursued by United Therapeutics, to which we do not have a license, in an attempt to prevent us from marketing our products. These competitors may also compete with us in recruiting and retaining qualified sales personnel.

Any new drug product that competes with a prior approved drug product must demonstrate advantages in safety, efficacy, tolerability or convenience in order to overcome price competition and to be commercially successful. Our products, if and when approved, are expected to face competition from drug products that are already on the market, as well as those in our competitors’ development pipelines. We expect that our lead program, YUTREPIA, an inhaled treprostinil therapy for the treatment of PAH and PH-ILD, and L606, a nebulized, liposomal formulation of treprostinil for treatment of PAH and PH-ILD, will face competition from the following inhaled prostacyclin analog therapies that are either currently marketed or in clinical development:

●	Tyvaso (treprostinil), marketed by United Therapeutics, has been approved for the treatment of PAH in the United States since 2009 and for PH-ILD since 2021. Tyvaso is the reference listed drug in our NDA for YUTREPIA. Following patent litigation, United Therapeutics and Watson Pharmaceuticals reached a settlement whereby Watson Pharmaceuticals will be permitted to enter the market with a generic version of Tyvaso beginning on January 1, 2026.
●	Tyvaso DPI (treprostinil), licensed from MannKind by United Therapeutics, is a dry-powder formulation of treprostinil that was approved for the treatment of PAH and PH-ILD in the United States in May 2022.
●	Treprostinil Palmitil Inhalation Powder (TPIP), is a dry-powder formulation of a treprostinil prodrug being developed by Insmed. Insmed announced the completion of an initial Phase 1 study in February 2021 which demonstrated that TPIP was generally safe and well tolerated, with a pharmacokinetic profile that supports once-daily dosing. Insmed initiated Phase 2 trials studying patients diagnosed with PAH and PH-ILD in May 2021 and December 2022, respectively. If the TPIP clinical program is successful in demonstrating less frequent dosing with similar efficacy and safety to YUTREPIA and Tyvaso DPI, then TPIP has the potential to be viewed as a more attractive option and may take market share rapidly.
●	Ventavis® (iloprost), marketed by Actelion, a division of Johnson & Johnson, has been approved for the treatment of PAH in the United States since 2004.

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

In addition to treprostinil-based therapies, other classes of therapeutic agents for the treatment of PAH include the following:

●	IP-agonists, such as selexipag, marketed by Actelion, and ralinepeg, licensed from Arena Pharmaceuticals, Inc. by United Therapeutics, which is currently in clinical development.

●	Endothelin receptor antagonists, such as bosentan and macitentan, both marketed by Actelion, and ambrisentan, marketed by Gilead. Generic versions of bosentan and ambrisentan are currently available.
●	PDE-5 inhibitors, such as tadalafil, marketed by United Therapeutics, and sildenafil, marketed by Pfizer Inc. Generic versions of both tadalafil and sildenafil are currently available.
●	Soluble guanylate cyclase (sGC) stimulator, such as riociguat marketed by Bayer.

We are also aware of several other agents in clinical development that are exploring mechanisms of action which, if approved, could impact the standard of care for treating PAH and/or PH-ILD in the United States, including programs from Merck & Co. Inc., Gossamer Bio, Inc. and Aerovate Therapeutics, Inc., among others. For example, Merck & Co’s injectable sotatercept is an investigational, potential first-in-class molecule that targets the proliferation of cells in the pulmonary arterial wall and is being reviewed by the FDA for approval in 2024. If approved, it is possible that it may be used prior to prostacyclin therapies, which may have an adverse effect on the market potential for YUTREPIA and/or L606.

There are a number of competitors seeking marketing approval and/or regulatory exclusivity with respect to products that are or would be competitive to our product candidate. Thus, we face the risk that one of our competitors will be granted marketing approval and/or regulatory exclusivity before we are able to obtain FDA approval for our product candidate. In that case, as stated above, there is the possibility that such a competitor would be able to prevent us from obtaining approval of and marketing our product candidate until the expiration of the competitor’s term of FDA regulatory exclusivity, which could be a term of three years for so-called New Clinical Investigation exclusivity, or could conceivably be for longer periods of time if the competitor is successful in being granted other forms of FDA regulatory exclusivity which might include, for example, Orphan Disease Designation exclusivity (seven years), New Chemical Entity exclusivity (five years), or Pediatric exclusivity (six months beyond other existing exclusivities or patent terms). United Therapeutics has been granted New Clinical Investigation exclusivity for Tyvaso through March 31, 2024 for the indication of treatment of PH-ILD to improve exercise ability. Until the expiration of this exclusivity, we will be unable to receive FDA approval for YUTREPIA for the indication of treatment of PH-ILD to improve exercise ability. In the event United Therapeutics sought and was able to obtain one or more regulatory exclusivities with respect to Tyvaso DPI, it could significantly delay our ability to obtain final approval for YUTREPIA. Even if the FDA does not recognize any new regulatory exclusivity for United Therapeutics, United Therapeutics could challenge the FDA’s decision and seek an injunction to prevent approval of YUTREPIA in on or more indications until such challenge has been decided.

In addition, if one of our competitors is granted marketing approval before we are able to obtain FDA approval for our product candidates, as was the case with respect to the approval of United Therapeutics’ Tyvaso DPI product, such competitors will be able to detail and market their products before we are able to do so, which may place us at a competitive disadvantage in the marketplace.

One or more products that are competitive with YUTREPIA could also obtain approval for additional indications or broader conditions of use. These additional indications and broader conditions of use could be protected by one or more regulatory exclusivities, preventing YUTREPIA from obtaining approval for the same indications or conditions of use. For instance, United Therapeutics is currently studying Tyvaso for the treatment of idiopathic pulmonary fibrosis, an indication for which it has received an orphan drug designation. Thus, even if YUTREPIA is approved, such competitive products could have a broader label than the initial label for YUTREPIA. If YUTREPIA has a narrower label than other competitive products, it may affect our ability to compete with such products.

The ability of competitors to utilize other regulatory incentive programs could also expedite their FDA review and approval timeline, which could result in their products reaching the market before our product candidate, and which could create further potential implications on exclusivity as noted above. For example, when a Priority Review Voucher is redeemed in connection with an NDA, the FDA’s goal review period would generally be expedited to six months, although this timeframe is not guaranteed.

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

There are risks involved with building and expanding our sales, marketing, and other commercialization capabilities. For example, recruiting and training a sales force is expensive and time-consuming. If the commercial launch of a drug candidate for which we recruit or have recruited a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Risks Related to the Development and Regulatory Approval of our Product Candidates

We are primarily dependent on the success of our product candidate, YUTREPIA, for which we received tentative approval from the FDA, and this product candidate may fail to receive final marketing approval (in a timely manner or at all) or may not be commercialized successfully.

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

We received tentative approval of our NDA for YUTREPIA for the treatment of PAH in November 2021. However, our receipt of tentative approval does not mean that we will receive final approval of our NDA for YUTREPIA in a timely manner or at all or that we will receive approval for other indications, such as PH-ILD. Expectations related to final FDA approval and projected product launch timelines are impacted by ongoing litigation following lawsuits filed by United Therapeutics. Judge Andrews issued an order in the Original Hatch-Waxman Litigation enjoining the FDA from issuing a final approval for the YUTREPIA NDA until the expiration of the ‘793 Patent in 2027. In December 2023, the United States Court of Appeals for the Federal Circuit affirmed the earlier decision by the PTAB, which found all claims of the ‘793 Patent to be unpatentable due to the existence of prior art cited by us in inter partes review proceedings. Although the PTAB’s decision has now been affirmed on appeal, Judge Andrews may need to lift his injunction before we are able to obtain final FDA approval for YUTREPIA. In December 2023, we filed a motion with Judge Andrews to set aside his injunction as a result of the decision by the United States Court of Appeals for the Federal Circuit. However, there are no assurances whether and when Judge Andrews would do so. In connection with an amendment to our NDA filed on July 24, 2023 to add PH-ILD as an indication for YUTREPIA, we provided a new notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed the New Hatch-Waxman Litigation, again asserting infringement by the Company of the ‘793 Patent, which lawsuit was amended on November 30, 2023, to add claims asserting infringement of the ‘327 Patent. Although the claims related to the ‘793 Patent were subsequently withdrawn and we do not believe United Therapeutics is entitled to a new 30-month stay or preliminary injunction in connection with the New Hatch-Waxman Litigation, it is possible that the Court could rule that a new mandatory 30-month delay has been triggered with respect to the approval of the 505(b)(2) NDA application or that we are enjoined from launching YUTREPIA for the treatment of PH-ILD. In February 2024, United Therapeutics also commenced the FDA Litigation, seeking to enjoin the FDA from approving our NDA for YUTREPIA with respect to the indication to treat PH-ILD. Although we do not believe United Therapeutics is entitled to any injunction or temporary restraining order in the FDA Litigation, it is possible that the Court could rule that the FDA must reject the amendment to the YUTREPIA NDA to add PH-ILD to the label, in which case we may be required to later file a supplement to our NDA to add PH-ILD to the label.

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

We cannot assure you that we will receive final marketing approval for YUTREPIA or L606 or, even if we do receive final marketing approval, the indications for which they will be approved. The FDA or comparable regulatory authorities in other countries may delay, limit or deny final approval of our product candidate for various reasons. For example, such authorities may disagree with the design, scope or implementation of our clinical trials, or with our interpretation of data from our preclinical studies or clinical trials. Further, there are numerous FDA personnel assigned to review different aspects of an NDA, and uncertainties can be presented by their ability to exercise judgment and discretion during the review process. During the course of review prior to final approval, the FDA may request or require additional preclinical, clinical, chemistry, manufacturing, and control (CMC) or other data and information or conduct additional inspections. If any additional issues were identified in such information requests or inspections, we may be delayed in obtaining final approval or may be unable to obtain final approval. Furthermore, responses to FDA’s requests may be time-consuming and expensive. Status as a combination product, as is the case for YUTREPIA and L606, may complicate or delay the FDA review process. Product candidates that the FDA deems to be combination products, such as YUTREPIA and L606, or that otherwise rely on innovative drug delivery systems, may face additional challenges, risks and delays in the product development and regulatory approval process. Additionally, the FDA could delay approval of YUTREPIA and/or L606 even if approvable after completing its review. For example, if a competing product comprised of an inhaled dry-powder formulation of treprostinil, such as Tyvaso DPI, is granted regulatory exclusivity, that could delay the final approval of YUTREPIA until said exclusivity expires. Moreover, the applicable requirements for approval may differ from country to country.

If we successfully obtain marketing approvals for YUTREPIA and/or L606, we cannot assure you that they will be commercialized in a timely manner or successfully, or at all. For example, they may not achieve a sufficient level of market acceptance, or we may not be able to effectively build our marketing and sales capabilities or scale our manufacturing operations to meet commercial demand. The successful commercialization of YUTREPIA and L606 will also, in part, depend on factors that are beyond our control. Therefore, we may not generate significant revenue from the sale of such products, even if approved. Any delay or setback we face in the commercialization of YUTREPIA and/or L606 may have a material and adverse effect on our business and prospects, which will adversely affect your investment in our company.

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

In addition, the FDA or an independent IRB may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submissions or the conduct of these trials. Therefore, we cannot provide any assurance or predict with certainty the schedule for future clinical trials. Although clinical data is an essential part of NDA filings, NDAs must also contain a range of additional data including CMC data to meet FDA standards for approval. In the event we do not ultimately receive final regulatory approval for YUTREPIA and/or L606, we may be required to terminate development of these product candidates.

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

Even if we obtain marketing approval, the FDA or comparable regulatory authorities in other countries may approve our product candidates for fewer or more limited indications than those for which we requested approval or may include safety warnings or other restrictions that may negatively impact the commercial viability of our product candidates. Likewise, regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials or other studies or the conduct of an expensive risk evaluation and mitigation strategies, or REMS, which could significantly reduce the potential for commercial success or viability of our product candidates. We also may not be able to find acceptable collaborators to manufacture our drug products, if and when approved, in commercial quantities and at acceptable prices, or at all.

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

The FDA may require us to perform additional clinical trials to support any change from the reference listed drug, which could be time-consuming and substantially delay our receipt of marketing approval. Also, as has been the experience of others in our industry, our competitors may file citizens’ petitions or other correspondence with the FDA to contest approval of our NDA, which may delay or even prevent the FDA from approving any NDA that we submit under the 505(b)(2) regulatory pathway. If an FDA decision or action relative to our product candidate, or the FDA’s interpretation of Section 505(b)(2) more generally, is successfully challenged, it could result in delays or even prevent the FDA from approving a 505(b)(2) application for our product candidates. Even if we are able to utilize the 505(b)(2) regulatory pathway, a drug approved via this pathway may be subject to the same post-approval limitations, conditions and requirements as any other drug.

In addition, we may face Hatch-Waxman litigation in relation to our NDAs submitted under the 505(b)(2) regulatory pathway, which may further delay or prevent the approval of our product candidates. The pharmaceutical industry is highly competitive, and 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a 505(b)(2) NDA. If the previously approved drugs referenced in an applicant’s 505(b)(2) NDA are protected by patent(s) listed in the Orange Book, the 505(b)(2) applicant is required to make a claim after filing its NDA or certain types of amendments to its NDA that each such patent is invalid, unenforceable or will not be infringed. The patent holder may thereafter bring suit for patent infringement, which will trigger a mandatory 30-month delay (or the shorter of dismissal of the lawsuit or expiration of the patent(s)) in approval of the 505(b)(2) NDA application. In addition, in the event the court in any such lawsuit finds that any claims of any of the asserted patents are both valid and infringed, the court would likely issue an injunction prohibiting approval of the product at issue until the expiration of the patent(s) found to have been infringed. For example, the YUTREPIA NDA was filed under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. Under the Hatch-Waxman Act, as a result of the litigation commenced by United Therapeutics in June 2020, the FDA was automatically precluded from approving the YUTREPIA NDA for up to 30 months. In August 2022, prior to the expiration of the 30-month stay, the Court found that the asserted claims of one of the patents, the ‘793 Patent, were both valid and infringed by the Company and ordered that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the ‘793 Patent. In December 2023, the United States Court of Appeals for the Federal Circuit affirmed the earlier decision by the PTAB, which found all claims of the ‘793 Patent to be unpatentable due to the existence of prior art cited by us in inter partes review proceedings. As a result of this decision by the United States Court of Appeals for the Federal Circuit, we have filed a motion with Judge Andrews seeking to set aside his injunction blocking final regulatory approval of YUTREPIA by the FDA. However, there are no assurances whether and when Judge Andrews would do so.

In connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, we provided a new notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed the New Hatch-Waxman Litigation, again asserting infringement by the Company of the ‘793 Patent, which lawsuit was amended on November 30, 2023, to add claims asserting infringement of the ‘327 Patent. Although the claims related to the ‘793 Patent were subsequently withdrawn and we do not believe United Therapeutics is entitled to a new 30-month stay in connection with the New Hatch-Waxman Litigation, it is possible that the Court could rule that a new mandatory 30-month delay has been triggered with respect to the approval of the 505(b)(2) NDA application.

In addition, United Therapeutics may seek to assert newly issued patents against us, including U.S. Patent Number 11,723,887, and may seek to enjoin the FDA from granting final approval to YUTREPIA or enjoin us from launching YUTREPIA.

It is also not uncommon for a manufacturer of an approved product, such as United Therapeutics, to file a citizen petition or other correspondence with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products or to take other actions, such as engaging in litigation with the FDA to enjoin approval of a competing product. If successful, such petitions, correspondence or litigation can significantly delay, or even prevent, the approval of the new product. For example, United Therapeutics is currently pursuing litigation under the Administrative Procedures Act, seeking to require the FDA to reject our amendment to the YUTREPIA NDA to add PH-ILD to the label. Even if the FDA ultimately denies such a petition or the actions requested in such correspondence and prevails in any related litigation, the FDA may substantially delay approval while it considers and responds to the petition or correspondence and is engaged in litigation or the FDA may be temporarily enjoined by a court from granting approval until the court has ruled on United Therapeutics’ requests.

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

In addition, Smiths Medical has indicated that they will no longer support the CADD MS-3 after January 1, 2025. We are relying upon Mainbridge for the development of new pumps for the subcutaneous administration of Treprostinil Injection to replace the CADD MS-3. In the event of any failure of Mainbridge to successfully develop such a pump, sales of Treprostinil Injection may be adversely affected.

For L606, we rely upon single sources of supply for the active pharmaceutical ingredient, manufacture of bulk drug product and packaging. Some of these suppliers are located in Taiwan. Although we are working to establish a secondary supply chain outside of Taiwan, if hostilities were to break out between Taiwan and China, we may be unable to secure a supply of L606. Also, we are currently evaluating devices to use for the administration of L606. If we are unable to identify a device to use for our L606 program, establish an agreement with the manufacturer of that device for the supply of such devices or obtain adequate quantities of that device in a timely manner or at all, we may be unable to successfully develop L606 or to do so in a timely manner.

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

In particular, under the Hatch-Waxman Act, the owner of patents listed on the Orange Book and referenced by an NDA applicant may bring patent infringement suit against the NDA applicant after receipt of the NDA applicant’s notice of paragraph IV certification. For example, in June 2020, United Therapeutics asserted a patent challenge directed to the Orange Book listed patents for Tyvaso by filing a complaint against us in the U.S. District Court for the District of Delaware, thereby triggering an automatic 30-month regulatory stay on final approval of the NDA for YUTREPIA. As a result of United Therapeutics’ patent challenge, the FDA was prohibited from approving the NDA for YUTREPIA until the expiration of the 30-month stay. In August 2022, prior to the expiration of the 30-month stay, the Court found that the asserted claims of one of the patents, the ‘793 Patent, were both valid and infringed by the Company and ordered that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the ‘793 Patent. However, in December 2023, the United States Court of Appeals for the Federal Circuit affirmed the earlier decision by the PTAB, which found all claims of the ‘793 Patent to be unpatentable due to the existence of prior art cited by us in inter partes review proceedings. As a result of this decision by the United States Court of Appeals for the Federal Circuit, in December 2023, we filed a motion for Judge Andrews to set aside the injunction he issued. If we are unable to have the injunction set aside, we may be subject to significant delay and incur substantial costs in litigation before we are able to commercialize YUTREPIA, if at all.

In addition, in connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, a new notice of the paragraph IV certification was provided to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, United Therapeutics filed the New Hatch-Waxman Litigation, in which it is seeking a preliminary injunction. Although we do not believe United Therapeutics is entitled to a new 30-month stay or preliminary injunction in connection with the New Hatch-Waxman Litigation, it is possible that the Court could rule that a new mandatory 30-month delay has been triggered with respect to the approval of the 505(b)(2) NDA application or that we are enjoined from commercializing YUTREPIA for the treatment of PH-ILD. In addition, United Therapeutics may seek to assert newly issued patents against us, including U.S. Patent Number 11,723,887, and may seek to enjoin the FDA from granting final approval to YUTREPIA or enjoin us from launching YUTREPIA, including through temporary restraining order they are seeking in the FDA Litigation.

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

We may experience unexpected challenges as we ramp up our manufacturing capacity to meet demand or during commercial manufacturing, which may result in our inability to supply sufficient quantities of product to meet demand.

The manufacturing process for our products is complex, due in part to strict regulatory requirements. A failure of our quality control systems in our facilities or those of our CMOs could cause problems to arise in connection with facility operations for a variety of reasons, including equipment malfunction, viral contamination, failure to follow specific manufacturing instructions, protocols and standard operating procedures, problems with raw materials or environmental factors. Such problems could affect production of a single batch or a series of batches, requiring the destruction of products, or could halt manufacturing operations altogether. For instance, as we scale up the manufacture of YUTREPIA, we are adjusting the speed and temperature at which our blister packs are sealed to reduce the risk of the product being exposed to moisture. Our failure to meet required quality standards may result in our failure to timely deliver products to our customers in sufficient quantities to meet demand, which in turn could damage our reputation for quality and service. Any such incident could, among other things, lead to increased costs, lost revenue, damage to our reputation and relationships with patients, health care providers and payers, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches. With respect to our commercial manufacturing, if problems are not discovered before the product is released to the market, we may be subject to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, civil sanctions, including monetary sanctions, and criminal actions. In addition, such issues could subject us to litigation, the cost of which could be significant.

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

As of March 11, 2024, 76,027,776 shares of our common stock were outstanding, of which 58,990,106 shares of common stock, or 77.6% of our outstanding shares as of March 11, 2024, are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act (“Rule 144”). The resale of the remaining 17,037,670 shares held by our stockholders as of March 11, 2024 is currently prohibited or otherwise restricted as a result of securities law provisions. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

As of March 11, 2024, the holders of 9,210.134 shares, or 12.1%, of our outstanding shares as of March 11, 2024, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including the employee stock purchase plan. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance or resale (as applicable), subject to lock-up agreements, if any.

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

The trading prices of the securities of pharmaceutical and biotechnology companies have been highly volatile. As such, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our common stock may be influenced by many factors, including:

●	results of any clinical trials of any product candidate we may develop, including L606, or those of our competitors;
●	the success of Sandoz’s Treprostinil Injection to which we have commercial rights to pursuant to the Promotion Agreement;
●	the market acceptance of the RG Cartridge for the subcutaneous administration of Treprostinil Injection;
●	whether Mainbridge is able to complete the development of a new pump for the subcutaneous administration of Treprostinil Injection and obtain FDA clearance on a timely basis or at all;
●	our cash resources;
●	the approvals or success of competitive products or technologies;
●	potential approvals of any product candidate we may develop, including YUTREPIA and L606, for marketing by the FDA or equivalent foreign regulatory authorities or any failure to obtain such approvals;
●	our involvement in significant lawsuits, such as stockholder litigation, litigation involving the FDA, including the FDA Litigation, or patent litigation, including inter partes review proceedings and Hatch-Waxman litigation with originator companies or others which may hold patents, including the ongoing litigation in connection with the patents that United Therapeutics has asserted against us;
●	regulatory or legal developments in the United States and other countries;
●	the results of our efforts to commercialize any product candidate we may develop, including YUTREPIA and L606, in the event we receive final approval from the FDA;
●	developments or disputes concerning patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 38.9% of our capital stock as of March 1, 2024. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of our board of directors (the “Board”), and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

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

As required by the Sarbanes Oxley Act and commencing with the fiscal year ended December 31, 2019, we were required to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. See Item 4. Controls and Procedures for additional information.

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

The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Annual Report on Form 10-K, such as the severity and duration of future outbreaks (including from the spread of COVID-19 variants or mutant strains), the duration and effect of business disruptions and the short-term effects, the administration, availability and efficacy of vaccination programs and the ultimate effectiveness of travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. We expect the impact of COVID-19 on the FDA’s operations will continue to evolve. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

In addition, to the extent the COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section and the “Risk Factors” sections of the documents incorporated by reference herein.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting geopolitical tensions.

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

In addition, on October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, Hamas launched extensive rocket attacks on Israeli population and industrial centers located along the Israeli border with the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas and launched an aerial bombardment of various targets within the Gaza Strip. The Israeli government subsequently called for the evacuation of over one million residents of the northern part of the Gaza Strip and initiated ground operations in the Gaza Strip. It is possible that other terrorist and/or regional organizations will join the hostilities as well, including Hezbollah in Lebanon, and Palestinian military organizations in the West Bank, resulting in a widening of the conflict. The intensity and duration of Israel’s current war against Hamas is difficult to predict as are such war’s economic implications on the global economy.

Furthermore, because of current geopolitical tensions, the Biden administration has recently signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy, signed on September 12, 2022, will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Moreover, there have been Congressional legislative proposals, such as the recent bill titled the Biosecure Act, to discourage contracting with Chinese companies on the development or manufacturing of pharmaceutical products. Any additional executive orders or legislative action regarding or potential sanctions on China could materially impact our current manufacturing partners.

Although our business has not been materially impacted by these geopolitical tensions to date, such matters may affect our business and it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

If the FDA or comparable regulatory authorities in other countries approve generic versions of our product candidates, or do not grant our product candidates a sufficient period of market exclusivity before approving their generic versions, our ability to generate revenue may be adversely affected.

Once an NDA is approved, the drug product covered will be listed as a reference listed drug in the FDA’s Orange Book. In the United States, manufacturers of drug products may seek approval of generic versions of reference listed drugs through the submission of abbreviated new drug applications, or ANDAs. In support of an ANDA, a generic manufacturer is generally required to show that its product has the same active pharmaceutical ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug. Generic drug products may be significantly less expensive to bring to market than the reference listed drug, and companies that produce generic drug products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug product, a significant percentage of the sales of any reference listed drug may be lost to the generic drug product.

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

We are subject to risks related to information technology systems, including cyber-security risks; successful cyber-attacks or technological malfunctions can result in, among other things, financial losses, the inability to process transactions, the unauthorized release of confidential information and reputational risk, all of which would negatively impact our business, financial condition or results of operations.

Our use of technology is critical to our continued operations. We are susceptible to operational, financial and information security risks resulting from cyber-attacks or technological malfunctions. Successful cyber-attacks or technological malfunctions affecting us, our CMOS or our business partners can result in, among other things, financial losses, the inability to process transactions, the unauthorized release of confidential or proprietary information and reputational risk. As cybersecurity threats continue to evolve, we may be required to use additional resources to continue to modify or enhance protective measures or to investigate security vulnerabilities, which could have a material adverse effect on our business, financial condition or results of operations.

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

In addition, we may be subject to transparency laws and patient privacy regulation by both the federal government and the states in which we conduct our business. We also plan to conduct clinical trials and may in the future conduct business in jurisdictions outside of the United States, which may cause us to become subject to transparency law and privacy regulations in those jurisdictions as well.

The laws that may affect our ability to operate include, but are not limited to, the following examples:

●	The federal Anti-Kickback Statute, or AKS, prohibits, among other things, persons and entities including pharmaceutical manufacturers from, among other things, knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for or the purchase, lease, or order of, or the arranging for an item or service for which payment may be made, in whole or in part, under federal healthcare programs such as the Medicare and Medicaid programs.
●	The federal civil and criminal false claims laws and civil monetary penalty laws impose a range of prohibitions and compliance considerations. For example, the False Claims Act, or the FCA, prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, claims for payment to, or approval by, the federal government that are false, fictitious or fraudulent or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Claims resulting from a violation of the federal AKS constitute a false or fraudulent claim for purposes of the FCA. Promotion that is deemed to be “off label” can be the basis of FCA exposure.
●	Federal law includes provisions (established under the Health Insurance Portability and Accountability Act of 1996) addressing healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Violations of these statutes is a felony and may result in fines, imprisonment or exclusion from governmental programs.
●	Privacy and data security laws may apply to our business. Under Section 5(a) of the Federal Trade Commission Act, the Federal Trade Commission expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. States may also impose requirements, for example the California Consumer Privacy Act created data privacy obligations for covered companies and providing privacy rights to California residents, including the right to opt out of certain disclosures of their information. In addition, if we engage in business activities outside of the United States, including clinical trials that we plan to conduct outside of the United States, we may become subject to privacy and data security laws in those additional jurisdictions in which we operate or conduct clinical trials.
●	The federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under government healthcare programs to annually report to the Centers for Medicare and Medicaid Services, or the CMS, information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Payments and transfers of value made to certain other providers such as nurse practitioners and physician assistants will also need to be reported under the Sunshine Act.
●	For both investigational and commercialized products, interactions with or communications directed to healthcare professionals, patients or patient- or disease-advocates or advocacy groups, and payors, are subject to heightened scrutiny by the FDA. Relative to nonpromotional communications, for example, there are specific and limited FDA accommodations for nonpromotional, truthful and non-misleading sharing of information regarding products in development and off-label uses including dissemination of peer-reviewed reprints, support of independent continuing medical education, and healthcare economic discussions with payors. In a competitive environment, a company’s communications about products in development may also be subject to heightened scrutiny.
●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to items or services reimbursed by any third-party payor, including commercial insurers, and in some cases may apply regardless of payor (i.e., even for self-pay scenarios). Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report pricing and marketing information, including, among other things, information related to payments to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives. Many of these state laws differ from each other in significant ways and may not have the same effect, and may apply more broadly or be stricter than their federal counterparts, thus complicating compliance efforts; and
●	Price reporting laws require the calculation and reporting of complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursements or discounts on our drug products. Participation in such programs and compliance with their requirements may subject us to increased infrastructure costs and potentially limit our ability to price our drug products.

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

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Individual states in the United States have become increasingly active in implementing regulations designed to contain pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. In response to the executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our ability to price our products appropriately, which could negatively impact our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

General Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our preclinical studies and clinical trials.

We currently rely on, and plan to continue to rely on, third-party contract research organizations, or CROs, to monitor and manage data for our preclinical studies and clinical trials. However, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable regulatory standards and our reliance on CROs does not relieve us of our regulatory responsibilities.

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

Climate change or legal, regulatory or market measures to address climate change may negatively affect our business, results of operations, cash flows and prospects.

We believe that climate change has the potential to negatively affect our business and results of operations, cash flows and prospects. We are exposed to physical risks (such as extreme weather conditions or rising sea levels), risks in transitioning to a low-carbon economy (such as additional legal or regulatory requirements, changes in technology, market risk and reputational risk) and social and human effects (such as population dislocations and harm to health and well-being) associated with climate change. These risks can be either acute (short-term) or chronic (long-term).

The adverse impacts of climate change include increased frequency and severity of natural disasters and extreme weather events such as hurricanes, tornados, wildfires (exacerbated by drought), flooding, and extreme heat. Extreme weather and sea-level rise pose physical risks to our facilities as well as those of our suppliers. Such risks include losses incurred as a result of physical damage to facilities, loss or spoilage of inventory, and business interruption caused by such natural disasters and extreme weather events. Other potential physical impacts due to climate change include reduced access to high-quality water in certain regions and the loss of biodiversity, which could impact future product development. These risks could disrupt our operations and its supply chain, which may result in increased costs.

New legal or regulatory requirements may be enacted to prevent, mitigate, or adapt to the implications of a changing climate and its effects on the environment. These regulations, which may differ across jurisdictions, could result in us being subject to new or expanded carbon pricing or taxes, increased compliance costs, restrictions on greenhouse gas emissions, investment in new technologies, increased carbon disclosure and transparency, upgrade of facilities to meet new building codes, and the redesign of utility systems, which could increase our operating costs, including the cost of electricity and energy used by us. Our supply chain would likely be subject to these same transitional risks and would likely pass along any increased costs to us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Integrated Risk Management

Management is responsible for the day-to-day management of the Company’s risk exposure, subject to the direction and objectives established by our Board of Directors (the “Board”). As an important component of the Company’s risk management process, management reviews risks from cybersecurity threats and the Company’s programs for evaluating, mitigating and educating its employees regarding cybersecurity risks. We employ a range of tools and services, including regular network and endpoint monitoring, managed detection and response, system patching, managed security services, server and endpoint scheduled backups, awareness training and testing, periodic vulnerability assessments and penetration testing, to update our ongoing cybersecurity risk identification and mitigation efforts.

As part of our cybersecurity risk management, we have adopted a cybersecurity incident response plan to identify and manage cybersecurity threats and incidents, including but not limited to those that touch on operational risk, intellectual property theft, reputational risks, fraud and extortion, harm to the personal identifying data of employees or customers, violations of laws, and other risks.  Under our cybersecurity incident response plan, we have appointed an incident response team, consisting of our Chief Executive Officer, Chief Financial Officer, General Counsel, head of information technology and head of human resources.  The incident response team, in connection with outside legal and cybersecurity advisors, is responsible for investigating suspected cybersecurity incidents, taking appropriate steps to contain, mitigate or resolve a cybersecurity incident and reporting findings to management.  In the event of a cybersecurity incident, our General Counsel is responsible for convening a materiality incident response team to assess the materiality of cybersecurity incidents meeting certain escalation criteria.

Engagement of Third-party Support

We engage third-party service providers to conduct evaluations of our security controls, whether through penetration testing, independent audits or consulting on best practices to address new challenges. These evaluations include testing both the design and operational effectiveness of cybersecurity controls.

Third-party Risk Management

We have adopted a third-party due diligence assessment policy to define the procedures for assessing and identifying risk from cybersecurity threats associated with the use of any third-party vendor who interacts with Liquidia’s technology infrastructure or Liquidia’s confidential, proprietary, or personally identifiable information.  Under this policy, cybersecurity risks are identified and evaluated as part of the selection and oversight of applicable third-party service providers.

Impact of Risks from Cybersecurity Threats

We do not believe that any of the risks from cybersecurity threats we have faced to date have materially affected the Company, our business strategy, results of operations or financial condition. However, as discussed under “Risk Factors” in Part I, Item 1A of this Annual Report, cybersecurity threats pose multiple risks to us, including potentially to our results of operations and financial condition. See Item 1A. Risk Factors - We are subject to risks related to information technology systems, including cyber-security risks; successful cyber-attacks or technological malfunctions can result in, among other things, financial losses, the inability to process transactions, the unauthorized release of confidential information and reputational risk, all of which would negatively impact our business, financial condition or results of operations.

Governance

Board Oversight of Cybersecurity Threats

The Board has oversight responsibility for the Company’s overall risk management framework. The Board, acting primarily through the Audit Committee, is also responsible for oversight of our risk management practices, including as to cybersecurity, while management is responsible for the day-to-day risk management processes. Through our Chief Executive Officer and other members of management, the Board receives periodic reports regarding the risks facing the Company, including as to cybersecurity risks. In addition, the Audit Committee assists the Board in its oversight role by receiving periodic reports regarding our risk and control environment, including by receiving regular reports regarding cybersecurity risks and initiatives.

Role of Management

Our management and information technology teams, collectively, have decades of experience in the areas of information technology, finance, legal, human resources, data privacy and risk management. Our internal information technology organization, overseen by our Chief Financial Officer (the “CFO”), is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. The day-to-day activities of our information technology organization are managed by our current head of information technology director, who has more than 20 years of experience in information technology systems and cybersecurity, including experience in safeguarding and monitoring networks and systems, responding to incidents, and reducing the risk of business exposure.  The information technology organization also engages legal and cybersecurity professionals with appropriate subject matter expertise in support of its cybersecurity efforts.  The information technology organization manages and continually enhances the Company’s enterprise security structure with the goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience to minimize the business impact should an incident occur.

In the event of a cybersecurity incident, the Company is equipped with an incident response plan that includes: (i) detection and analysis, (ii) containment and eradication, (iii) remediation and (iv) preparation for future incidents. Incident responses will be led by our incident response team and supported by Legal, Compliance and other functions as appropriate. Our CFO provides regular updates to the Audit Committee concerning the Company’s technology and cybersecurity programs, associated risks and the Company’s efforts to help mitigate those risks.

Item 2. Properties.

Our corporate headquarters is located in Morrisville, North Carolina, and consist of approximately 45,000 square feet of space under a lease that expires on October 31, 2026 and includes an option for us to renew for an additional five years through October 31, 2031, as amended. The primary use of this location is general office, laboratory, research and development and light manufacturing. We believe that our facilities are adequate for our current needs. However, we will continue to seek additional space as needed to accommodate our growth.

Item 3. Legal Proceedings.

For information on our legal proceedings, see Note 15 “Legal Proceedings” included in our financial statements beginning on page F-30 of this Annual Report on Form 10-K.

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

Holders

As of March 1, 2024, there were 55 record holders of our common stock, based upon information received from our transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers. We estimate that there are more than 1,000 beneficial owners of our common stock.

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

We did not repurchase any of our securities during the year ended December 31, 2023.

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

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two-year period ended December 31, 2023 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, results of operations, and cash flows. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2023, as compared to the year ended December 31, 2022. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended the year ended December 31, 2023 and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

We are a biopharmaceutical company focused on the development, manufacture, and commercialization of products that address unmet patient needs, with current focus directed towards rare cardiopulmonary diseases such as pulmonary arterial hypertension (“PAH”) and pulmonary hypertension associated with interstitial lung disease (“PH-ILD”). We operate through our wholly owned operating subsidiaries, Liquidia Technologies, Inc. (“Liquidia Technologies”) and Liquidia PAH, LLC (“Liquidia PAH”), formerly known as RareGen, LLC (“RareGen”).

We currently generate revenue pursuant to a promotion agreement between Liquidia PAH and Sandoz Inc. (“Sandoz”), dated as of August 1, 2018, as amended (the “Promotion Agreement”), sharing profit derived from the sale of Sandoz’s substitutable generic treprostinil injection (“Treprostinil Injection”) in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. We employ a targeted sales force calling on physicians and hospital pharmacies involved in the treatment of PAH and PH-ILD in the United States, as well as key stakeholders involved in the distribution and reimbursement of medicines to treat these patients. We established our commercial presence in the field to support Treprostinil Injection, and have since expanded our presence to support the launch of YUTREPIA upon final approval, further validating our reputation as a company committed to supporting PAH and PH-ILD patients.

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

Our lead product candidate is YUTREPIA for the treatment of PAH and PH-ILD. YUTREPIA is an inhaled dry powder formulation of treprostinil designed with PRINT to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low effort dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labeled doses of current inhaled therapies. In November 2021, the United States Food and Drug Administration (“FDA”) tentatively approved our New Drug Application (“NDA”) for YUTREPIA for the treatment of PAH. In July 2023, we filed an amendment to our NDA to add PH-ILD to the label for YUTREPIA. Final FDA approval of

YUTREPIA can occur for both PAH and PH-ILD after the new clinical investigation exclusivity granted to Tyvaso in PH-ILD expires on March 31, 2024.

We are also developing L606, an investigational, liposomal formulation of treprostinil administered twice-daily with a short-duration next-generation nebulizer, which we licensed from Pharmosa Biopharm. L606 is currently being evaluated in an open-label study in the United States for treatment of PAH and PH-ILD with a planned pivotal study for the treatment of PH-ILD.

Since our inception, we have incurred significant operating losses. Our net loss was $78.5 million and $41.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $429.1 million. We expect to incur significant expenses and operating losses for the foreseeable future as we conduct clinical development of product candidates and seek regulatory approval and prepare for commercialization of any approved product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if our development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales. Additionally, the Revenue Interest Financing Agreement with HealthCare Royalty Partners IV, L.P. (“HCR”) dated January 9, 2023, as amended (the “RIFA”) contains fixed quarterly payments and minimum cash covenants that require us to maintain cash and cash equivalents in an amount at least equal to $7.5 million during the calendar year beginning on January 1, 2024 and at least equal to $15.0 million for the remainder of the payment term after the calendar year ended December 31, 2024.

Our future funding requirements will be heavily determined by the timing of the potential commercialization of YUTREPIA and the resources needed to support the development of our product candidates. We may require additional capital to fund operations as well as to pursue in-licenses or acquisitions of other product candidates. If we determine we require but are unable to obtain additional funding, we could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.

Although we expect to continue to generate operating losses for the foreseeable future, we believe that based on our current operating plan, excluding any future YUTREPIA product revenue, our cash and cash equivalents will be sufficient to fund operations, capital expenditures, and RIFA quarterly fixed payment requirements and allow us to remain in compliance with our minimum cash covenants pursuant to the RIFA for at least twelve months from the issuance date of these consolidated financial statements. If we have not received full FDA approval and begun product sales of YUTREPIA or are unable to access additional capital by the date of issuance of our second quarter 2024 financial statements, there could be substantial doubt about our ability to continue as a going concern as of that date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Recent Events

Fourth Amendment to Revenue Interest Financing Agreement

On January 3, 2024, we entered into the Fourth Amendment to the RIFA pursuant to which HCR moved $25.0 million from the third tranche to the second tranche, such that HCR will have funded a total of $35.0 million under the second tranche. The additional $25.0 million from the second tranche was funded on January 4, 2024. The remaining third tranche of $10.0 million and fourth tranche of $22.5 million can be funded in the future upon the mutual agreement of both parties. See Note 12 for further information.

Private Placement

On January 4, 2024, we entered into a Common Stock Purchase Agreement with Legend Aggregator, LP, for the sale by us in a private placement (the “2024 Private Placement”) of an aggregate of 7,182,532 shares of our common stock at a purchase price of $10.442 per share. The 2024 Private Placement closed on January 8, 2024, and we received gross proceeds of approximately $75.0 million, before deducting offering costs of less than $0.1 million.

Components of Statements of Operations

Revenue

We primarily generate revenue pursuant to the Promotion Agreement, under which we receive a 50% share in the profit derived from the sale of Treprostinil Injection in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. In May 2021, Liquidia PAH’s manufacturing partner, Chengdu Shifeng Medical Technologies LTD (“Chengdu”) began selling the RG Cartridge, which may be used to supply medications to PAH patients with the CADD-MS 3 pump manufactured by Smiths Medical ASD, Inc. We are aware of shortages of critical components of the CADD-MS 3 pump that have caused the number of CADD-MS 3 infusion pumps available for the subcutaneous administration of Treprostinil Injection to be limited. Due to this limitation in the availability of pumps, specialty pharmacies are not currently placing new patients on to subcutaneous Treprostinil Injection therapy in order to preserve the available pumps for those patients already receiving subcutaneous administration of Treprostinil Injection. In December 2022, we entered into a Device Development and Supply Agreement (the “Pump Development Agreement”) with Mainbridge Health Partners, LLC (“Mainbridge”) and Sandoz. The Pump Development Agreement provides for the cooperation between us, Sandoz and Mainbridge to develop a new pump that is suitable for the subcutaneous administration of Treprostinil Injection. Mainbridge will perform all development, validation and testing activities required for the pump and related consumables in anticipation of submitting a 510(k) clearance application for the pump to the FDA in the first half of 2024. Future revenue will continue to be impacted until new components or alternative pumps are available.

Cost of Revenue

Cost of revenue consists of (i) an allocation of the cost of our sales force associated with calling on physicians and hospital pharmacies involved in the treatment of PAH with Treprostinil Injection, as well as key stakeholders involved in the distribution and reimbursement of Treprostinil Injection and (ii) amortization of the intangible asset associated with the Promotion Agreement. We amortize the intangible asset associated with the Promotion Agreement in a manner consistent with our recognition of the related revenue.

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the development of our product candidates. We expense research and development costs as incurred. These expenses include:

●	expenses incurred under agreements with contract research organizations as well as investigative sites and consultants that conduct our clinical trials and preclinical studies;
●	manufacturing process development and scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial materials and commercial materials unless objective and persuasive evidence exists that regulatory approval subsequent commercialization of a product candidate is probably and where we also expect the future economic benefit from the sales of the product candidate to be realized;
●	outsourced professional scientific development services;
●	employee-related expenses, which include salaries, benefits and stock-based compensation for personnel in research and development functions;
●	expenses relating to regulatory activities, including filing fees paid to regulatory agencies;
●	laboratory materials and supplies used to support our research activities;

●	costs of acquired product licenses and related technology rights where there is no alternative future use; and
●	allocated facility-related costs.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. In the near term we expect that our research and development expenses to increase as we complete manufacturing activities, conduct existing clinical trials, and initiate potential clinical trials. However, levels of research and development spending are highly dependent upon the selection and progression of product candidates. The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from any of our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project as a result of many factors, including:

●	the number of clinical sites included in the trials;
●	the length of time required to enroll suitable patients;
●	the number of patients that ultimately participate in the trials;
●	the number of doses patients receive;
●	the duration of patient follow-up; and
●	the results of our clinical trials.

Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, or our ability to manufacture and supply product, we could be required to expend significant additional financial resources and time on the completion of clinical development. Drug commercialization can take several years and millions of dollars in development costs.

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

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations:

	Year Ended
	December 31,		$	%
	2023	2022	Change	Change
Revenue	$17,488	$15,935	$1,553	10%
Costs and expenses:
Cost of revenue	2,888	2,859	29	1%
Research and development	43,242	19,435	23,807	122%
General and administrative	44,742	32,411	12,331	38%
Total costs and expenses	90,872	54,705	36,167	66%
Loss from operations	(73,384)	(38,770)	(34,614)	89%
Other income (expense):
Interest income	3,466	1,090	2,376	218%
Interest expense	(6,273)	(2,338)	(3,935)	168%
Loss on extinguishment of debt	(2,311)	(997)	(1,314)	132%
Total other expense, net	(5,118)	(2,245)	(2,873)	128%
Net loss and comprehensive loss	$(78,502)	$(41,015)	$(37,487)	91%

Revenue

Revenue was $17.5 million for the year ended December 31, 2023, compared with $15.9 million for the year ended December 31, 2022. Revenue related primarily to the Promotion Agreement. The increase of $1.6 million was primarily due to favorable gross-to-net chargeback, rebate, and managed care adjustments offset by the impact of lower sales quantities as compared to the prior year.

Cost of Revenue

Cost of revenue was $2.9 million for the year ended December 31, 2023, compared with $2.9 million for the year ended December 31, 2022. Cost of revenue related to the Promotion Agreement as noted above. During the fourth quarter of 2024, our sales force expanded in size, however, this increase was offset by a decrease in amortization.

Research and Development Expenses

Research and development expenses were $43.2 million for the year ended December 31, 2023 compared with $19.4 million for the year ended December 31, 2022. The increase of $23.8 million or 122% was driven largely by the $10.0 million upfront license fee payment to Pharmosa for the exclusive license in North America to develop and commercialize L606. We incurred an additional $2.6 million in expenses related to our L606 program during the year ended December 31, 2023. Expenses related to our YUTREPIA program increased by $6.3 million from $6.7 million during the year ended December 31, 2022 to $13.0 million during the year ended December 31, 2023 primarily due to increased manufacturing activities related to pre-launch commercial supply and the startup of our ASCENT study during 2023. Personnel and consulting expenses, including stock compensation expense, increased $5.1 million primarily due to increased headcount to support the potential commercialization of YUTREPIA.

General and Administrative Expenses

General and administrative expenses were $44.7 million for the year ended December 31, 2023, compared with $32.4 million for the year ended December 31, 2022. The increase of $12.3 million or 38% was primarily due to a $9.8 million increase in personnel and consulting expenses, including stock-based compensation, and a $1.4 million increase in commercial expenses in preparation for the potential commercialization of YUTREPIA.

Other Income (Expense)

Total other expense, net was $5.1 million for the year ended December 31, 2023, compared with $2.2 million for the year ended December 31, 2022. The increase of $2.9 million was primarily due to a $3.9 million increase in interest expense attributable to the higher borrowings under the RIFA as compared to balances outstanding under the A&R SVB LSA and a $1.3 million increase in loss on extinguishment of debt due offset by a $2.4 million increase in interest income attributable to higher money market yields. The year ended December 31, 2023 included a $2.3 million loss on extinguishment of debt related to repayment of the A&R SVB LSA in January 2023. The year ended December 31, 2022 included a $1.0 million loss on extinguishment of debt related to the refinance of our long-term debt with SVB in January 2022.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, the issuance of convertible notes, and revenue interest financing. Our principal uses of cash have been for working capital requirements and capital expenditures. As of December 31, 2023, we had cash and cash equivalents of $83.7 million, stockholders’ equity of $47.3 million, and an accumulated deficit of $429.1 million.

In January 2024, we sold 7,182,532 shares of our common stock in a private placement (the “2024 Private Placement”) at a purchase price of $10.442 per share for gross proceeds of approximately $75.0 million, before deducting offering expenses of less than $0.1 million.

In December 2023, we sold 3,491,620 shares of our common stock in an underwritten registered public offering at an offering price of $7.16 per share for gross proceeds of approximately $25.0 million, before deducting offering costs of approximately $1.9 million.

In December 2023, we also entered into a common stock purchase agreement with Roger Jeffs, our Chief Executive Officer, for the sale by us in a private placement of an aggregate of 139,665 shares of our common stock at a purchase price of $7.16 per share for gross proceeds of approximately $1.0 million.

In January 2023, we entered into a Revenue Interest Financing Agreement with HealthCare Royalty Partners IV, L.P. (“HCR”), as amended (the “RIFA”), pursuant to which HCR has agreed to pay us an aggregate investment amount of up to $100.0 million (the “Investment Amount”). $32.5 million of the Investment Amount was funded on January 27, 2023 (the “Initial Investment Amount”), $22.2 million of which was used to satisfy in full and retire the Company’s indebtedness with Silicon Valley Bank with the excess proceeds funded to the Company. An additional $10.0 million of the Investment Amount was funded on July 27, 2023 (the “Second Tranche Amount”), which was used to fund payment of the $10.0 million upfront license fee due under the Pharmosa License Agreement. $25.0 million of the Investment Amount was funded on January 4, 2024. See “Recent Events” above for further information.

In April 2022, we sold 11,274,510 shares of our common stock in an underwritten registered public offering at an offering price of $5.10 per share for net proceeds of approximately $54.5 million from the sale of the shares, after deducting the underwriting discounts and commissions and other offering expenses.

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

Our primary uses of capital are, and we expect will continue to be, compensation and related personnel expenses, clinical costs, manufacturing process development costs, external research and development services, laboratory and related supplies, regulatory expenses, legal costs, administrative and overhead costs and repayments under the RIFA. We also expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution as we prepare to potentially receive regulatory approval for YUTREPIA. Our future funding requirements will be heavily determined by the timing of the potential commercialization of YUTREPIA and the resources needed to support the development of our product candidates.

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

Cash Flows

The following table summarizes our sources and uses of cash:

	Year Ended
	December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(41,564)	$(28,588)
Investing activities	(11,288)	(587)
Financing activities	43,248	64,964
Net increase (decrease) in cash and cash equivalents	$(9,604)	$35,789

Operating Activities

Net cash used in operating activities increased $13.0 million to $41.6 million for the year ended December 31, 2023, from $28.6 million for the year ended December 31, 2022. The increase was primarily due to $21.0 million higher net loss adjusted for non-cash items offset by unfavorable working capital changes of $8.0 million.

Investing Activities

Net cash used in investing activities was $11.3 million for the year ended December 31, 2023 compared to $0.6 million for the year ended December 31, 2022. During the year ended December 31, 2023, we made a $10.0 million upfront license fee payment to Pharmosa for the exclusive license in North America to develop and commercialize L606 and paid $1.3 million for the acquisition of property, plant and equipment. During the year ended December 31, 2022, net cash used in investing activities related to property, plant and equipment purchases.

Financing activities

Net cash provided by financing activities was $43.2 million during the year ended December 31, 2023 compared with $65.0 million provided by financing activities the year ended December 31, 2022. During the year ended December 31, 2023, we received $41.7 million net proceeds from the revenue interest financing agreement of which $22.2 million was used to repay existing indebtedness with Silicon Valley Bank, $24.2 million aggregate net proceeds from the sale of common stock in a public offering and a public private placement, and $1.2 million from the issuance of common stock under stock incentive plans. These inflows were offset by $1.7 million in payments under the RIFA and $0.1 million in principal payments on our finance leases. During the year ended December 31, 2022, we received $54.5 million net proceeds from the sale of common stock, $9.3 million excess proceeds from the refinancing of long-term debt, and $1.1 million from the issuance of common stock under stock incentive plans.

Contractual Obligations and Commitments

Milestone and Royalty Obligations

Under the UNC License Agreement, the Company is obligated to pay UNC royalties equal to a low single digit percentage of all net sales of drug products whose manufacture, use or sale includes any use of the technology or patent rights covered by the UNC License Agreement, including YUTREPIA.

In March 2012, we entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to our manufacturing capabilities during the term of the agreement. We agreed to pay future contingent milestones and royalties, totaling no more than $1.5 million, $0.2 million of which was accrued as of December 31, 2023.

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

On July 14, 2023, the Company entered into an Amended and Restated Commercial Manufacturing Services and Supply Agreement with Lonza Tampa LLC. Pursuant to the terms of the Agreement, Lonza provides us with manufacturing and storage services for YUTREPIA inhalation powder. We will deliver bulk treprostinil powder, manufactured using our proprietary PRINT® technology, and Lonza will encapsulate and package the Product. Under the terms of the Agreement, we have agreed that upon any Termination for FDA Rejection or Termination for FDA Delay, we would reimburse Lonza for 50% of its documented out-of-pocket expenditures for any capital equipment that is purchased by Lonza after the effective date of the Agreement to perform the services for us, not to exceed $2.5 million in the aggregate. As of December 31, 2023, we had non-cancelable commitments with Lonza Tampa LLC for product manufacturing costs of approximately $4.1 million for the year ending December 31, 2024.

In addition, we have entered into a multi-year supply agreement with LGM Pharma, LLC (“LGM”) to produce active pharmaceutical ingredients for YUTREPIA. Under our supply agreement with LGM, we are required to provide rolling forecasts, a portion of which will be considered a binding, firm order, subject to an annual minimum purchase commitment of $2.7 million for the term of the agreement. As of December 31, 2023, we have incurred and paid the full annual purchase commitment for 2023 of $2.7 million. The agreement expires five years from the first marketing authorization approval of YUTREPIA.

Concurrently with the execution of the Pharmosa License Agreement, we also entered into an Asset Transfer Agreement with Pharmosa pursuant to which Pharmosa will transfer its inventory of physical materials.

Lease Obligations

We have operating lease obligations including rental amounts due on leases of certain laboratory, manufacturing and office space and equipment under the terms of non-cancelable operating leases. These leases expire at various times through October 2026. Minimum operating lease payments are $1.3 million in 2024, $1.4 million in 2025, and $1.2 million in 2026.

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

Revenue Interest Financing Agreement

We recognized a liability related to amounts received in January 2023 and July 2023 pursuant to the RIFA with HCR under ASC 470-10, Debt and ASC 835-30 Interest - Imputation of Interest. The liability will be accreted under the effective interest method based upon the estimated amount of future payments to be made pursuant to the RIFA. The issuance costs were recorded as a deduction to the carrying amount of the liability and will be amortized under the effective interest method over the estimated period in which the liability will be repaid. If the timing or amounts of any estimated future payments change, we will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs. A significant increase or decrease in these estimates could materially impact the liability balance and related interest expense. There were no significant changes to the effective interest rate since initial recognition of the liability.

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2023, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, with the participation of the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption from such requirement for smaller reporting companies.

Item 9B. Other Information.

During the fourth quarter of 2023, the following Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted or terminated by our directors and/or executive officers (as defined in Section 16 of the Exchange Act):

Name	Title	Date of Adoption of Rule 10b5-1 Trading Arrangement(1)	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold
Roger A. Jeffs, Ph.D.	Chief Executive Officer and Director	12/15/2023(2)	Until final settlement of any covered RSU or PSU	Indeterminable(3)
Michael Kaseta	Chief Operating Officer and Chief Financial Officer	12/15/2023(2)	Until final settlement of any covered RSU or PSU	Indeterminable(3)
Russell Schundler	General Counsel and Secretary	12/15/2023(2)	Until final settlement of any covered RSU or PSU	Indeterminable(3)
Rajeev Saggar, M.D.	Chief Medical Officer	12/15/2023(2)	Until final settlement of any covered RSU or PSU	Indeterminable(3)
Scott Moomaw	Chief Commercial Officer	12/15/2023(2)	Until final settlement of any covered RSU or PSU	Indeterminable(3)
Jason Adair	Chief Business Officer	12/15/2023(2)	Until final settlement of any covered RSU or PSU	Indeterminable(3)
(1)	Date of adoption of Rule 10b5-1 trading arrangements is in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations.
(2)

The first trade pursuant to the Rule 10b5-1 trading arrangement will be, in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations, on a date after the date of adoption of the Rule 10b5-1 trading arrangement.

(3)

The number of shares of common stock subject to covered restricted stock units (“RSUs”) or performance stock units (“PSUs”) that will be sold to satisfy applicable tax withholding obligations upon vesting is unknown as the number will vary based on the extent to which vesting conditions are satisfied, the market price of our common stock at the time of settlement and the potential future grant of additional RSUs or PSUs subject to this arrangement. This trading arrangement, which applies to RSUs or PSUs whether vesting is based on the passage of time and/or the achievement of performance goals, provides for the automatic sale of shares that would otherwise be issuable on each settlement date of a covered RSU or PSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable withholding obligation.

During the fourth quarter of 2023, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation: Executive Officers” contained in our definitive proxy statement for our 2024 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2023.

Information required to be disclosed by this Item about our Board is incorporated into this Annual Report on Form 10-K by reference from the section entitled “The Class III Director Election Proposal” contained in our definitive proxy statement for our 2024 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2023.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Delinquent Section 16(a) Reports” contained in our definitive proxy statement for our 2024 annual meeting of stockholders, if applicable, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2023.

Information required to be disclosed by this Item about our Board, the Audit Committee of our Board, our audit committee financial expert, our code of conduct, as amended, or our Code of Conduct, and other corporate governance matters is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Liquidia Corporate Governance” contained in our definitive proxy statement for our 2024 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2023.

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

Item 11. Executive Compensation.

Information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation” contained in our definitive proxy statement for our 2024 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2023:

	Number of			Number of
	securities			securities
	to be issued upon			remaining
	exercise of		Weighted-average	available for
	outstanding		exercise price of	future issuance
	options,		outstanding	under equity
	warrants and		options, warrants	compensation
Plan Category	rights		and rights(1)	plans
Equity compensation plans approved by security holders	7,903,175	(2)	$5.14	779,474	(3)
Equity compensation plans not approved by security holders	1,670,762	(4)	$3.22	26,650
Total	9,573,937	(2)	$4.80	806,124
(1)	Represents the weighted-average exercise price of outstanding stock options only.
(2)	Includes an aggregate of (i) 434,891 option shares assumed by Liquidia Corporation under the Liquidia Technologies, Inc. 2018 Long-Term Incentive Plan, (ii) 135,574 option shares assumed by Liquidia Corporation under the Liquidia Technologies, Inc. 2016 Equity Incentive Plan, as amended, and (iii) 83,188 option shares assumed by Liquidia Corporation under the Liquidia Technologies, Inc. Stock Option Plan, as amended.
(3)	Includes an aggregate of (i) 72,337 shares available for issuance under the Liquidia Corporation 2020 Long-Term Incentive Plan (the “2020 Plan”). On January 1, 2024, an additional 2,745,183 shares of common stock were added to the shares authorized for issuance under the 2020 Plan, pursuant to an “evergreen” provision contained therein. Pursuant to such provision, on January 1 of each year through 2030, the number of shares authorized for issuance under the 2020 Plan is automatically increased by a number equal to four percent of the outstanding shares of common stock as of the end of our immediately preceding fiscal year, or any lesser number of shares of common stock determined by our Board or Compensation Committee of our Board and (ii) 707,137 shares available for issuance under the Liquidia Corporation 2020 Employee Stock Purchase Plan (“ESPP”). On January 1, 2024 an additional 150,000 shares of common stock were added to the shares authorized for issuance under the ESPP, pursuant to an “evergreen” provision contained therein. Pursuant to such provision, on January 1 of each year through 2030, the number of shares authorized for issuance under the ESPP is automatically increased by the lesser of (a) 1.0% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, (b) 150,000 shares, or (c) an amount determined by the Board of Directors.
(4)	Includes an aggregate of (i) 1,392,362 nonstatutory stock option shares with an exercise price equal to $3.00 granted to Damian deGoa, our former Chief Executive Officer and a current director, on December 14, 2020 (the “deGoa Option”), which remain outstanding and exercisable during Mr. deGoa’s Board tenure, and (ii) 278,400 nonstatutory stock option shares issued under the Liquidia Corporation 2022 Inducement Plan. These options shares were granted outside of the 2020 Plan as an inducement material to acceptance of employment with our company and are subject to nonstatutory stock option agreements. The options were approved by the Compensation Committee of the Board in compliance with and in reliance on Nasdaq Listing Rule 5635(c)(4).

The remaining information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in our definitive proxy statement for our 2024 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Certain Relationships and Related Party Transactions” and “Liquidia Corporate Governance” contained in our definitive proxy statement for our 2024 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Principal Accounting Fees and Services” contained in our definitive proxy statement for our 2024 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2023.

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
3.2

Certificate of Amendment of Certificate of Incorporation of Liquidia Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2023).

3.3	Bylaws of Liquidia Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).
4.1	Form of Specimen Common Stock Certificate of Liquidia Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).
4.2

Form of Warrant to Purchase Shares of Preferred Stock, issued by Liquidia Technologies, Inc. in January 2017 and February 2017 (incorporated by reference to Exhibit 4.4 to Liquidia Technologies, Inc.’s Registration Statement on Form S-1, filed with the SEC on June 28, 2018).

4.3

Warrant to Purchase Stock, issued February 26, 2021, by Liquidia Corporation to Silicon Valley Bank (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 3, 2021).

4.4

Warrant to Purchase Stock, dated as of January 7, 2022, by and between Liquidia Corporation and Silicon Valley Bank (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 11, 2022).

4.5

Warrant to Purchase Stock, dated as of January 7, 2022, by and between Liquidia Corporation and SVB Innovation Credit Fund VIII, L.P. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 11, 2022).

4.6

Warrant to Purchase Stock, dated as of January 7, 2022, by and between Liquidia Corporation and Innovation Credit Fund VIII-A L.P. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 11, 2022).

4.7*	Description of Securities of the Company.
10.1#

Liquidia Technologies, Inc. Stock Option Plan (2004), as amended, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.1 to Liquidia Technologies, Inc.’s Annual Report on Form 10-K, filed with the SEC on February 26, 2019).

10.2#

Liquidia Technologies, Inc. 2016 Equity Incentive Plan, as amended, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to Liquidia Technologies, Inc.’s Registration Statement on Form S-1, filed with the SEC on June 28, 2018).

10.3#

Liquidia Technologies, Inc. 2018 Long-Term Incentive Plan, and forms of award agreements thereunder (incorporated by reference to Exhibit 99.3 to Liquidia Technologies, Inc.’s Registration Statement on Form S-8, filed with the SEC on July 26, 2018).

10.4#***	Liquidia Corporation 2020 Long-Term Incentive Plan.
10.5#	Amendment to the Liquidia Corporation 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2022).
10.6#***	Form of Restricted Stock Units Agreement under the Liquidia Corporation 2020 Long-Term Incentive Plan.
10.7#***	Form of Restricted Stock Units Agreement (Performance-Based) under the Liquidia Corporation 2020 Long-Term Incentive Plan.
10.8#***	Form of Incentive Stock Option Agreement under the Liquidia Corporation 2020 Long-Term Incentive Plan.
10.9#***	Form of Non-Qualified Stock Option Agreement under the Liquidia Corporation 2020 Long-Term Incentive Plan.
10.10#	Liquidia Corporation 2022 Inducement Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2022).
10.11#

Form of Stock Option Grant Notice and Stock Option Agreement under the Liquidia Corporation 2022 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2022).

10.12#

Form of Indemnification Agreement with the Company’s executive officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K12B, filed with the SEC on November 18, 2020).

10.13

Litigation Funding and Indemnification Agreement, dated as of November 17, 2020, by and between RareGen, LLC and PBM RG Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B, filed with the SEC on November 18, 2020).

10.14

Purchase Agreement by and between Liquidia Corporation and Roger Jeffs, dated December 12, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 14, 2023).

10.15

Common Stock Purchase Agreement, dated as of January 4, 2024, by and between Liquidia Corporation and the Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2024).

10.16

Registration Rights Agreement, dated as of January 4, 2024, by and between Liquidia Corporation and the Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2024).

10.17++

Revenue Interest Financing Agreement, dated as of January 9, 2023, by and among Liquidia Technologies, Inc., Healthcare Royalty Partners IV, L.P., and HCR Collateral Management, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 20, 2023).

10.18

First Amendment to Revenue Interest Financing Agreement, dated as of April 17, 2023, by and among Liquidia Technologies, Inc., Healthcare Royalty Partners IV, L.P., and HCR Collateral Management, LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2023).

10.19++***	Second Amendment to Revenue Interest Financing Agreement, dated as of June 28, 2023, by and between Liquidia Technologies, Inc. and Healthcare Royalty Partners IV, L.P.
10.20++***	Third Amendment to Revenue Interest Financing Agreement, dated as of July 27, 2023, by and between Liquidia Technologies, Inc. and Healthcare Royalty Partners IV, L.P.
10.21++

Fourth Amendment to Revenue Interest Financing Agreement, dated as of January 3, 2024, by and between Liquidia Technologies, Inc. and Healthcare Royalty Partners IV, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2024).

10.22

Research License Agreement, dated as of March 31, 2023, by and between Liquidia Technologies, Inc. and Glaxo Group Limited. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2023).

10.23+

Amended and Restated License Agreement, dated as of December 15, 2008, by and between Liquidia Technologies, Inc. and The University of North Carolina at Chapel Hill (incorporated herein by reference to Exhibit 10.17 to Liquidia Technologies, Inc.’s Registration Statement on Form S-1, filed with the SEC on June 28, 2018).

10.24+

First Amendment to Amended and Restated License Agreement, dated as of June 8, 2009, by and between Liquidia Technologies, Inc. and The University of North Carolina at Chapel Hill (incorporated herein by reference to Exhibit 10.18 to Liquidia Technologies, Inc.’s Registration Statement on Form S-1, filed with the SEC on June 28, 2018).

10.25

6th Amendment to Amended and Restated License Agreement, dated as of June 10, 2016, by and between Liquidia Technologies, Inc. and The University of North Carolina at Chapel Hill (incorporated herein by reference to Exhibit 10.19 to Liquidia Technologies, Inc.’s Registration Statement on Form S-1, filed with the SEC on June 28, 2018).

10.26+

Manufacturing Development and Scale-up Agreement, dated as of March 19, 2012, by and between Liquidia Technologies, Inc. and Chasm Technologies, Inc. (incorporated herein by reference to Exhibit 10.20 to Liquidia Technologies, Inc.’s Registration Statement on Form S-1, filed with the SEC on June 28, 2018).

10.27+

1st Amendment to Manufacturing Development and Scale up Agreement, dated as of May 25, 2017, by and between Liquidia Technologies, Inc. and Chasm Technologies, Inc. (incorporated herein by reference to Exhibit 10.21 to Liquidia Technologies, Inc.’s Registration Statement on Form S-1, filed with the SEC on June 28, 2018).

10.28#

Nonstatutory Stock Option Inducement Award Agreement, dated as of December 15, 2020, by and between the Company and Damian deGoa (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2020).

10.29#

Separation Agreement and General Release, dated as of January 31, 2022, by and between Liquidia Technologies, Inc. and Damian deGoa (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 4, 2022).

10.30#

Executive Employment Agreement, dated as of January 3, 2022, by and between Liquidia Corporation and Roger A. Jeffs, Ph.D. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2022).

10.31#

Executive Employment Agreement, dated as of November 30, 2020, by and between Liquidia Technologies, Inc. and Michael Kaseta (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 1, 2020).

10.32#

Executive Employment Agreement, dated as of June 13, 2022, by and between Liquidia Technologies, Inc. and Rajeev Saggar (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2022).

10.33

Cooperation Agreement by and among the Company, Liquidia Technologies, Inc., PBM Capital Finance, LLC and PD Joint Holdings, LLC Series 2016-A, dated as of June 29, 2020 (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.34

Cooperation Agreement by and among the Company, Liquidia Technologies, Inc. and Serendipity BioPharma LLC, dated as of June 29, 2020 (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.35#	Liquidia Corporation 2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).
10.36#

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

10.39

Lease Agreement, dated as of June 29, 2007, by and between Liquidia Technologies, Inc. and Durham KTP Tech 4, LLC, as amended (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

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

10.43++

Third Amendment to Promotion Agreement, dated as of November 18, 2022 by and between Liquidia PAH, LLC and Sandoz Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 20, 2023).

10.44

Fourth Amendment to Promotion Agreement, dated as of March 10, 2023, by and between Liquidia PAH, LLC and Sandoz Inc (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2023).

10.45

Joint Development Agreement, dated May 3, 2019, between RareGen, LLC and Carelife USA Inc. (incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.46++

LIQ861 API Supply Agreement, dated as of January 10, 2020, by and among LGM Pharma LLC, Yonsung Fine Chemicals Co. Ltd. and Liquidia Technologies, Inc. (incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2022).

10.47++***	Amended and Restated Commercial Manufacturing Services and Supply Agreement, dated July 13, 2023, by and between Liquidia Technologies, Inc. and Lonza Tampa LLC.
10.48++

Device Development and Supply Agreement, dated as of December 1, 2022, by and among Mainbridge Health Partners, LLC, Sandoz Inc. and Liquidia PAH, LLC (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 20, 2023).

10.49++***	License Agreement, dated as of June 28, 2023, by and between Liquidia Technologies, Inc. and Pharmosa Biopharm Inc.
10.50++***	Asset Transfer Agreement, dated as of June 28, 2023, by and between Liquidia Technologies, Inc. and Pharmosa Biopharm Inc.
10.51++***	Supply Agreement, dated May 22, 2023, by and between Liquidia Technologies, Inc. and Plastiape SpA.
14.1*	Liquidia Corporation Code of Conduct.
19.1	Liquidia Corporation Insider Trading Policy (included in Exhibit 14.1).

21.1*	Subsidiaries of Liquidia Corporation.
23.1*	Consent of PricewaterhouseCoopers LLP, independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#

Liquidia Corporation Policy for Recovery of Erroneously Awarded Incentive Compensation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2023).

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

*** Previously filed and filed herewith.

#	Indicates management contract or compensatory plan.
(c)	Not applicable

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liquidia Corporation

Date: March 13, 2024	By:	/s/ Roger A. Jeffs, Ph.D.
	Name:	Roger A. Jeffs, Ph.D.
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Roger A. Jeffs, Ph.D.	Chief Executive Officer and Director	March 13, 2024
Roger A. Jeffs, Ph.D.	(Principal Executive Officer)

/s/ Michael Kaseta	Chief Operating Officer and Chief Financial Officer	March 13, 2024
Michael Kaseta	(Principal Financial and Accounting Officer)

/s/ Dr. Stephen Bloch	Chairman of the Board of Directors	March 13, 2024
Dr. Stephen Bloch

/s/ Damian deGoa	Director	March 13, 2024
Damian deGoa

/s/ Katherine Rielly-Gauvin	Director	March 13, 2024
Katherine Rielly-Gauvin

/s/ Dr. Joanna Horobin	Director	March 13, 2024
Dr. Joanna Horobin

/s/ David Johnson	Director	March 13, 2024
David Johnson

/s/ Arthur Kirsch	Director	March 13, 2024
Arthur Kirsch

/s/Paul B. Manning	Director	March 13, 2024
Paul B. Manning

/s/ Raman Singh	Director	March 13, 2024
Raman Singh

LIQUIDIA CORPORATION

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Liquidia Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Liquidia Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and may require additional capital to fund operations. Management’s evaluation of the events and conditions and management’s plans to mitigate this matter are also described in Note 1.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Interest Financing Payable

As described in Note 12 to the consolidated financial statements, during 2023 the Company entered into a revenue interest financing agreement (“RIFA”) with HealthCare Royalty Partners IV, L.P. (HCR) and HealthCare Royalty Management, LLC, for an aggregate investment amount of up to $100.0 million made available in four tranches.  As consideration for the investment amount and pursuant to the RIFA, the Company has agreed to pay HCR either a) quarterly fixed payments and a one-time fixed payment or b) a tiered royalty on the Company’s annual net revenue after the first commercial sale of its product, YUTREPIA (the “Revenue Interests”). The Company is currently required to make certain fixed quarterly payments to HCR which include an additional amount on a ratable basis to reflect the funding of additional amounts by HCR under the RIFA and a one-time fixed payment. If the Third Investment Amount is funded, the applicable tiered percentage will range from 3.60% to 10.28% on the first $250 million on annual net revenue, 1.44% to 4.11% on the next $250 million in annual net revenue, and 0.36% to 1.03% on all annual net revenue in excess of $500 million. The specific royalty rate within such ranges will depend upon the total amount advanced by HCR and the achievement of a certain annual net revenue threshold for the calendar year 2025. Management recorded the total funds received from HCR of $42.5 million under the terms of the RIFA as a liability. The issuance costs, consisting primarily of legal fees, totaled $0.9 million and were recorded as a deduction of the carrying amount of the liability and are being amortized under the effective interest method over the estimated period the liability will be repaid. Management estimated the total amount of payments over the life of the RIFA to determine the interest expense to record to accrete the liability to the amount ultimately due. For the year ended December 31, 2023, management estimated an effective annual interest rate of approximately 17% inclusive of RIFA interest accretion and debt issuance cost amortization. Over the course of the RIFA, the effective annual interest rate is expected to be affected by changes in forecasted payments. On a quarterly basis, management will reassess the expected amount and timing of payments, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed. The Company recognized accretion of $6.0 million for the year ended December 31, 2023. The current and long-term portions of the RIFA payable recognized as of December 31, 2023 were $2.6 million and $43.4 million, respectively.

The principal considerations for our determination that performing procedures relating to the revenue interest financing payable is a critical audit matter are (i) the significant judgment by management when developing the estimates of future payments and the related accretion and (ii) a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence related to management’s determination of the accounting treatment of  the transaction and estimates of future payments and the related accretion.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the estimates of future payments and the related accretion; (ii) testing the completeness and accuracy of data used by management in developing the estimates, (iii) evaluating the appropriateness of the methods used by management in developing the estimates, and (iii) evaluating management’s assessment related to determining whether the amendments to the RIFA represented an accounting modification or extinguishment. Evaluating management’s assessment of the accounting modification or extinguishment determination included (i) evaluating the impact of the contractual terms of the amendments by examining the contracts; (ii) evaluating whether the change in debt terms is considered substantially different by calculating the present value of the cash flows under the terms of the amendments and comparing it to the present value of the remaining cash flows under the terms of the original RIFA, (iii) considering whether the conclusions reached by management were consistent with the terms of the arrangements and evidence obtained in other areas of the audit and (iv) evaluating the presentation of the related financial statement disclosures.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 13, 2024

We have served as the Company’s auditor since 2014.

Liquidia Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$83,679	$93,283
Accounts receivable, net	4,061	5,017
Prepaid expenses and other current assets	2,159	1,511
Total current assets	89,899	99,811
Property, plant and equipment, net	4,480	4,151
Operating lease right-of-use assets, net	1,704	2,101
Indemnification asset, related party	6,707	6,595
Contract acquisition costs, net	7,922	8,604
Intangible asset, net	3,430	3,726
Goodwill	3,903	3,903
Other assets	287	307
Total assets	$118,332	$129,198
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,396	$2,197
Accrued expenses and other current liabilities	13,400	5,522
Revenue interest financing payable, current	2,615	—
Operating lease liabilities, current	1,032	900
Finance lease liabilities, current	107	181
Total current liabilities	18,550	8,800
Litigation finance payable	6,707	6,594
Revenue interest financing payable, noncurrent	43,418	—
Operating lease liabilities, noncurrent	2,300	3,332
Finance lease liabilities, noncurrent	64	171
Long-term debt	—	19,879
Total liabilities	71,039	38,776
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized, none outstanding	—	—
Common stock — $0.001 par value, 100,000,000 and 80,000,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively, 68,629,575 and 64,517,912 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	69	64
Additional paid-in capital	476,322	440,954
Accumulated deficit	(429,098)	(350,596)
Total stockholders’ equity	47,293	90,422
Total liabilities and stockholders’ equity	$118,332	$129,198

The accompanying notes are an integral part of these consolidated financial statements.

Liquidia Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue	$17,488	$15,935
Costs and expenses:
Cost of revenue	2,888	2,859
Research and development	43,242	19,435
General and administrative	44,742	32,411
Total costs and expenses	90,872	54,705
Loss from operations	(73,384)	(38,770)
Other income (expense):
Interest income	3,466	1,090
Interest expense	(6,273)	(2,338)
Loss on extinguishment of debt	(2,311)	(997)
Total other expense, net	(5,118)	(2,245)
Net loss and comprehensive loss	$(78,502)	$(41,015)
Net loss per common share, basic and diluted	$(1.21)	$(0.67)
Weighted average common shares outstanding, basic and diluted	64,993,476	60,958,862

The accompanying notes are an integral part of these consolidated financial statements.

Liquidia Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	52,287,737	$52	$374,794	$(309,581)	$65,265
Issuance of common stock upon exercise of stock options	232,877	—	838	—	838
Issuance of common stock upon vesting of restricted stock units	54,181	—	—	—	—
Issuance of common stock under employee stock purchase plan	51,941	—	258	—	258
Issuance of warrants	—	—	1,317	—	1,317
Equity consideration for acquisition	616,666	1	(1)	—	—
Sale of common stock, net	11,274,510	11	54,450	—	54,461
Stock-based compensation	—	—	9,298	—	9,298
Net loss	—	—	—	(41,015)	(41,015)
Balance as of December 31, 2022	64,517,912	$64	$440,954	$(350,596)	$90,422
Issuance of common stock upon exercise of stock options	137,576	—	495	—	495
Issuance of common stock upon vesting of restricted stock units	201,880	1	(1)	—	—
Issuance of common stock under employee stock purchase plan	140,922	—	683	—	683
Sale of common stock, net	3,631,285	4	24,102	—	24,106
Stock-based compensation	—	—	10,089	—	10,089
Net loss	—	—	—	(78,502)	(78,502)
Balance as of December 31, 2023	68,629,575	$69	$476,322	$(429,098)	$47,293

The accompanying notes are an integral part of these consolidated financial statements.

Liquidia Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net loss	$(78,502)	$(41,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	10,000	—
Stock-based compensation	10,089	9,298
Depreciation and amortization	2,178	3,647
Non-cash lease expense	397	311
Loss (gain) on disposal of property and equipment	(2)	4
Loss on extinguishment of debt	2,311	997
Accretion and non-cash interest expense	6,093	328
Changes in operating assets and liabilities:
Accounts receivable, net	956	(2,027)
Prepaid expenses and other current assets	(798)	(719)
Other noncurrent assets	20	4
Accounts payable	(1,152)	814
Accrued expenses and other current liabilities	7,746	545
Operating lease liabilities	(900)	(775)
Net cash used in operating activities	(41,564)	(28,588)
Investing activities
Purchase of in-process research and development	(10,000)	—
Purchases of property, plant and equipment	(1,290)	(592)
Proceeds from the sale of property, plant and equipment	2	5
Net cash used in investing activities	(11,288)	(587)
Financing activities
Proceeds from revenue interest financing, net	41,744	—
Principal payments on long-term debt	(20,000)	(10,500)
Payments for debt prepayment and extinguishment costs	(2,190)	—
Payments on revenue interest financing liability	(1,654)	—
Proceeds from issuance of long-term debt with warrants, net	—	19,767
Principal payments on finance leases	(181)	(311)
Receipts from litigation financing	113	451
Proceeds from sale of common stock, net of issuance costs	24,238	54,461
Proceeds from issuance of common stock under stock incentive plans	1,178	1,096
Net cash provided by financing activities	43,248	64,964
Net increase (decrease) in cash and cash equivalents	(9,604)	35,789
Cash and cash equivalents, beginning of period	93,283	57,494
Cash and cash equivalents, end of period	$83,679	$93,283
Supplemental disclosure of cash flow information
Cash paid for interest	$360	$1,626
Cash paid for operating lease liabilities	$1,283	$1,244
Offering costs incurred, but not paid included in accrued expenses	$132	$—
Non-cash increase in property, plant and equipment through accounts payable	$239	$139
Non-cash increase in indemnification asset through accounts payable	$112	$313

The accompanying notes are an integral part of these consolidated financial statements.

Liquidia Corporation

Notes to Consolidated Financial Statements

(tabular dollars in thousands)

1. Business

Description of the Business

We are a biopharmaceutical company focused on the development, manufacture, and commercialization of products that address unmet patient needs, with current focus directed towards rare cardiopulmonary diseases such as pulmonary arterial hypertension (“PAH”) and pulmonary hypertension associated with interstitial lung disease (“PH-ILD”). We operate through our wholly owned operating subsidiaries, Liquidia Technologies, Inc. (“Liquidia Technologies”) and Liquidia PAH, LLC (“Liquidia PAH”), formerly known as RareGen, LLC (“RareGen”).

We currently generate revenue pursuant to a promotion agreement between Liquidia PAH and Sandoz Inc. (“Sandoz”), dated as of August 1, 2018, as amended (the “Promotion Agreement”), sharing profit derived from the sale of Sandoz’s substitutable generic treprostinil injection (“Treprostinil Injection”) in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. We employ a targeted sales force calling on physicians and hospital pharmacies involved in the treatment of PAH and PH-ILD in the United States, as well as key stakeholders involved in the distribution and reimbursement of medicines to treat these patients. We established our commercial presence in the field to support Treprostinil Injection, and have since expanded our presence to support the launch of YUTREPIA upon final approval, further validating our reputation as a company committed to supporting PAH and PH-ILD patients.

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

Our lead product candidate is YUTREPIA for the treatment of PAH and PH-ILD. YUTREPIA is an inhaled dry powder formulation of treprostinil designed with PRINT to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low effort dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labeled doses of current inhaled therapies. In November 2021, the United States Food and Drug Administration (“FDA”) tentatively approved our New Drug Application (“NDA”) for YUTREPIA for the treatment of PAH. In July 2023, we filed an amendment to our NDA to add PH-ILD to the label for YUTREPIA.

We are also developing L606, an investigational, liposomal formulation of treprostinil administered twice-daily with a short-duration next-generation nebulizer, which we licensed from Pharmosa Biopharm. L606 is currently being evaluated in an open-label study in the United States for treatment of PAH and PH-ILD with a planned pivotal study for the treatment of PH-ILD.

Recent Developments

Fourth Amendment to Revenue Interest Financing Agreement

On January 3, 2024, we entered into the Fourth Amendment to the RIFA pursuant to which HCR moved $25.0 million from the third tranche to the second tranche, such that HCR will have funded a total of $35.0 million under the second tranche. The additional $25.0 million from the second tranche was funded on January 4, 2024. The remaining third tranche of $10.0 million and fourth tranche of $22.5 million can be funded in the future upon the mutual agreement of both parties. See Note 12 for further information.

Private Placement

On January 4, 2024, we entered into a Common Stock Purchase Agreement with Legend Aggregator, LP, for the sale by us in a private placement (the “2024 Private Placement”) of an aggregate of 7,182,532 shares of our common stock at a purchase price of $10.442 per share. The 2024 Private Placement closed on January 8, 2024, and we received gross proceeds of approximately $75.0 million, before deducting offering costs of less than $0.1 million.

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

The current global macro-economic environment is volatile, which may result in supply chain constraints and elevated rates of inflation. In addition, we operate in a dynamic and highly competitive industry and believe that changes in any of the following areas could have a material adverse effect on our future financial position, results of operations, or cash flows: the ability to obtain future financing; advances and trends in new technologies and industry standards; results of clinical trials; regulatory approval and market acceptance of our products; development of sales channels; certain strategic relationships; litigation or claims against us related to intellectual property, product, regulatory, or other matters; and our ability to attract and retain employees necessary to support our growth.

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

Liquidity

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, bank borrowings with warrants and the issuance of convertible notes and warrants, and revenue interest financing. Since inception, we have incurred recurring losses, including net losses of $78.5 million and $41.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $429.1 million.

We expect to incur significant expenses and operating losses for the foreseeable future as we conduct clinical development of product candidates and seek regulatory approval and prepare for commercialization of any approved product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if our development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales. Additionally, the Revenue Interest Financing Agreement with HealthCare Royalty Partners IV, L.P. (“HCR”) dated January 9, 2023, as amended (the “RIFA”) contains fixed quarterly payments and minimum cash covenants that require us to maintain cash and cash equivalents in an amount at least equal to $7.5 million during the calendar year beginning on January 1, 2024 and at least equal to $15.0 million for the remainder of the payment term after the calendar year ended December 31, 2024.

Our future funding requirements will be heavily determined by the timing of the potential commercialization of YUTREPIA and the resources needed to support development of our product candidates. We may require additional capital to fund operations as well as to pursue in-licenses or acquisitions of other product candidates. If we determine we require but are unable to obtain additional funding, we could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.

Although we expect to continue to generate operating losses for the foreseeable future, we believe that based on our current operating plan, excluding any future YUTREPIA product revenue, our cash and cash equivalents will be sufficient to fund operations, capital expenditures, and RIFA quarterly fixed payment requirements and allow us to remain in compliance with our minimum cash covenants pursuant to the RIFA for at least twelve months from the issuance date of these consolidated financial statements. If we have not received full FDA approval and begun product sales of YUTREPIA or are unable to access additional capital by the date of issuance of our second quarter 2024 financial statements, there could be substantial doubt about our ability to continue as a going concern as of that date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

2. Basis of Presentation, Significant Accounting Policies and Fair Value Measurements

Basis of Presentation

These consolidated financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our financial position, results of operations and cash flows are presented in U.S. Dollars.

Consolidation

The accompanying consolidated financial statements include our wholly owned subsidiaries, Liquidia Technologies and Liquidia PAH. All intercompany accounts and transactions have been eliminated.

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

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Subtopic 280). This guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024. We are in the process of evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Subtopic 740). This guidance improves the transparency and effectiveness about income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for fiscal years beginning after December 15, 2024. We are in the process of evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

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

Accounts Receivable

Accounts receivable are stated at net realizable value and net of an allowance for credit losses as of each balance sheet date, if applicable. As of December 31, 2023 and 2022, one customer accounted for 99% of our accounts receivable, net. As of December 31, 2023 and 2022, we have not recorded an allowance for credit losses.

Prelaunch Inventory

We capitalize prelaunch inventory prior to receiving regulatory approval if regulatory approval and subsequent commercialization of a product is probable and we also expect future economic benefit from the sales of the product to be realized. Prior to this, we expense prelaunch inventory as research and development expense in the period incurred. For prelaunch inventory that is capitalized, we consider a number of specific facts and circumstances, including the product’s historical shelf life, the product's current status in the development and regulatory approval process, results from related clinical trials, results from meetings with relevant regulatory agencies prior to the filing of regulatory applications, potential obstacles to the approval process, historical experience, viability of commercialization and market trends. No prelaunch inventory was capitalized as of December 31, 2023.

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

We completed our annual goodwill impairment test as of July 1, 2023. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the assessment.

Revenue Interest Financing Payable

We recognized a liability related to amounts received in January 2023 and July 2023 pursuant to the RIFA under ASC 470-10, Debt and ASC 835-30, Interest - Imputation of Interest. The liability will be accreted under the effective interest method based upon the estimated amount of future payments to be made pursuant to the RIFA. The issuance costs were recorded as a deduction to the carrying amount of the liability and are being amortized under the effective interest method over the estimated period in which the liability will be repaid. If the timing or amounts of any estimated future payments change, we will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs. A significant increase or decrease in these estimates could materially impact the liability balance and related interest expense.

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

Patent Maintenance

We are responsible for all patent costs, past and future, associated with the preparation, filing, prosecution, issuance, maintenance, enforcement and defense of United States patent applications to which we have rights other than those patents that we license from Pharmosa that are not specific to L606. Such costs are recorded as general and administrative expenses as incurred. To the extent that our licensees share these costs, such benefit is recorded as a reduction of the related expenses.

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

Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Due to their anti-dilutive effect, the calculation of diluted net loss per share excludes the following common stock equivalent shares:

	Year Ended
	December 31,
	2023	2022
Stock Options	9,513,039	7,757,017
Restricted Stock Units	1,685,532	399,349
Warrants	450,000	445,205
Total	11,648,571	8,601,571

Certain common stock warrants are included in the calculation of basic and diluted net loss per share since their exercise price is de minimis.

Income Taxes

The asset and liability method is used in our accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We record a valuation allowance against deferred tax assets when realization of the tax benefit is uncertain.

A valuation allowance is recorded, if necessary, to reduce net deferred taxes to their realizable values if management believes it is more likely than not that the net deferred tax assets will not be realized.

We may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Fair Value Measurements

ASC 825 Financial Instruments defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 825 establishes a three-tiered approach for valuation of financial instruments, which requires that fair value measurements be classified and disclosed in one of three tiers, whether or not recognized on our consolidated balance sheets at fair value. The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities;

Level 2 — Inputs other than quoted prices included in active markets that are observable for the asset or liability, either directly or indirectly; and

Level 3 — Unobservable inputs for the asset and liability used to measure fair value, to the extent that observable inputs are not available.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table presents the placement in the fair value hierarchy of financial assets and liabilities measured at fair value as of December 31, 2023 and December 31, 2022:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2023	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$79,912	$—	$—	$79,912

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2022	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$92,283	$—	$—	$92,283

Money market funds are included in cash and cash equivalents on our consolidated balance sheet and are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices.

The carrying amounts reflected in our consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other liabilities approximate their fair values due to their short-term nature. The carrying value of long-term debt and the revenue interest financing payable approximate fair value as the respective interest rates are reflective of current market rates on debt with similar terms and conditions. In addition, the revenue interest financing payable is updated with the expected amount to be paid back each reporting period based on the contractual terms and current projections.

3. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,	December 31,
	2023	2022
Lab and build-to-suit equipment	$6,834	$6,257
Office equipment	19	19
Furniture and fixtures	241	134
Computer equipment	487	291
Leasehold improvements	11,409	11,409
Construction-in-progress	804	155
Total property, plant and equipment	19,794	18,265
Accumulated depreciation and amortization	(15,314)	(14,114)
Property, plant and equipment, net	$4,480	$4,151

We recorded depreciation and amortization expense related to property, plant and equipment of $1.2 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively. Maintenance and repairs are expensed as incurred and were $0.3 million for both the years ended December 31, 2023 and 2022.

4. Contract Acquisition Costs and Intangible Asset, and Goodwill

Contract acquisition costs and intangible asset are summarized as follows:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract acquisition costs	$12,980	$(5,058)	$7,922	$12,980	$(4,376)	$8,604
Intangible asset	$5,620	$(2,190)	$3,430	$5,620	$(1,894)	$3,726

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

We recorded amortization related to the contract acquisition costs of $0.7 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively. We recorded amortization related to the intangible asset of $0.3 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively. Annual amortization over the next five years is expected to immaterially fluctuate from the 2023 amounts, consistent with changes to net profits to be recognized pursuant to the Promotion Agreement over the period.

During the year ended December 31, 2020, we recorded goodwill of $3.9 million, which primarily represented the Liquidia PAH assembled workforce and the residual value of the purchase consideration and assumed liabilities that exceeded the assets acquired (see Note 2-Goodwill).  As of December 31, 2023 and 2022, we concluded that there were no events or changes in circumstances that indicated that the carrying amount of goodwill was not recoverable.

5. Indemnification Asset with Related Party and Litigation Finance Payable

On June 3, 2020, Liquidia PAH entered into a litigation financing arrangement (the “Financing Agreement”) with Henderson SPV, LLC (“Henderson”). Liquidia PAH, along with Sandoz (collectively the “Plaintiffs”), are pursuing litigation against United Therapeutics Corporation (“United Therapeutics”) (the “RareGen Litigation”). Under the Financing Agreement, Henderson will fund Liquidia PAH’s legal and litigation expenses (referred to as “Deployments”) in exchange for a share of certain litigation or settlement proceeds. Deployments received from Henderson are recorded as a Litigation finance payable.

Litigation proceeds will be split equally between Liquidia PAH and Sandoz. Unless there is an event of default by Henderson, litigation proceeds received by Liquidia PAH must be applied first to repayment of total Deployments received. Litigation proceeds in excess of Deployments received are split between Liquidia PAH and Henderson according to a formula. Unless there is an event of default by PBM (as defined below), all proceeds received by Liquidia PAH are due to PBM as described further below.

On November 17, 2020, Liquidia PAH entered into a Litigation Funding and Indemnification Agreement (“Indemnification Agreement”) with PBM RG Holdings, LLC (“PBM”). PBM is considered to be a related party as it is controlled by a major stockholder (which beneficially owns approximately 8.3% of Liquidia Corporation Common Stock as of March 1, 2024), who is also a member of our Board of Directors.

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

As of December 31, 2023, the Indemnification Asset and Litigation Finance Payable were classified as long-term assets and liabilities, respectively, as it is considered unlikely that the RareGen Litigation would conclude prior to December 31, 2024.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
	2023	2022
Accrued compensation	$8,544	$2,862
Accrued research and development expenses	2,902	1,757
Accrued other expenses	1,954	903
Total accrued expenses and other current liabilities	$13,400	$5,522

7. Stockholders’ Equity

Authorized Capital

As of December 31, 2023, the authorized capital of the Company consists of 110,000,000 shares of capital stock, $0.001 par value per share, of which 100,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

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

Issuance of Common Stock on December 12, 2023 from an Underwritten Public Offering and Private Placement

In December 2023, we sold 3,491,620 shares of our common stock in an underwritten registered public offering at an offering price of $7.16 per share (the “2023 Offering”) for net proceeds of approximately $25.0 million, before deducting offering costs of approximately $1.9 million.

Caligan Partners LP (“Caligan”), our largest stockholder, and Paul B. Manning, members of our Board of Directors, participated in the 2023 Offering and purchased shares of common stock in an aggregate amount of approximately $10.0 million at the public offering price per share and on the same terms as the other purchasers in the 2023 Offering. Caligan purchased 1,117,318 shares of common stock in the 2023 Offering for an aggregate purchase price of $8.0 million and Paul B. Manning purchased 279,330 shares of common stock in the 2023 Offering for an aggregate purchase price of $2.0 million.

Concurrently with the 2023 Offering referenced above, we entered into a common stock purchase agreement with Roger Jeffs, our Chief Executive Officer, for the sale by us in a private placement of an aggregate of 139,665 shares of our common stock at a purchase price of $7.16 per share for gross proceeds of approximately $1.0 million.

Issuance of Common Stock on April 18, 2022 from an Underwritten Public Offering

In April 2022, we sold 11,274,510 shares of our common stock in an underwritten registered public offering at an offering price of $5.10 per share (the “2022 Offering”) for net proceeds of approximately $54.5 million, after deducting offering costs.

Caligan and Paul B. Manning participated in the 2022 Offering and purchased shares of common stock in an aggregate amount of $11.0 million at the public offering price per share and on the same terms as the other purchasers in the 2022 Offering. Caligan purchased 1,764,705 shares of common stock in the 2022 Offering for an aggregate purchase price of $9.0 million and Paul B. Manning purchased 392,156 shares of common stock in the 2022 Offering for an aggregate purchase price of $2.0 million.

Issuance of Common Stock on March 31, 2022 from Merger Transaction

On November 18, 2020 (the “Closing Date”), we completed the acquisition of RareGen as contemplated by that certain Agreement and Plan of Merger, dated as of June 29, 2020, as amended by a Limited Waiver and Modification to the Merger Agreement, dated as of August 3, 2020 (the “Merger Agreement”). On the Closing Date, an aggregate of 5,550,000 shares of our common stock, were issued to RareGen members in exchange for all of the issued and outstanding RareGen equity. On March 31, 2022, an aggregate of 616,666 additional shares of our common stock, which were held back on the Closing Date for indemnification purposes, were issued to RareGen members.

Warrants

During the years ended December 31, 2023 and 2022, no warrants to purchase shares of common stock were exercised.

Outstanding warrants consisted of the following as of December 31, 2023:

	Number of
	warrants	Exercise Price		Expiration Date
A&R SVB Warrant (see Note 13)	250,000		$5.14	January 6, 2032
SVB Warrant - Initial Tranche (see Note 13)	100,000		$3.05	February 26, 2031
SVB Warrant - Term B and Term C Tranches (see Note 13)	100,000	$	n/a	February 26, 2031
Other warrants	65,572		$0.02	December 31, 2026

8. Stock-Based Compensation

2020 Long-Term Incentive Plan

Our 2020 Long-Term Incentive Plan (the “2020 Plan”) provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards and for accelerated vesting under certain change of control transactions. The number of shares of our common stock available for issuance under the 2020 plan will automatically increase on January 1 of each year through 2030, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors (the “Evergreen Provision”). On January 1, 2024, the number of shares of common stock available for issuance under the 2020 Plan automatically increased by 2,745,183 shares pursuant to the Evergreen Provision. As of December 31, 2023, there were 72,337 shares available for future grants under the 2020 Plan.

The 2020 Plan replaced all prior equity award plans and such plans have been discontinued. However, the awards outstanding under the prior equity award plans will continue to remain in effect in accordance with their terms. Awards that are forfeited under these prior plans upon cancellation, termination or expiration will not be available for grant under the 2020 Plan. As of December 31, 2023, a total of 655,341 shares of common stock were reserved for issuance related to the remaining outstanding equity awards granted under the prior plans.

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

310,000 shares of our common stock were reserved for issuance pursuant to equity awards that may be granted under the 2022 Inducement Plan, and the 2022 Inducement Plan will be administered by the Compensation Committee. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2022 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board of Directors, or following a bona fide period of non-employment by us, if he or she is granted such equity awards in connection with his or her commencement of employment with us and such grant is an inducement material to his or her entering into employment with us. As of December 31, 2023, a total of 26,650 shares were available for issuance under the 2022 Inducement Plan.

Employee Stock Purchase Plan

In November 2020, stockholders approved the Liquidia Corporation 2020 Employee Stock Purchase Plan (the “ESPP”). The number of shares of our common stock available for issuance under the ESPP will automatically increase on January 1 of each year through 2030, by the lesser of (a) 1.0% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, (b) 150,000 shares, or (c) an amount determined by the Board of Directors. On January 1, 2024, the number of shares of common stock available for issuance under the ESPP increased by 150,000 shares. As of December 31, 2023, a total of 707,137 shares of common stock are reserved for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions, subject to plan limitations. Unless otherwise determined by the administrator, the common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is 85% of the lesser of the fair market value of our common stock on the first and last trading day of the offering period. During the years ended December 31, 2023 and 2022, 140,922 and 51,941 shares were issued under the ESPP, respectively.

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

Total stock-based compensation expense recognized for employees and non-employees was as follows:

	Year Ended
	December 31,
By Expense Category:	2023	2022
Research and development	$2,294	$1,409
General and administrative	7,795	7,889
Total stock-based compensation expense	$10,089	$9,298

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted average basis, by type of award:

	As of December 31, 2023
		Weighted
		Average
		Remaining
		Recognition
	Unamortized	Period
	Expense	(Years)
Stock options	$15,395	2.2
Restricted stock units	$8,347	2.9

Fair Value of Stock Options Granted and Purchase Rights Issued under the ESPP

We use the Black-Scholes option-pricing model to determine the fair value of stock options granted and purchase rights issued under the ESPP.

The following table summarizes the assumptions used for estimating the fair value of stock options granted under the Black-Scholes option-pricing model:

Year Ended
December 31,
	2023	2022
Expected dividend yield	—	—
Risk-free interest rate	3.46% - 4.73%	1.46% - 3.96%
Expected volatility	90% - 95%	90% - 95%
Expected life (years)	5.8 - 6.1	5.8 - 6.1

The following table summarizes the assumptions used for estimating the fair value of purchase rights granted to employees under the ESPP under the Black-Scholes option-pricing model:

	Year Ended
	December 31,
	2023	2022
Expected dividend yield	—	—
Risk-free interest rate	5.20% - 5.47%	0.69% - 3.92%
Expected volatility	60% - 64%	80% - 129%
Expected life (years)	0.50	0.50

The following describes our methodology for determining each assumption:

Expected Dividend Yield: The dividend yield percentage is zero because we have not historically paid dividends and do not expect to for the foreseeable future.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. Treasury yield curve approximating the term of the expected life of the award in effect on the date of grant.

Expected Volatility: Expected stock price volatility is based on a weighted average of several peer public companies and the historical volatility of our common stock during the period for which it has traded since the initial public offering. For purposes of identifying peer companies, we considered characteristics such as industry, length of trading history and similar vesting terms.

Expected Life: The expected life represents the period the awards are expected to be outstanding. Our historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, we estimate the expected term by using the simplified method.

Stock Options

The following table summarizes stock option activity during the year ended December 31, 2023:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2022	8,398,262	$4.49
Granted	1,463,846	6.57
Exercised	(137,576)	3.59
Cancelled	(150,595)	5.60
Outstanding as of December 31, 2023	9,573,937	$4.80	7.8	$69,440
Exercisable as of December 31, 2023	5,688,548	$4.44	7.3	$43,433
Vested and expected to vest as of December 31, 2023	8,974,357	$4.75	7.7	$65,561

The weighted average fair value for options granted during the years ended December 31, 2023 and 2022 was $5.09 and $3.94 per share, respectively. The aggregate intrinsic value of stock options in the table above represents the difference between the $12.03 closing price of our common stock as of December 31, 2023 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

Additional information related to our stock options is summarized below:

	December 31,
	2023	2022
Cash proceeds from options exercised	$495	$837
Aggregate intrinsic value of options exercised	$468	$553
Fair value of options vested	$10,143	$4,427

Restricted Stock Units

Restricted Stock Units (“RSUs”) represent the right to receive shares of our common stock at the end of a specified time period or upon the achievement of a specific milestone. RSUs can only be settled in shares of our common stock. RSUs generally vest over a four-year period similar to stock options granted to employees.

The tax withholding method used for most RSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted to taxing authorities by us. In circumstances where the sell-to-cover method is not used, the holder of the RSUs is required to remit cash to us to cover the tax withholding liability and the cash is then remitted to taxing authorities by us.

The following table summarizes our RSU activity during the year ended December 31, 2023:

		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	RSUs	(per RSU)
Unvested as of December 31, 2022	407,726	$5.57
Granted	1,508,166	6.50
Vested	(201,880)	5.41
Forfeited	(56,034)	6.22
Unvested as of December 31, 2023	1,657,978	$6.41

9. Revenue From Contracts With Customers

In August 2018, we entered into a Promotion Agreement with Sandoz under which we have the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection for the treatment of patients with PAH in the United States. We paid Sandoz $20 million at the inception of the Promotion Agreement in consideration for these rights. In exchange for conducting these commercial activities, we are entitled to receive a share of Net Profits (as defined within the Promotion Agreement) based on specified profit levels. The share of Net Profits received is subject to adjustments from Sandoz for certain items, such as distributor chargebacks, rebates, inventory returns, inventory write-offs and other adjustments. We expect to refund certain amounts to Sandoz through a reduction of the cash received from future Net Profits generated under the Promotion Agreement. As of December 31, 2023 and 2022, a $0.5 million refund liability is offset against accounts receivable from Sandoz related to expected refund amounts. Approximately 99% and 98% of revenue during the years ended December 31, 2023 and 2022, respectively, was generated from the Promotion Agreement.

10. Income Taxes

No provision for federal and state income tax expense has been recorded for the years ended December 31, 2023 and 2022 due to the valuation allowance recorded against the net deferred tax asset and recurring losses.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows as of December 31, 2023 and 2022:

	2023	2022
Deferred income tax assets:
Tax loss carryforwards	$66,956	$59,241
Research and development credits	3,942	3,942
R&D section 174 costs	9,446	4,584
Share-based compensation	1,520	4,637
Lease liability	863	1,157
Compensation	1,982	621
Fixed assets	404	369
Patent amortization	396	476
Accrued litigation costs	1,652	1,546
Settlement reserve	130	123
Licensing agreement	2,367	—
OID Interest	383	—
Other	21	2
Valuation allowance	(87,963)	(74,549)
Total deferred income tax assets	2,099	2,149
Deferred income tax liabilities:
Section 481(a) adjustment	—	21
Intangible assets	1,652	1,546
Right of use asset	447	582
Total deferred income tax liabilities	2,099	2,149
Total net deferred tax	$—	$—

As of December 31, 2023 and 2022, we established a full valuation allowance against our net deferred tax assets since, at the time, we could not assert that it was more likely than not that our deferred tax assets would be realized. As a result, there was an increase in the valuation allowance in 2023 of approximately $13.4 million.

As of December 31, 2023, we had federal and state income tax loss carryforwards of $308.6 million and $324.6 million, respectively, which begin to expire in 2024 for both federal and state purposes. In addition, we have tax credit carryforwards for federal tax purposes of approximately $4.3 million as of December 31, 2023, which begin to expire in

2026. The utilization of net operating loss and tax credit carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the loss carryforwards.

The Internal Revenue Code of 1986, as amended, contains provisions which limit the ability to utilize the net operating loss carryforwards in the case of certain events, including significant changes in ownership interests. If our net operating loss carryforwards are limited, and we have taxable income which exceeds the permissible yearly net operating loss carryforwards, we would incur a federal income tax liability even though net operating loss carryforwards would be available in future years.

The reasons for the difference between actual income tax expense for the years ended December 31, 2023 and 2022 and the amount computed by applying the statutory federal income tax rate to income before income tax are as follows:

	2023		2022
		% of		% of
		Pretax		Pretax
	Amount	Earnings	Amount	Earnings
Income tax benefit at statutory rate	$(16,486)	21.0%	$(8,613)	21.0%
State income taxes, net of federal tax benefit	(2,553)	3.3	(1,787)	4.4
Non-deductible expenses	493	—	1	—
Stock-based compensation	2,015	(2.6)	310	(0.8)
Credits	—	—	—	—
Deferred tax true-up	2,823	(3.6)	1,159	(2.9)
Change in state rate	260	(0.3)	1,368	(3.3)
Other	34	—	—	—
Change in valuation allowance	13,414	(17.8)	7,562	(18.4)
Provision for income taxes	$—	—%	$—	—%

We have determined that there may be a future limitation on our ability to utilize its entire federal R&D credit carryover. Therefore, we recognized an uncertain tax benefit associated with the federal R&D credit carryover during the years ended December 31, 2023 and 2022, as follows:

Balance at December 31, 2021	$455
Increases related to 2022	(65)
Balance at December 31, 2022	390
Decreases related to 2023	—
Balance at December 31, 2023	$390

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. We have determined that it had no other material uncertain tax benefits for the year ended December 31, 2023. Our policy for recording interest and penalties related to uncertain tax provisions is to record them as a component of the provision for income taxes. We did not have any accrued interest or penalties associated with any unrecognized tax positions as of December 31, 2023 and 2022, and there were no such interest or penalties recognized during the years ended December 31, 2023 and 2022.

On November 18, 2021, North Carolina enacted the 2021 Appropriations Act, which included a gradual corporate income tax rate decrease from the current 2.5% to 0% by 2030. We are in a cumulative loss position and do not have significant deferred tax liabilities that can be utilized as a source of taxable income in the future. Therefore, in 2021, we reduced our deferred tax asset related to North Carolina NOLs to zero, as no benefit is expected to be realized from these deferred tax assets prior to 2030 when there would be no income tax in North Carolina. The reduction in the value of the deferred tax assets resulted in $5.7 million of cumulative tax expense, which is fully offset by the reduction in the corresponding valuation allowance. If we become profitable prior to 2030, we will recognize an income tax benefit related to the portion of its deferred tax asset related to North Carolina NOLs utilized.

We have all tax years open to examination by federal tax and state tax jurisdictions. No income tax returns are currently under examination by taxing authorities.

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

Finance Leases

We lease specialized laboratory equipment under finance leases. We do not have access to certain inputs used by our lessors to calculate the rate implicit in our finance leases and, as such, use our estimated incremental borrowing rate at the time of lease inception for the discount rate applied to our finance leases. The incremental borrowing rate used on finance leases was 6.5%. Certain finance leases also include options to purchase the leased property. We recognize all such purchase options as part of our right-of-use assets and lease liabilities if we are reasonably certain that such purchase options will be exercised.

Lease Balances, Costs, and Future Minimum Payments

Leases with an initial term of 12 months or less are not recorded on the balance sheet. As of December 31, 2023, we have not entered into any short-term leases. For lease agreements entered into or reassessed after the adoption of ASC 842 Leases, we combine lease and non-lease components, if any. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Our lease cost is reflected in the accompanying statements of operations and comprehensive loss as follows:

		Year Ended December 31,
	Classification	2023	2022
Operating lease cost:
Fixed lease cost	Research and development	$702	$702
Fixed lease cost	General and administrative	78	78
Finance lease cost:
Amortization of lease assets	Research and development	96	135
Interest on lease liabilities	Interest expense	15	32
Total Lease Cost		$891	$947

The weighted average remaining lease term and discount rates as of December 31, 2023 were as follows:

Weighted average remaining lease term (years):
Operating leases	2.8
Finance leases	1.3
Weighted average discount rate:
Operating leases	10.3%
Finance leases	6.5%

The discount rate for leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms at the time of lease inception.

The future minimum lease payments as of December 31, 2023 were as follows:

	Operating	Finance
Year ending December 31:	Leases	Leases	Total
2024	$1,317	$115	$1,432
2025	1,356	64	1,420
2026	1,158	—	1,158
Total minimum lease payments	3,831	179	4,010
Less: interest	(499)	(8)	(507)
Present value of lease liabilities	$3,332	$171	$3,503

12. Revenue Interest Financing Payable

On January 9, 2023, we entered into the RIFA with HCR and HealthCare Royalty Management, LLC, pursuant to which and subject to the terms and conditions contained therein, HCR agreed to pay us an aggregate investment amount of up to $100.0 million (the “Investment Amount”) in four tranches. On January 27, 2023, $32.5 million of the Investment Amount was funded from the first tranche, $22.2 million of which was used to satisfy our existing obligations under the A&R SVB LSA (see Note 13).

On June 28, 2023 and July 27, 2023, we entered into the Second Amendment to the RIFA and Third Amendment to the RIFA, respectively, pursuant to which HCR moved $2.5 million from the fourth tranche to the second tranche such that HCR would fund a total of $10.0 million of the Investment Amount under the second tranche. $10.0 million from the second tranche was funded on July 27, 2023.

On January 3, 2024, we entered into the Fourth Amendment to the RIFA pursuant to which HCR moved $25.0 million from the third tranche to the second tranche, such that the total of the second tranche totals $35.0 million under the second tranche. The additional $25.0 million from the second tranche was funded on January 4, 2024. The remaining third tranche of $10.0 million and fourth tranche of $22.5 million can be funded in the future upon the mutual agreement of both parties.

As consideration for the Investment Amount and pursuant to the RIFA, we have agreed to pay HCR either (a) quarterly fixed payments and a one-time fixed payment or (b) a tiered royalty on our annual net revenue after the first commercial sale of YUTREPIA (the “Revenue Interests”) depending on whether the Third Investment Amount has been funded.

We are currently required to make certain fixed quarterly payments to HCR which include an additional amount on a ratable basis to reflect the funding of additional amounts by HCR under the RIFA and a one-time fixed payment. As of December 31, 2023, we were required to pay $2.6 million during the year ended December 31, 2024, which is classified as current in our consolidated balance sheet. As a result of the Fourth Amendment, if the Third Investment Amount is not funded our quarterly fixed payment will increase to $1.0 million beginning in the second quarter of 2024 and then to $5.8 million beginning in the third quarter of 2025 through 2028. Additionally, we will be obligated to pay an incremental one-time fixed payment of $23.8 million also during the third quarter of 2025 in the event that the Third Investment Amount has not been funded by June 30, 2025.

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

As of the filing date of these consolidated financial statements, we are not aware of any breach of covenants, or the occurrence of any material adverse event, nor have we received any notice of event of default from HCR.

We recorded the total funds received from HCR of $42.5 million under the terms of the RIFA as a liability. The issuance costs, consisting primarily of legal fees, totaled $0.9 million and were recorded as a deduction of the carrying amount of the liability and are being amortized under the effective interest method over the estimated period the liability will be repaid. We estimated the total amount of payments over the life of the RIFA to determine the interest expense to record to accrete the liability to the amount ultimately due. For the year ended December 31, 2023, we estimated an effective annual interest rate of approximately 17% inclusive of RIFA interest accretion and debt issuance cost amortization. Over the course of the RIFA, the effective annual interest rate is expected to be affected by changes in forecasted payments. On a quarterly basis, we will reassess the expected amount and timing of payments, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The following table presents the changes in the liability related to RIFA during the year ended December 31, 2023:

December 31,
2023
Balance as of January 27, 2023 closing	$32,500
Issuance costs	(906)
Second tranche funding	10,000
Accretion	5,974
Amortization of issuance costs	119
Payments	(1,654)
Balance as of December 31, 2023	$46,033
Less: current portion of revenue interest financing payable	(2,615)
Long-term portion of revenue interest financing payable	$43,418

13. Long-Term Debt

Long-term debt consisted of the following:

		December 31,	December 31,
	Maturity Date	2023	2022
A&R Silicon Valley Bank term loan	December 1, 2025	$—	$19,879

Concurrent with the closing of the RIFA on January 27, 2023 (see Note 12), we repaid the amounts due under the SVB A&R LSA (as defined below), including termination fees and the Final Payment Fee, in full. This repayment resulted in a loss on extinguishment during the year ended December 31, 2023 of $2.3 million.

On January 7, 2022 (the “A&R SVB LSA Effective Date”), we entered into an Amended and Restated Loan and Security Agreement with SVB and SVB Innovation Credit Fund VIII, L.P. (“Innovation”) (the “A&R SVB LSA”) under which $20.0 million was funded on the A&R SVB LSA Effective Date. $10.5 million of the proceeds were used to satisfy our existing obligations with SVB and such obligations are considered fully repaid and terminated as of that date. We accounted for such repayment in accordance with ASC 405-20, Extinguishments of Liabilities, which resulted in a loss on extinguishment during the year ended December 31, 2022 of $1.0 million.

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

14. Defined Contribution Retirement Plan

We maintain a defined contribution 401(k) retirement plan for our employees, pursuant to which employees may elect to contribute a portion of their compensation on a tax-deferred basis. We match 100% of eligible employee contributions up to 4% of an employee’s salary, subject to the maximum amount permitted by the Internal Revenue Code. Our matching contributions were $0.7 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively.

15. Legal Proceedings

YUTREPIA-Related Litigation

In June 2020, United Therapeutics filed a complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware (Case No. 1:20 cv 00755 RGA) (the “Original Hatch-Waxman Litigation”), asserting infringement by the Company of U.S. Patent Nos. 9,604,901, entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®” (the “‘901 Patent”), and 9,593,066, entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®” (the “‘066 Patent”), relating to United Therapeutics’ Tyvaso®, a nebulized treprostinil solution for the treatment of PAH. United Therapeutics’ complaint was in response to the Company’s NDA for YUTREPIA, filed with the FDA, requesting approval to market YUTREPIA, a dry powder formulation of treprostinil for the treatment of PAH. The YUTREPIA NDA was filed under the 505(b)(2) regulatory pathway with Tyvaso® as the reference listed drug.

In July 2020, the U.S. Patent and Trademark Office (the “USPTO”) issued U.S. Patent No. 10,716,793 (the “‘793 Patent”), entitled “Treprostinil Administration by Inhalation”, to United Therapeutics. In July 2020, United Therapeutics filed an amended complaint in the Original Hatch-Waxman Litigation asserting infringement of the ‘793 Patent by the practice of YUTREPIA.

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

Trial proceedings in the Original Hatch-Waxman Litigation were held in March 2022. In August 2022, Judge Andrews, who was presiding over the Original Hatch-Waxman Litigation, issued an opinion that claims 1, 2, 3, 6 and 9 of the ‘066 Patent were invalid, that the remaining asserted claims of the ‘066 Patent were not infringed by the Company, and that all of the asserted claims of the ‘793 Patent were both valid and infringed by the Company, based on the arguments presented by the Company in the Original Hatch-Waxman Litigation. In September 2022, Judge Andrews entered a final judgment in the Original Hatch-Waxman Litigation that incorporated the findings from his opinion and ordered that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the ’793 Patent, which will be in 2027. Both the Company and United Therapeutics appealed Judge Andrews’ decision to the United States Court of Appeals for the Federal Circuit. On July 24, 2023, the United States Court of Appeals for the Federal Circuit affirmed Judge Andrews’ decision with respect to both the ‘066 patent and the ‘793 patent.

In March 2020, the Company filed two petitions for inter partes review with the Patent Trial and Appeal Board (the “PTAB”) of the USPTO. One petition was for inter partes review of the ‘901 Patent, and sought a determination that the claims in the ‘901 Patent are invalid, and a second petition was for inter partes review of the ‘066 Patent, and sought a determination that the claims in the ‘066 Patent are invalid. In October 2020, the PTAB instituted an inter partes review of the ‘901 Patent and concurrently denied institution on the ‘066 Patent, stating that the ‘066 petition has not established a reasonable likelihood that it would prevail in showing that at least one of the challenged claims is unpatentable. In October 2021, the PTAB issued a final written decision concluding that seven of the claims in the ‘901 patent were unpatentable, leaving only the narrower dependent claims 6 and 7, both of which require actual storage at ambient temperature of treprostinil sodium. In November 2021, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘901 Patent. The rehearing request was denied in June 2022. In

August 2022, United Therapeutics appealed the decision of the PTAB with respect to the ‘901 Patent to the United States Court of Appeals for the Federal Circuit. Oral argument was held in February 2024, and the appeal remains pending.

In January 2021, the Company filed a petition for inter partes review with the PTAB relating to the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. In August 2021, the PTAB instituted an inter partes review of the ‘793 Patent, finding that the Company had demonstrated a reasonable likelihood that it would prevail with respect to showing that at least one challenged claim of the ‘793 patent is unpatentable as obvious over the combination of certain prior art cited by the Company in its petition to the PTAB. In July 2022, the PTAB ruled in the Company’s favor, concluding that based on the preponderance of the evidence, all the claims of the ’793 Patent have been shown to be unpatentable. In August 2022, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘793 Patent. The rehearing request was denied in February 2023. In April 2023, United Therapeutics appealed the decision of the PTAB with respect to the ‘793 Patent to the United States Court of Appeals for the Federal Circuit. In December 2023, the United States Court of Appeals for the Federal Circuit affirmed the earlier decision by the PTAB, which found all claims of the ‘793 Patent to be unpatentable due to the existence of prior art cited by us in inter partes review proceedings. As a result of this decision by the United States Court of Appeals for the Federal Circuit, in December 2023, we filed a motion for Judge Andrews to set aside the injunction he issued in the Original Hatch-Waxman Litigation. The motion has been fully briefed and remains pending. In January 2024, United Therapeutics filed a request for rehearing of the decision by the United States Court of Appeals for the Federal Circuit. The request for rehearing was denied on March 12, 2024. United Therapeutics has the right to file a petition for a writ of certiorari to seek an appeal with the United States Supreme Court, but no such petition has been filed to date.

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

In connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, we provided a new notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed a second complaint for patent infringement against us in the U.S. District Court for the District of Delaware (Case No. 1:23-cv-00975-RGA) (the “New Hatch-Waxman Litigation”), again asserting infringement by the Company of the ‘793 Patent. In November 2023, the U.S. Patent and Trademark Office (the USPTO) issued U.S. Patent No. 11,826,327, or the ‘327 Patent, entitled “Treatment for Interstitial Lung Disease”, to United Therapeutics. On November 30, 2023, United Therapeutics filed an amended complaint in the New Hatch-Waxman Litigation asserting infringement of the ‘327 Patent by the practice of YUTREPIA based on the amended NDA. In January 2024, we filed an answer, counterclaims and a partial motion to dismiss the claims related to the ‘793 Patent as a result of the decision by the United States Court of Appeals for the Federal Circuit to affirm the PTAB’s finding that the ’793 patent is unpatentable. In February 2024, United Therapeutics stipulated to the dismissal of the claims in the New Hatch-Waxman Litigation related to the ‘793 Patent. In February 2024, United Therapeutics also filed a motion seeking a preliminary injunction to prevent us from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA for the treatment of PH-ILD. Briefing on the motion for preliminary injunction is ongoing, and the motion remains pending.

FDA Litigation

In February 2024, United Therapeutics filed a complaint against the FDA in the U.S. District Court for the District of Columbia, challenging the FDA’s acceptance of our amended NDA for review (the “FDA Litigation”). On March 4, 2024, United Therapeutics filed a motion for a temporary restraining order in the FDA Litigation, seeking to enjoin the FDA from approving our NDA for YUTREPIA with respect to the indication to treat PH-ILD. Briefing on the motion for a temporary restraining order is ongoing, and the motion remains pending.

Trade Secret Litigation

In December 2021, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, alleging that the Company and a former United Therapeutics employee, who later joined the Company as an employee many years after terminating his employment with United Therapeutics, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. In January 2024, our co-defendant in the lawsuit filed a motion to dismiss all claims. The motion is being briefed and remains pending. Fact discovery in the case has concluded, and expert discovery is in process.

RareGen Litigation

In April 2019, Sandoz and Liquidia PAH (then known as RareGen) filed a complaint against United Therapeutics and Smiths Medical in the District Court of New Jersey (Case No. No. 3:19 cv 10170), (the “RareGen Litigation”), alleging that United Therapeutics and Smiths Medical violated the Sherman Antitrust Act of 1890, state law antitrust statutes and unfair competition statutes by engaging in anticompetitive acts regarding the drug treprostinil for the treatment of PAH. In March 2020, Sandoz and Liquidia PAH filed a first amended complaint adding a claim that United Therapeutics breached a settlement agreement that was entered into in 2015, in which United Therapeutics agreed to not interfere with Sandoz’s efforts to launch its generic treprostinil, by taking calculated steps to restrict and interfere with the launch of Sandoz’s competing generic product. United Therapeutics developed treprostinil under the brand name Remodulin® and Smiths Medical manufactured a pump and cartridges that are used to inject treprostinil into patients continuously throughout the day. Sandoz and Liquidia PAH allege that United Therapeutics and Smiths Medical entered into anticompetitive agreements (i) whereby Smiths Medical placed restrictions on the cartridges such that they can only be used with United Therapeutics’ branded Remodulin® product and (ii) requiring Smiths Medical to enter into agreements with specialty pharmacies to sell the cartridges only for use with Remodulin®.

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

In September 2021, United Therapeutics filed a motion for summary judgment with respect to all of the claims brought by Sandoz and Liquidia PAH against United Therapeutics. At the same time, Sandoz filed a motion for summary judgment with respect to the breach of contract claim. In March 2022, the Court issued an order granting partial summary judgment to United Therapeutics with respect to the antitrust and unfair competition claims, denying summary judgment to United Therapeutics with respect to the breach of contract claim, and granting partial summary judgment to Sandoz with respect to the breach of contract claim. The RareGen Litigation will now proceed to a trial to determine the amount of damages due from United Therapeutics to Sandoz with respect to the breach of contract claim. Trial is scheduled to start on April 29, 2024.

Under the Promotion Agreement, all proceeds from the litigation will be divided evenly between Sandoz and Liquidia PAH. Under the litigation finance agreements that Liquidia PAH has entered into with Henderson and PBM, any net proceeds received by Liquidia PAH with respect to the RareGen Litigation will be divided between Henderson and PBM.

16. Commitments and Contingencies

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

UNC License Agreement

We perform research under a license agreement with The University of North Carolina at Chapel Hill (“UNC”) as amended to date (the “UNC License Agreement”). As part of the UNC License Agreement, we hold an exclusive license to certain research and development technologies and processes in various stages of patent pursuit, for use in our research and development and commercial activities, with a term until the expiration date of the last to expire patent subject to the UNC License Agreement, subject to industry standard contractual compliance. Under the UNC License Agreement, we are obligated to pay UNC royalties equal to a low single digit percentage of all net sales of drug products whose manufacture, use or sale includes any use of the technology or patent rights covered by the UNC License Agreement, including YUTREPIA. We may grant sublicenses of UNC licensed intellectual property in return for specified payments based on a percentage of any fee, royalty or other consideration received.

Chasm Technologies

In March 2012, we entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to our manufacturing capabilities during the term of the agreement. We agreed to pay future contingent milestones and royalties on net sales totaling no more than $1.5 million, $0.2 million of which has been accrued as of December 31, 2023.

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

We are required to provide Lonza with quarterly forecasts of our expected production requirements for the following 24-month period, the first twelve months of which is considered a binding, firm order. We are required to purchase certain minimum annual order quantities, which may be adjusted by us after the thirteenth month after receipt of regulatory approval (as defined in the CSA). The CSA provides for tiered pricing depending upon the batch size ordered. As of December 31, 2023, we have non-cancelable commitments with Lonza Tampa LLC for product manufacturing costs of approximately $4.1 million for the year ending 2024.

In addition, we are party to a multi-year supply agreement with LGM Pharma, LLC (LGM) to produce active pharmaceutical ingredients for YUTREPIA. Under the supply agreement with LGM, we are required to provide rolling forecasts, a portion of which will be considered a binding, firm order, subject to an annual minimum purchase commitment of $2.7 million for the term of the agreement. As of December 31, 2023, we have incurred and paid the full annual purchase commitment of $2.7 million. The agreement expires five years from the first marketing authorization approval of YUTREPIA.

Other Contingencies and Commitments

From time-to-time we are subject to claims and litigation in the normal course of business, none of which do we believe represent a risk of material loss or exposure. See Note 15 for further discussion of pending legal proceedings.

In addition to the commitments described above, we are party to other commitments, including non-cancelable leases and long-term debt, which are described elsewhere in these notes to the consolidated financial statements.

17. Subsequent Events

Fourth Amendment to Revenue Interest Financing Agreement

On January 3, 2024, we entered into the Fourth Amendment to the RIFA pursuant to which HCR moved $25.0 million from the third tranche to the second tranche, such that HCR will have funded a total of $35.0 million under the second tranche. The additional $25.0 million from the second tranche was funded on January 4, 2024. The remaining third tranche of $10.0 million and fourth tranche of $22.5 million can be funded in the future upon the mutual agreement of both parties. See Note 12 for further information.

Private Placement

On January 4, 2024, we entered into a Common Stock Purchase Agreement with Legend Aggregator, LP, for the sale by us in a private placement (the “2024 Private Placement”) of an aggregate of 7,182,532 shares of our common stock at a purchase price of $10.442 per share. The 2024 Private Placement closed on January 8, 2024, and we received gross proceeds of approximately $75.0 million, before deducting offering costs of less than $0.1 million.