Form 10-Q
period 2024-03-31
Liquidia Corp
filed 2024-05-13
CIK 1819576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended March 31, 2024

or

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

As of May 2, 2024, there were 76,382,718 shares of the registrant’s common stock outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates, including YUTREPIA, the potential for, and timing regarding, eventual final approval by the FDA (as defined below) of and our ability to commercially launch YUTREPIA, including the potential impact of regulatory review, approval, and exclusivity developments which may occur for competitors, and the scope of any such approvals and the indications for which we receive approval;
●	the timeline or outcome related to our patent litigation with United Therapeutics that was filed in the U.S. District Court for the District of Delaware, the inter partes reviews with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, our trade secret litigation with United Therapeutics that was filed in the Superior Court for Durham County, North Carolina, the lawsuit filed by United Therapeutics against the FDA in the U.S. District Court for the District of Columbia, or any future litigation with United Therapeutics or any other third party, including any related rehearings or appeals;
●	the timing and our business partners’ ability to obtain and maintain regulatory clearance for the infusion pump that we are developing with Sandoz (as defined below) and Mainbridge (as defined below);
●	the timing and our ability to obtain and maintain regulatory approval for L606, an investigational, liposomal formulation of treprostinil that we licensed from Pharmosa (as defined below);
●	our ability to continue operations as a going concern without obtaining additional funding;
●	our expectations regarding the size of the patient populations, market acceptance and opportunity for those drug products that we commercialize in collaboration with third parties, including Sandoz’s first-to-file fully substitutable generic treprostinil injection;
●	the availability and market acceptance of medical devices and components of medical devices used to administer our drug products and drug products that we commercialize with third parties, including Smiths Medical’s CADD-MS 3 infusion pump, the RG 3ml Medication Cartridge that we developed in collaboration with Chengdu Shifeng Medical Technologies LTD. used for the subcutaneous administration of Sandoz’s generic treprostinil injection, Smiths Medical’s CADD Legacy and CADD-Solis infusion pumps used for the intravenous administration of Sandoz’s generic treprostinil injection, the infusion pump that we are developing with Sandoz and Mainbridge for the subcutaneous administration of Sandoz’s generic treprostinil injection, Plastiape’s RS00 Model 8 dry powder inhaler, which we plan to use for the administration of YUTREPIA, and any devices used for the administration of L606;
●	our ability to draw down on our financing facility with HCR (as defined below) and our ability to satisfy the covenants contained in the RIFA (as defined below);
●	our ability to retain, attract and hire key personnel;
●	prevailing economic, market and business conditions;
●	our ability to predict, foresee, and effectively address or mitigate future developments resulting from health epidemics, such as the COVID-19 pandemic, or other global shutdowns, which could include a negative impact on the availability of key personnel, the temporary closure of our facility or the facilities of our business partners, suppliers, third-party service providers or other vendors, or delays in payments or purchasing decisions, or the interruption of domestic and global supply chains, the economy and capital or financial markets;
●	the cost and availability of capital and any restrictions imposed by lenders or creditors;
●	changes in the industry in which we operate;

●	the failure to renew, or the revocation of, any license or other required permits;
●	unexpected charges or unexpected liabilities arising from a change in accounting policies, including any such changes by third parties with whom we collaborate and from whom we receive a portion of their net profits, or the effects of acquisition accounting varying from our expectations;
●	the risk that the credit ratings of our company or our subsidiaries may be different from what the companies expect, which may increase borrowing costs and/or make it more difficult for us to pay or refinance our debts and require us to borrow or divert cash flow from operations in order to service debt payments;
●	fluctuations in interest rates;
●	adverse outcomes of pending or threatened litigation or governmental investigations, including our ongoing litigation involving United Therapeutics and the FDA and any future litigation with United Therapeutics, the FDA or any other third party;
●	the effects on our company or our subsidiaries of future regulatory developments or legislative actions, including changes in healthcare, environmental and other laws and regulations to which we are subject;
●	conduct of and changing circumstances related to third-party relationships on which we rely, including the level of credit worthiness of counterparties;
●	the volatility and unpredictability of the stock market and credit market conditions;
●	conditions beyond our control, such as natural disasters, global pandemics (including COVID-19), or acts of war or terrorism;
●	variations between the stated assumptions on which forward-looking statements are based and our actual experience;
●	other legislative, regulatory, economic, business, and/or competitive factors;
●	our plans to develop and commercialize our product candidates;
●	our planned clinical trials for our product candidates;
●	the timing of the availability of data from our clinical trials;
●	the timing and related contents of our planned regulatory filings and/or applications;
●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
●	the clinical utility of our product candidates and their potential advantages compared to other treatments;
●	our commercialization, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for the manufacture of our product candidates and the ability and sufficiency of our current manufacturing facilities to produce development and commercial quantities of our product candidates;
●	our ability to establish and maintain collaborations;
●	our estimates regarding the market opportunities for our product candidates;
●	our intellectual property position and the duration of our patent rights;
●	fluctuations in the trading price of our common stock;
●	our estimates regarding future expenses, capital requirements and needs for additional financing; and
●	our expected use of proceeds from prior public offerings and the period over which such proceeds, together with our available cash, will be sufficient to meet our operating needs.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Liquidia Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$157,858	$83,679
Accounts receivable, net	2,570	4,061
Inventory	3,517	—
Prepaid expenses and other current assets	3,991	2,159
Total current assets	167,936	89,899
Property, plant and equipment, net	5,576	4,480
Operating lease right-of-use assets, net	1,591	1,704
Indemnification asset, related party	6,712	6,707
Contract acquisition costs, net	7,798	7,922
Intangible asset, net	3,376	3,430
Goodwill	3,903	3,903
Other assets	224	287
Total assets	$197,116	$118,332
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,490	$1,396
Accrued expenses and other current liabilities	14,068	13,400
Revenue interest financing payable, current	4,153	2,615
Operating and finance lease liabilities, current	1,214	1,139
Total current liabilities	21,925	18,550
Litigation finance payable	6,710	6,707
Revenue interest financing payable, noncurrent	80,205	43,418
Operating and finance lease liabilities, noncurrent	2,016	2,364
Total liabilities	110,856	71,039
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized, none outstanding	—	—
Common stock — $0.001 par value, 100,000,000 shares authorized as of March 31, 2024 and December 31, 2023 76,287,415 and 68,629,575 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	76	69
Additional paid-in capital	556,210	476,322
Accumulated deficit	(470,026)	(429,098)
Total stockholders’ equity	86,260	47,293
Total liabilities and stockholders’ equity	$197,116	$118,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$2,972	$4,493
Costs and expenses:
Cost of revenue	1,467	654
Research and development	10,057	5,278
General and administrative	20,249	7,793
Total costs and expenses	31,773	13,725
Loss from operations	(28,801)	(9,232)
Other income (expense):
Interest income	1,880	922
Interest expense	(2,524)	(1,124)
Loss on extinguishment of debt	(11,483)	(2,311)
Total other expense, net	(12,127)	(2,513)
Net loss and comprehensive loss	$(40,928)	$(11,745)
Net loss per common share, basic and diluted	$(0.54)	$(0.18)
Weighted average common shares outstanding, basic and diluted	75,393,907	64,656,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except shares amounts)

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	68,629,575	$69	$476,322	$(429,098)	$47,293
Issuance of common stock upon exercise of stock options	23,247	—	99	—	99
Issuance of common stock upon vesting of restricted stock units	383,133	—	—	—	—
Issuance of common stock under employee stock purchase plan	67,982	—	404	—	404
Issuance of common stock upon exercise of warrants	946	—	—	—	—
Sale of common stock, net	7,182,532	7	74,861	—	74,868
Stock-based compensation	—	—	4,524	—	4,524
Net loss	—	—	—	(40,928)	(40,928)
Balance as of March 31, 2024	76,287,415	$76	$556,210	$(470,026)	$86,260

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	64,517,912	$64	$440,954	$(350,596)	$90,422
Issuance of common stock upon exercise of stock options	21,447	—	79	—	79
Issuance of common stock upon vesting of restricted stock units	89,804	1	(1)	—	—
Issuance of common stock under employee stock purchase plan	81,281	—	335	—	335
Stock-based compensation	—	—	2,552	—	2,552
Net loss	—	—	—	(11,745)	(11,745)
Balance as of March 31, 2023	64,710,444	$65	$443,919	$(362,341)	$81,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(40,928)	$(11,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,524	2,552
Depreciation and amortization	489	569
Non-cash lease expense	113	91
Loss (gain) on disposal of property and equipment	3	(2)
Loss on extinguishment of debt	11,483	2,311
Accretion and non-cash interest expense	2,521	953
Changes in operating assets and liabilities:
Accounts receivable, net	1,491	886
Inventory	(3,517)	—
Prepaid expenses and other current assets	(1,832)	214
Other noncurrent assets	63	—
Accounts payable	303	(1,495)
Accrued expenses and other current liabilities	668	(2,577)
Operating lease liabilities	(247)	(214)
Net cash used in operating activities	(24,866)	(8,457)
Investing activities
Purchases of property, plant and equipment	(624)	(366)
Proceeds from the sale of property, plant and equipment	—	2
Net cash used in investing activities	(624)	(364)
Financing activities
Proceeds from revenue interest financing, net	24,975	31,814
Principal payments on long-term debt	—	(20,000)
Payments for debt prepayment and extinguishment costs	—	(2,190)
Payments on revenue interest financing liability	(654)	—
Principal payments on finance leases	(26)	(105)
Receipts from litigation financing	3	17
Proceeds from sale of common stock, net of issuance costs	74,868	—
Proceeds from issuance of common stock under stock incentive plans	503	414
Net cash provided by financing activities	99,669	9,950
Net increase in cash and cash equivalents	74,179	1,129
Cash and cash equivalents, beginning of period	83,679	93,283
Cash and cash equivalents, end of period	$157,858	$94,412
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$360
Cash paid for operating lease liabilities	$328	$319
Non-cash increase in property, plant and equipment through accounts payable	$786	$122
Non-cash increase in indemnification asset through accounts payable	$5	$17

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

We currently generate revenue pursuant to a promotion agreement between Liquidia PAH and Sandoz Inc. (“Sandoz”), dated as of August 1, 2018, as amended (the “Promotion Agreement”), sharing profit derived from the sale of Sandoz’s substitutable generic treprostinil injection (“Treprostinil Injection”) in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. We employ a targeted sales force calling on physicians and hospital pharmacies involved in the treatment of PAH and PH-ILD in the United States, as well as key stakeholders involved in the distribution and reimbursement of medicines to treat these patients. We established our commercial presence in the field to support Treprostinil Injection and have since expanded our presence to support the potential launch of YUTREPIA upon final approval, further validating our reputation as a company committed to supporting PAH and PH-ILD patients.

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

Our lead product candidate is YUTREPIA for the treatment of PAH and PH-ILD. YUTREPIA is an inhaled dry powder formulation of treprostinil designed with PRINT to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low effort dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labeled doses of current inhaled therapies. In November 2021, the United States Food and Drug Administration (“FDA”) tentatively approved our New Drug Application (“NDA”) for YUTREPIA for the treatment of PAH. In July 2023, we filed an amendment to our NDA to add PH-ILD to the label for YUTREPIA. We are currently awaiting final action by the FDA with respect to our NDA.

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

Product candidates we develop require approval from the FDA and/or other international regulatory agencies prior to commercial sales. There can be no assurance that our product candidates will receive the necessary approvals or, if we do, the indications for which our products will be approved. If we are denied approval, approval is delayed, approval is for less than all of the indications we are seeking, or we are unable to maintain approval, it could have a material adverse impact on our business, financial position and results of operations.

We rely on single source manufacturers and suppliers for the supply of our product candidates, adding to the manufacturing risks we face. In the event of any failure by a supplier, we could be left without backup facilities. Any disruption from these manufacturers or suppliers could have a negative impact on our business, financial position and results of operations.

Liquidity

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, bank borrowings with warrants, the issuance of convertible notes and warrants, and revenue interest financing. Since inception, we have incurred recurring losses, including a net loss of $40.9 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $470.0 million.

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

Although we expect to continue to generate operating losses for the foreseeable future, we believe that based on our current operating plan, excluding any future YUTREPIA product revenue, our cash and cash equivalents will be sufficient to fund operations, capital expenditures, and RIFA quarterly fixed payment requirements and allow us to remain in compliance with our minimum cash covenants pursuant to the RIFA for at least twelve months from the issuance date of these condensed consolidated financial statements. If we have not received full FDA approval for both PAH and PH-ILD and begun product sales of YUTREPIA or are unable to access additional capital by the date of issuance of our second quarter 2024 financial statements, there could be substantial doubt about our ability to continue as a going concern as of that date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

2. Basis of Presentation, Significant Accounting Policies and Fair Value Measurements

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The year-end condensed consolidated balance sheet data was derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. Certain amounts have been reclassified from the prior year presentation to conform to current presentation, specifically in relation to the balance sheet presentation of finance and operating leases. Our financial position, results of operations and cash flows are presented in U.S. Dollars.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2023, which are included in our 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”).

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

Summary of Significant Accounting Policies

Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the years ended December 31, 2023 and 2022, which are included in our 2023 Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the three months ended March 31, 2024.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board under its accounting standards codifications (ASC) or other standard setting bodies and are adopted by us as of the specified effective date. For the three months ended March 31, 2024, there were no newly adopted accounting pronouncements that had a material impact on our condensed consolidated financial statements. As of March 31, 2024, there are no recently issued but not yet adopted accounting pronouncements that are expected to materially impact our condensed consolidated financial statements.

Cash, Cash Equivalents, and Concentration of Credit Risk

We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. We are exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding our cash and cash equivalents to the extent of amounts recorded on the condensed consolidated balance sheet. Our cash and cash equivalents are held at multiple accredited financial institutions. We have not experienced any losses on such accounts and do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Such deposits have exceeded and will continue to exceed federally insured limits.

Accounts Receivable

Accounts receivable are stated at net realizable value and net of an allowance for credit losses as of each balance sheet date, if applicable. One customer accounted for 98% and 99% of our accounts receivable, net at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, we have not recorded an allowance for credit losses.

Prelaunch Inventory

We capitalize prelaunch inventory prior to receiving regulatory approval if regulatory approval and subsequent commercialization of a product is probable and we also expect future economic benefit from the sales of the product to be realized. Prior to this conclusion, we expense prelaunch inventory as research and development expense in the period incurred. For prelaunch inventory that is capitalized, we consider a number of specific facts and circumstances, including the product’s historical shelf life, the product's current status in the development and regulatory approval process, results from related clinical trials, results from meetings with relevant regulatory agencies prior to the filing of regulatory applications, potential obstacles to the approval process, viability of commercialization and market trends. In late 2023, based on our assessment of the legal and regulatory process related to YUTREPIA, we concluded that we met the criteria to capitalize expenditures for prelaunch inventory. We capitalized $3.5 million of prelaunch inventory as of March 31, 2024 and none as of December 31, 2023. We do not have an allowance for inventory obsolescence as of March 31, 2024. If either regulatory approval or market acceptance post-approval of YUTREPIA do not occur at all or on a timely basis prior to the inventory shelf-life expiration, we may be required to write-off some or all prelaunch inventory, which could affect our financial condition and financial results.

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

As of March 31, 2024, we concluded there were no events or changes in circumstances which indicated that the carrying amount of goodwill was not recoverable. We completed our annual impairment test as of July 1, 2023 and concluded that no impairments had occurred.

Revenue Interest Financing Payable

We recognized a liability related to amounts received in January 2023, July 2023, and January 2024 pursuant to the RIFA under ASC 470-10, Debt and ASC 835-30, Interest - Imputation of Interest. The liability will be accreted under the effective interest method based upon the estimated amount of future payments to be made pursuant to the RIFA. If the timing or amounts of any estimated future payments change, we will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs. A significant increase or decrease in these estimates could materially impact the liability balance and related interest expense. Amendments are assessed under ASC 470 to determine appropriate treatment as extinguishments or modifications.

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

Stock-Based Compensation

We estimate the grant date fair value of stock-based awards and amortize this fair value to compensation expense over the requisite service period or the vesting period of the respective award. In arriving at stock-based compensation expense, we estimate the number of stock-based awards that will be forfeited due to employee turnover. The forfeiture assumption is based primarily on turn-over historical experience. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in our financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to expense recognized in our financial statements. The expense we recognize in future periods will be affected by changes in the estimated forfeiture rate and may differ from amounts recognized in the current period. See Note 9.

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

Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Due to their anti-dilutive effect, the calculation of diluted net loss per share excludes the following common stock equivalent shares:

	Three Months Ended
	March 31,
	2024	2023
Stock Options	9,571,521	9,402,106
Restricted Stock Units	2,982,485	1,590,469
Warrants	450,000	450,000
Total	13,004,006	11,442,575

Certain common stock warrants are included in the calculation of basic and diluted net loss per share since their exercise price is de minimis.

Fair Value Measurements

ASC 825, Financial Instruments defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 825 establishes a three-tiered approach for valuation of financial instruments, which requires that fair value measurements be classified and disclosed in one of three tiers, whether or not recognized on our condensed consolidated balance sheets at fair value. The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities;

Level 2 — Inputs other than quoted prices included in active markets that are observable for the asset or liability, either directly or indirectly; and

Level 3 — Unobservable inputs for the asset and liability used to measure fair value, to the extent that observable inputs are not available.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table presents the placement in the fair value hierarchy of financial assets and liabilities measured at fair value as of March 31, 2024 and December 31, 2023:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
March 31, 2024	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$154,066	$—	$—	$154,066

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2023	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$79,912	$—	$—	$79,912

Money market funds are included in cash and cash equivalents on our condensed consolidated balance sheet and are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices.

The carrying amounts reflected in our condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term nature. The carrying value of long-term debt and the revenue interest financing payable approximate fair value as the respective interest rates are reflective of current market rates on debt with similar terms and conditions. In addition, the revenue interest financing payable is updated with the expected amount to be paid back each reporting period based on the contractual terms and current projections.

3. Inventory

Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	March 31,	December 31,
	2024	2023
Raw materials	$1,303	$—
Work in process	2,214	—
Inventory	$3,517	$—

Prelaunch Inventory

During the quarter ended March 31, 2024, we capitalized costs of $3.5 million associated with the manufacture of YUTREPIA as a result of our determination that regulatory approval and subsequent commercialization is probable and we also expect future economic benefit from the sales of the product to be realized.

4. Property, Plant, and Equipment

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2024	2023
Lab and build-to-suit equipment	$6,756	$6,834
Office equipment	19	19
Furniture and fixtures	241	241
Computer equipment	487	487
Leasehold improvements	11,374	11,409
Construction-in-progress	1,966	804
Total property, plant and equipment	20,843	19,794
Accumulated depreciation and amortization	(15,267)	(15,314)
Property, plant and equipment, net	$5,576	$4,480

We recorded depreciation and amortization expense related to property, plant and equipment of $0.2 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

5. Contract Acquisition Costs and Intangible Asset

Contract acquisition costs and intangible asset are summarized as follows:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract acquisition costs	$12,980	$(5,182)	$7,798	$12,980	$(5,058)	$7,922
Intangible asset	$5,620	$(2,244)	$3,376	$5,620	$(2,190)	$3,430

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

We recorded amortization related to the contract acquisition costs of $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. We recorded amortization related to the intangible asset of $0.1 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. Annual amortization over the next five years is expected to immaterially fluctuate from the 2023 amounts, consistent with changes to net profits to be recognized pursuant to the Promotion Agreement over the period.

6. Indemnification Asset with Related Party and Litigation Finance Payable

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

On November 17, 2020, Liquidia PAH entered into a Litigation Funding and Indemnification Agreement (“Indemnification Agreement”) with PBM RG Holdings, LLC (“PBM”). PBM is considered to be a related party as it is controlled by a major stockholder (which beneficially owns approximately 8.3% of Liquidia Corporation common stock as of April 26, 2024), who is also a member of our Board of Directors.

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

As of March 31, 2024 and December 31, 2023, the Indemnification Asset and Litigation Finance Payable were classified as long-term assets and liabilities, respectively, as it is considered unlikely that the RareGen Litigation would conclude prior to March 31, 2025.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
Accrued compensation	$4,715	$8,544
Accrued research and development expenses	3,020	2,902
Accrued inventory costs	1,690	—
Accrued other expenses	4,643	1,954
Total accrued expenses and other current liabilities	$14,068	$13,400

8. Stockholders’ Equity

Common Stock

Issuance of Common Stock on January 4, 2024 from a Private Placement

On January 4, 2024, we entered into a common stock purchase agreement with Legend Aggregator, LP for the sale by us in a private placement (the “2024 Private Placement”) of an aggregate of 7,182,532 shares of our common stock at a purchase price of $10.442 per share. The 2024 Private Placement closed on January 8, 2024, and we received gross proceeds of approximately $75.0 million, before deducting offering costs of less than $0.1 million.

Issuance of Common Stock on December 12, 2023 from an Underwritten Public Offering and Private Placement

In December 2023, we sold 3,491,620 shares of our common stock in an underwritten registered public offering at an offering price of $7.16 per share (the “2023 Offering”) for net proceeds of approximately $25.0 million, before deducting offering costs of approximately $1.9 million.

Caligan Partners LP (“Caligan”), our largest stockholder, and Paul B. Manning, a member of our Board of Directors, participated in the 2023 Offering and purchased shares of common stock in an aggregate amount of approximately $10.0 million at the public offering price per share and on the same terms as the other purchasers in the 2023 Offering. Caligan purchased 1,117,318 shares of common stock in the 2023 Offering for an aggregate purchase price of $8.0 million and Paul B. Manning purchased 279,330 shares of common stock in the 2023 Offering for an aggregate purchase price of $2.0 million.

Concurrently with the 2023 Offering referenced above, we entered into a common stock purchase agreement with Roger Jeffs, our Chief Executive Officer, for the sale by us in a private placement of an aggregate of 139,665 shares of our common stock at a purchase price of $7.16 per share for gross proceeds of approximately $1.0 million.

Warrants

During the three months ended March 31, 2024 and 2023, 948 and no warrants to purchase shares of common stock were exercised, respectively.

Number of
warrants	Exercise Price		Expiration Date
250,000		$5.14	January 6, 2032
100,000		$3.05	February 26, 2031
100,000	$	n/a1	February 26, 2031
64,624		$0.02	December 31, 2026

Outstanding warrants consisted of the following as of March 31, 2024:

1

These warrants were issued on February 26, 2021, in connection with our previously outstanding debt with Silicon Valley Bank. These warrants only became exercisable if there was additional funding under the loan agreement, and the exercise price of these warrants was to be set upon such potential additional funding. The additional funding never occurred, and the loan agreement has since been repaid and terminated. While these warrants technically remain outstanding, they are not, and will never be, exercisable.

9. Stock-Based Compensation

2020 Long-Term Incentive Plan

Our 2020 Long-Term Incentive Plan (the “2020 Plan”) provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards and for accelerated vesting under certain change of control transactions. The number of shares of our common stock available for issuance under the 2020 plan will automatically increase on January 1 of each year through 2030, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors (the “Evergreen Provision”). On January 1, 2024, the number of shares of common stock available for issuance under the 2020 Plan automatically increased by 2,745,183 shares pursuant to the Evergreen Provision. As of March 31, 2024, there were 984,622 shares available for future grants under the 2020 Plan.

The 2020 Plan replaced all prior equity award plans and such plans have been discontinued. However, the awards outstanding under the prior equity award plans will continue to remain in effect in accordance with their terms. Awards that are forfeited under these prior plans upon cancellation, termination or expiration will not be available for grant under the 2020 Plan. As of March 31, 2024, a total of 635,280 shares of common stock were reserved for issuance related to the remaining outstanding equity awards granted under the prior plans.

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

310,000 shares of our common stock were reserved for issuance pursuant to equity awards that may be granted under the 2022 Inducement Plan, and the 2022 Inducement Plan will be administered by the Compensation Committee. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2022 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board of Directors, or following a bona fide period of non-employment by us, if he or she is granted such equity awards in connection with his or her commencement of employment with us and such grant is an inducement material to his or her entering into employment with us. As of March 31, 2024, a total of 26,650 shares were available for issuance under the 2022 Inducement Plan.

Employee Stock Purchase Plan

In November 2020, stockholders approved the Liquidia Corporation 2020 Employee Stock Purchase Plan (the “ESPP”). The number of shares of our common stock available for issuance under the ESPP will automatically increase on January 1 of each year through 2030, by the lesser of (a) 1.0% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, (b) 150,000 shares, or (c) an amount determined by the Board of Directors. On January 1, 2024, the number of shares of common stock available for issuance under the ESPP increased by 150,000 shares. As of March 31, 2024, a total of 639,155 shares of common stock are reserved for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions, subject to plan limitations. Unless otherwise determined by the administrator, the common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is 85% of the lesser of the fair market value of our common stock on the first and last trading day of the offering period. During the three months ended March 31, 2024 and 2023, 67,982 and 81,281 shares were issued under the ESPP, respectively.

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

Total stock-based compensation expense recognized for employees and non-employees was as follows:

	Three Months Ended
	March 31,
By Expense Category:	2024	2023
Cost of revenue	$64	$—
Research and development	1,011	581
General and administrative	3,449	1,971
Total stock-based compensation expense	$4,524	$2,552

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted average basis, by type of award:

	As of March 31, 2024
		Weighted
		Average
		Remaining
		Recognition
	Unamortized	Period
	Expense	(Years)
Stock options	$13,698	2.0
Restricted and performance stock units	$29,115	3.0

Fair Value of Stock Options Granted and Purchase Rights Issued under the ESPP

We use the Black-Scholes option-pricing model to determine the fair value of stock options granted and purchase rights issued under the ESPP.

The following table summarizes the assumptions used for estimating the fair value of stock options granted under the Black-Scholes option-pricing model:

	Three Months Ended
	March 31,
	2024	2023
Expected dividend yield	—	—
Risk-free interest rate	3.98%	3.46% - 3.64%
Expected volatility	90%	94% - 95%
Expected life (years)	6.1	5.9 - 6.1

The weighted average fair value for options granted during the three months ended March 31, 2024 and 2023 was $9.84 and $4.80 per share, respectively.

The following table summarizes the assumptions used for estimating the fair value of purchase rights granted to employees under the ESPP under the Black-Scholes option-pricing model:

	Three Months Ended
	March 31,
	2024	2023
Expected dividend yield	—	—
Risk-free interest rate	5.27%	5.20%
Expected volatility	90%	64%
Expected life (years)	0.50	0.50

Stock Option Activity

Options generally vest over a four-year period in multiple tranches.

The following table summarizes stock option activity during the three months ended March 31, 2024:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2023	9,573,937	$4.80
Granted	7,500	12.86
Exercised	(23,247)	4.27
Cancelled	(3,000)	6.37
Outstanding as of March 31, 2024	9,555,190	$4.81	7.5	$95,040
Exercisable as of March 31, 2024	6,123,944	$4.47	7.2	$62,992
Vested and expected to vest as of March 31, 2024	9,069,464	$4.76	7.5	$90,617

The aggregate intrinsic value of stock options in the table above represents the difference between the $14.75 closing price of our common stock as of March 31, 2024 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

Restricted Stock Units

Restricted Stock Units (“RSUs”) represent the right to receive shares of our common stock at the end of a specified time period and/or upon the achievement of a specific milestone. RSUs can only be settled in shares of our common stock. RSUs generally vest over a four-year period similar to stock options granted to employees.

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

A summary of unvested RSU awards outstanding as of March 31, 2024 and changes during the three months ended March 31, 2024 are as follows:

		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	RSUs	(per RSU)
Unvested as of December 31, 2023	1,657,978	$6.41
Granted	1,857,325	12.54
Vested	(383,133)	6.42
Forfeited	(2,277)	12.50
Unvested as of March 31, 2024	3,129,893	$10.04

RSUs granted during the three months ended March 31, 2024, included 520,526 performance-based RSUs granted to our executives. These performance-based RSUs vest upon the later of (a) time-based vesting conditions and (b) the first commercial sale of YUTREPIA in the United States. The time-based vesting condition means 25% of the performance-based RSUs vest one year after grant date and quarterly thereafter for three years, subject to the executive’s continued service.

10. Revenue From Contracts With Customers

In August 2018, we entered into a Promotion Agreement with Sandoz under which we have the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection for the treatment of patients with PAH in the United States. We paid Sandoz $20 million at the inception of the Promotion Agreement in consideration for these rights. In exchange for conducting these commercial activities, we are entitled to receive a share of Net Profits (as defined within the Promotion Agreement) based on specified profit levels. The share of Net Profits received is subject to adjustments from Sandoz for certain items, such as distributor chargebacks, rebates, inventory returns, inventory write-offs and other adjustments. We expect to refund certain amounts to Sandoz through a reduction of the cash received from future Net Profits generated under the Promotion Agreement. As of March 31, 2024, a $0.5 million refund liability is offset against accounts receivable from Sandoz related to expected refund amounts. Approximately 99% of revenue during the three months ended March 31, 2024 was generated from the Promotion Agreement.

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

Lease Balances, Costs, and Future Minimum Payments

Leases with an initial term of 12 months or less are not recorded on the balance sheet. As of March 31, 2024, we have not entered into any short-term leases. For lease agreements entered into or reassessed after the adoption of ASC 842 Leases, we combine lease and non-lease components, if any. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Our lease cost is reflected in the accompanying condensed statements of operations and comprehensive loss as follows:

		Three Months Ended March 31,
	Classification	2024	2023
Operating lease cost:
Fixed lease cost	Research and development	$175	$176
Fixed lease cost	General and administrative	19	19
Finance lease cost:
Amortization of lease assets	Research and development	22	30
Interest on lease liabilities	Interest expense	2	5
Total Lease Cost		$218	$230

The weighted average remaining lease term and discount rates as of March 31, 2024 were as follows:

Weighted average remaining lease term (years):
Operating leases	2.6
Finance leases	1.0
Weighted average discount rate:
Operating leases	10.3%
Finance leases	6.5%

The discount rate for leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms at the time of lease inception.

The future minimum lease payments as of March 31, 2024 were as follows:

	Operating	Finance
Year ending December 31:	Leases	Leases	Total
2024 (nine months remaining)	$989	$86	$1,075
2025	1,356	64	1,420
2026	1,158	—	1,158
Total minimum lease payments	3,503	150	3,653
Less: interest	(418)	(5)	(423)
Present value of lease liabilities	$3,085	$145	$3,230

12. Revenue Interest Financing Payable

On January 9, 2023, we entered into the RIFA with HCR and HealthCare Royalty Management, LLC, pursuant to which and subject to the terms and conditions contained therein, HCR agreed to pay us an aggregate investment amount of up to $100.0 million (the “Investment Amount”) in four tranches. On January 27, 2023, $32.5 million of the Investment Amount was funded from the first tranche, $22.2 million of which was used to satisfy existing obligations due to Silicon Valley Bank. This repayment resulted in a loss on extinguishment during the year ended December 31, 2023 of $2.3 million.

On June 28, 2023 and July 27, 2023, we entered into the Second Amendment to the RIFA and Third Amendment to the RIFA, respectively, pursuant to which HCR moved $2.5 million from the fourth tranche to the second tranche such that HCR would fund a total of $10.0 million of the Investment Amount under the second tranche. $10.0 million from the second tranche was funded on July 27, 2023.

On January 3, 2024, we entered into the Fourth Amendment to the RIFA pursuant to which HCR moved $25.0 million from the third tranche to the second tranche, such that the second tranche totals $35.0 million. The additional $25.0 million from the second tranche was funded on January 5, 2024. The remaining third tranche of $10.0 million and fourth tranche of $22.5 million can be funded in the future upon the mutual agreement of both parties.

As consideration for the Investment Amount and pursuant to the RIFA, we have agreed to pay HCR either (a) quarterly fixed payments and a one-time fixed payment or (b) a tiered royalty on our annual net revenue after the first commercial sale of YUTREPIA (the “Revenue Interests”) depending on whether the Third Investment Amount (as defined in the RIFA) has been funded.

We are currently required to make certain fixed quarterly payments to HCR which include an additional amount on a ratable basis to reflect the funding of additional amounts by HCR under the RIFA and a one-time fixed payment. As of March 31, 2024, we were required to pay $4.2 million within one year of the balance sheet date, which is classified as current in our condensed consolidated balance sheet. As a result of the Fourth Amendment, if the Third Investment Amount is not funded, our quarterly fixed payment will increase to $1.0 million beginning in the second quarter of 2024 and then to $5.8 million beginning in the third quarter of 2025 through 2028. Additionally, in the event that the Third

Investment Amount has not been funded by June 30, 2025, we will be obligated to pay an incremental one-time fixed payment of $23.8 million also during the third quarter of 2025.

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

The Fourth Amendment to the RIFA qualifies as a debt extinguishment and issuance of a new debt instrument in accordance with ASC 405-20, Extinguishments of Liabilities. We recorded a loss on extinguishment during the quarter ended March 31, 2024 of $11.5 million, equal to the fair value of the amended RIFA less the carrying value of the existing RIFA on January 5, 2024.

We recorded the total funds received from HCR of $42.5 million under the terms of the RIFA as a liability. The issuance costs, consisting primarily of legal fees, totaled $0.9 million and were recorded as a deduction of the carrying amount of the liability and are being amortized under the effective interest method over the estimated period the liability will be repaid. We estimated the total amount of payments over the life of the RIFA to determine the interest expense to record to accrete the liability to the amount ultimately due. For the three months ended March 31, 2024, we estimated an effective annual interest rate of approximately 12.3%. Over the course of the RIFA, the effective annual interest rate may be affected by potential changes in forecasted payments. On a quarterly basis, we will reassess the expected amount and timing of payments, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The following table presents the changes in the RIFA payable during the three months ended March 31, 2024:

Balance as of December 31, 2023	$46,033
Accretion	107
Amortization of issuance costs	2
Second tranche funding, net of fees	24,975
Balance as of January 5, 2024, prior to extinguishment	$71,117
Loss on extinguishment	11,483
Balance as of January 5, 2024, after extinguishment	$82,600
Accretion	2,412
Payments	(654)
Balance as of March 31, 2024	$84,358
Less: current portion of revenue interest financing payable	(4,153)
Long-term portion of revenue interest financing payable	$80,205

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

Mainbridge Health Care Device Development and Supply Agreement

In December 2022, we entered into a Device Development and Supply Agreement (the “Pump Development Agreement”) with Mainbridge Health Partners, LLC (“Mainbridge”) and Sandoz Inc. (“Sandoz”). The Pump Development Agreement provides for the cooperation between us, Sandoz and Mainbridge to develop a new pump that is suitable for the subcutaneous administration of Treprostinil Injection. Mainbridge will perform all development, validation and testing activities required for the pump and related consumables in anticipation of submitting a 510(k) clearance application for the pump to the FDA in 2025. In connection with the Pump Development Agreement, we and Sandoz have agreed to pay Mainbridge certain future contingent milestone payments in accordance with the terms and conditions set forth therein.

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

Chasm Technologies

In March 2012, we entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to our manufacturing capabilities during the term of the agreement. We agreed to pay future contingent milestones and royalties on net sales totaling no more than $1.5 million, $0.2 million of which has been accrued as of March 31, 2024.

Employment Agreements and Executive Severance and Change in Control Plan

We have agreements with certain employees and an Executive Severance and Change in Control Plan which covers certain other employees which require payments if certain events, such as a change in control or termination without cause, occur.

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

As of March 31, 2024, we have non-cancelable commitments for product manufacturing and supply costs of approximately $6.5 million.

Other Contingencies and Commitments

From time-to-time we are subject to claims and litigation in the normal course of business, none of which do we believe represent a risk of material loss or exposure. See Note 14 for further discussion of pending legal proceedings.

In addition to the commitments described above, we are party to other commitments, including non-cancelable leases and long-term debt, which are described elsewhere in these notes to the condensed consolidated financial statements.

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

In March 2020, the Company filed a petition for inter partes review with the Patent Trial and Appeal Board (the “PTAB”) of the USPTO with respect to the ‘901 Patent, seeking a determination that the claims in the ‘901 Patent are invalid. In October 2021, the PTAB issued a final written decision concluding that seven of the claims in the ‘901 patent were unpatentable, leaving only the narrower dependent claims 6 and 7, both of which require actual storage at ambient temperature of treprostinil sodium. In November 2021, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘901 Patent. The rehearing request was denied in June 2022. In August 2022, United Therapeutics appealed the decision of the PTAB with respect to the ‘901 Patent to the United States Court of Appeals for the Federal Circuit. Oral argument was held in February 2024, and the appeal remains pending.

In January 2021, the Company filed a petition for inter partes review with the PTAB relating to the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. In July 2022, the PTAB ruled in the Company’s favor, concluding that based on the preponderance of the evidence, all the claims of the ’793 Patent have been shown to be unpatentable. In August 2022, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘793 Patent. The rehearing request was denied in February 2023. In April 2023, United Therapeutics appealed the decision of the PTAB with respect to the ‘793 Patent to the United States Court of Appeals for the Federal Circuit. In December 2023, the United States Court of Appeals for the Federal Circuit affirmed the earlier decision by the PTAB, which found all claims of the ‘793 Patent to be unpatentable due to the existence of prior art cited by us in inter partes review proceedings. In January 2024, United Therapeutics filed a request for rehearing of the decision by the United States Court of Appeals for the Federal Circuit. The request for rehearing was denied in March 2024. United Therapeutics has publicly stated that it plans to file a petition for a writ of certiorari to seek an appeal with the United States Supreme Court, but no such petition has been filed to date.

As a result of this decision by the United States Court of Appeals for the Federal Circuit with respect to the invalidity of the ‘793 Patent, in December 2023, the Company filed a motion for Judge Andrews to set aside the injunction he issued in the Original Hatch-Waxman Litigation. The motion was granted in March 2024, and the injunction on final approval by the FDA of YUTREPIA was set aside. United Therapeutics has appealed Judge Andrews’ decision to set aside the injunction to the Federal Circuit.

In connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, the Company provided a new notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed a second complaint for patent infringement against us in the U.S. District Court for the District of Delaware (Case No. 1:23-cv-00975-RGA) (the “New Hatch-Waxman Litigation”), again asserting infringement by the Company of the ‘793 Patent. In November 2023, the U.S. Patent and Trademark Office (the USPTO) issued U.S. Patent No. 11,826,327, or the ‘327 Patent, entitled “Treatment for Interstitial Lung Disease”, to United Therapeutics. On November 30, 2023, United Therapeutics filed an amended complaint in the New Hatch-Waxman Litigation asserting infringement of the ‘327 Patent by the practice of YUTREPIA based on the amended NDA. In January 2024, the Company filed an answer, counterclaims and a partial motion to dismiss the claims related to the ‘793 Patent as a result of the decision by the United States Court of Appeals for the Federal Circuit to affirm the PTAB’s finding that the ’793 patent is unpatentable. In February 2024, United Therapeutics stipulated to the dismissal of the claims in the New Hatch-Waxman Litigation related to the ‘793 Patent. In February 2024, United Therapeutics also filed a motion seeking a preliminary injunction to prevent us from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA for the treatment of PH-ILD. Briefing on the motion is complete and a hearing on the motion was held in April 2024. The motion remains pending.

FDA Litigation

In February 2024, United Therapeutics filed a complaint against the FDA in the U.S. District Court for the District of Columbia, challenging the FDA’s acceptance of our amended NDA for review (the “FDA Litigation”). The Company intervened and became a party to the lawsuit in March 2024. In March 2024, United Therapeutics filed a motion for a temporary restraining order in the FDA Litigation, seeking to enjoin the FDA from approving our NDA for YUTREPIA with respect to the indication to treat PH-ILD. United Therapeutics’ motion was denied in March 2024. On May 7, 2024, both the Company and the FDA filed motions to dismiss United Therapeutics’ complaint. Briefing on the motions to dismiss is in progress.

Trade Secret Litigation

In December 2021, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, alleging that the Company and a former United Therapeutics employee, who later joined the Company as an employee many years after terminating his employment with United Therapeutics, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. In January 2024, our co-defendant in the lawsuit filed a motion to dismiss all claims. The motion has been briefed and remains pending, with a hearing on the motion scheduled for May 16, 2024. Fact discovery in the case has concluded, and expert discovery is in process.

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

In September 2021, United Therapeutics filed a motion for summary judgment with respect to all of the claims brought by Sandoz and Liquidia PAH against United Therapeutics. At the same time, Sandoz filed a motion for summary judgment with respect to the breach of contract claim. In March 2022, the Court issued an order granting partial summary judgment to United Therapeutics with respect to the antitrust and unfair competition claims, denying summary judgment to United Therapeutics with respect to the breach of contract claim, and granting partial summary judgment to Sandoz with respect to the breach of contract claim. A trial to determine the amount of damages due from United Therapeutics to Sandoz with respect to the breach of contract claim was held from late April to early May 2024. Closing arguments are scheduled for June 2024.

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

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Also refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which includes detailed discussions of various items impacting our business, results of operations and financial condition.

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

We currently generate revenue pursuant to a promotion agreement between Liquidia PAH and Sandoz Inc. (“Sandoz”), dated as of August 1, 2018, as amended (the “Promotion Agreement”), sharing profit derived from the sale of Sandoz’s substitutable generic treprostinil injection (“Treprostinil Injection”) in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. We employ a targeted sales force calling on physicians and hospital pharmacies involved in the treatment of PAH and PH-ILD in the United States, as well as key stakeholders involved in the distribution and reimbursement of medicines to treat these patients. We established our commercial presence in the field to support Treprostinil Injection and have since expanded our presence to support the launch of YUTREPIA upon final approval, further validating our reputation as a company committed to supporting PAH and PH-ILD patients.

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

Our lead product candidate is YUTREPIA for the treatment of PAH and PH-ILD. YUTREPIA is an inhaled dry powder formulation of treprostinil designed with PRINT to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low effort dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labeled doses of current inhaled therapies. In November 2021, the United States Food and Drug Administration (“FDA”) tentatively approved our New Drug Application (“NDA”) for YUTREPIA for the treatment of PAH. In July

2023, we filed an amendment to our NDA to add PH-ILD to the label for YUTREPIA. We are currently awaiting final action by the FDA with respect to our NDA.

We are also developing L606, an investigational, liposomal formulation of treprostinil administered twice-daily with a short-duration next-generation nebulizer, which we licensed from Pharmosa Biopharm. L606 is currently being evaluated in an open-label study in the United States for treatment of PAH and PH-ILD with a planned pivotal study for the treatment of PH-ILD.

Since inception, we have incurred significant operating losses. Our net loss was $40.9 million for the three months ended March 31, 2024 and $78.5 million and $41.0 million for the years ended December 31, 2023 and 2022, respectively. As of March 31, 2024, we had an accumulated deficit of $470.0 million. We expect to incur significant expenses and operating losses for the foreseeable future as we conduct clinical development of product candidates and seek regulatory approval and prepare for commercialization of any approved product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if our development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales. Additionally, the Revenue Interest Financing Agreement with HealthCare Royalty Partners IV, L.P. (“HCR”) dated January 9, 2023, as amended (the “RIFA”) contains fixed quarterly payments and minimum cash covenants that require us to maintain cash and cash equivalents in an amount at least equal to $7.5 million during the calendar year beginning on January 1, 2024 and at least equal to $15.0 million for the remainder of the payment term after the calendar year ended December 31, 2024.

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

Although we expect to continue to generate operating losses for the foreseeable future, we believe that based on our current operating plan, excluding any future YUTREPIA product revenue, our cash and cash equivalents will be sufficient to fund operations, capital expenditures, and RIFA quarterly fixed payment requirements and allow us to remain in compliance with our minimum cash covenants pursuant to the RIFA for at least twelve months from the issuance date of these condensed consolidated financial statements. If we have not received full FDA approval for both PAH and PH-ILD and begun product sales of YUTREPIA or are unable to access additional capital by the date of issuance of our second quarter 2024 financial statements, there could be substantial doubt about our ability to continue as a going concern as of that date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Components of Consolidated Statements of Operations

Revenue

We primarily generate revenue pursuant to the Promotion Agreement, under which we receive a 50% share in the profit derived from the sale of Treprostinil Injection in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. In May 2021, Liquidia PAH’s manufacturing partner, Chengdu Shifeng Medical Technologies LTD (“Chengdu”) began selling the RG Cartridge, which may be used to supply medications to PAH patients with the CADD-MS 3 pump manufactured by Smiths Medical ASD, Inc. We are aware of shortages of critical components of the CADD-MS 3 pump that have caused the number of CADD-MS 3 infusion pumps available for the subcutaneous administration of Treprostinil Injection to be limited. Due to this limitation in the availability of pumps, specialty pharmacies are not currently placing new patients on to subcutaneous Treprostinil Injection therapy in order to preserve the available pumps for those patients already receiving subcutaneous administration of Treprostinil Injection. In December 2022, we entered into a Device Development and Supply Agreement (the “Pump Development Agreement”) with Mainbridge Health Partners, LLC (“Mainbridge”) and Sandoz. The Pump Development Agreement provides for the cooperation between us, Sandoz and

Mainbridge to develop a new pump that is suitable for the subcutaneous administration of Treprostinil Injection. Mainbridge will perform all development, validation and testing activities required for the pump and related consumables in anticipation of submitting a 510(k) clearance application for the pump to the FDA in 2025. Revenue will continue to be impacted or at risk until new components or alternative pumps are available.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in connection with the development of our product candidates. We expense research and development costs as incurred. These expenses include:

●	expenses incurred under agreements with contract research organizations as well as investigative sites and consultants that conduct our clinical trials and preclinical studies;
●	manufacturing process development and scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial materials and commercial materials unless objective and persuasive evidence exists that regulatory approval and subsequent commercialization of a product candidate is probable and where we also expect the future economic benefit from the sales of the product candidate to be realized;
●	outsourced professional scientific development services;
●	employee-related expenses, which include salaries, benefits and stock-based compensation for personnel in research and development functions;
●	expenses relating to regulatory activities, including filing fees paid to regulatory agencies;
●	laboratory materials and supplies used to support our research activities;
●	costs of acquired product licenses and related technology rights where there is no alternative future use; and
●	allocated facility-related costs.

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

Results of Operations

Three Months Ended March 31, 2024 compared with the Three Months Ended March 31, 2023

The following table summarizes the results of our operations for the three months ended March 31, 2024 and 2023, together with the changes in those items in dollars and as a percentage (in thousands, except for percentages):

	Three Months Ended
	March 31,		$	%
	2024	2023	Change	Change
Revenue	$2,972	$4,493	$(1,521)	(34)%
Costs and expenses:
Cost of revenue	1,467	654	813	124%
Research and development	10,057	5,278	4,779	91%
General and administrative	20,249	7,793	12,456	160%
Total costs and expenses	31,773	13,725	18,048	131%
Loss from operations	(28,801)	(9,232)	(19,569)	212%
Other income (expense):
Interest income	1,880	922	958	104%
Interest expense	(2,524)	(1,124)	(1,400)	125%
Loss on extinguishment of debt	(11,483)	(2,311)	(9,172)	397%
Total other expense, net	(12,127)	(2,513)	(9,614)	383%
Net loss and comprehensive loss	$(40,928)	$(11,745)	$(29,183)	248%

Revenue

Revenue was $3.0 million for the three months ended March 31, 2024, compared to $4.5 million for the three months ended March 31, 2023. Revenue related primarily to the Promotion Agreement. The decrease of $1.5 million was primarily due to favorable gross-to-net rebate adjustments recorded in the prior year and the impact of lower sales quantities in the current year as compared to the same period in the prior year.

Cost of Revenue

Cost of revenue was $1.5 million for the three months ended March 31, 2024, compared to $0.7 million for the three months ended March 31, 2023. Cost of revenue related to the Promotion Agreement as noted above. The increase from the prior year was primarily due to our sales force expansion during the fourth quarter of 2023.

Research and Development Expenses

Research and development expenses were $10.1 million for the three months ended March 31, 2024, compared to $5.3 million for the three months ended March 31, 2023. The increase of $4.8 million or 91% was primarily due to a $2.0 million increase in personnel expenses (including stock-based compensation) related to increased headcount and a $1.7 million increase in clinical expenses related to our L606 program. Additionally, there was also a $1.3 million increase in expenses related to our YUTREPIA program driven by higher clinical and supply expenses related to our ASCENT study, which was initiated in the second half of 2023.

General and Administrative Expenses

General and administrative expenses were $20.2 million for the three months ended March 31, 2024, compared to $7.8 million for the three months ended March 31, 2023. The increase of $12.4 million or 160% was primarily due to a $3.1 million increase in legal fees related to our ongoing YUTREPIA-related litigation, a $5.9 million increase in personnel expenses (including stock-based compensation), and a $2.2 million increase in commercial and consulting expenses in preparation for the potential commercialization of YUTREPIA.

Other Income (Expense)

Total other expense, net was $12.1 million for the three months ended March 31, 2024, compared with $2.5 million for the three months ended March 31, 2023. The increase of $9.6 million was primarily due to driven by a $9.2 million increase in loss on extinguishment of debt resulting from the Fourth Amendment to the RIFA, which was executed in January 2024, and a $1.4 million increase in interest expense attributable to the higher borrowings under the RIFA compared to the prior year. These increases were offset by a $1.0 million increase in interest income attributable to higher money market balances. The three months ended March 31, 2024 included a $11.5 million loss on extinguishment of debt related to the Fourth Amendment to the RIFA which provided the Company an additional $25.0 million in January 2024. The three months ended March 31, 2023 included a $2.3 million loss on extinguishment of debt related to repayment of our previously outstanding debt with Silicon Valley Bank in January 2023.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, the issuance of convertible notes, and revenue interest financing. Our principal uses of cash have been for working capital requirements and capital expenditures. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $157.9 million and $83.7 million, respectively. As of March 31, 2024, we had stockholders’ equity of $86.3 million and an accumulated deficit of $470.0 million.

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

In January 2023, we entered into a Revenue Interest Financing Agreement with HealthCare Royalty Partners IV, L.P. (“HCR”), as amended (the “RIFA”), pursuant to which HCR has agreed to pay us an aggregate investment amount of up to $100.0 million (the “Investment Amount”). $32.5 million of the Investment Amount was funded on January 27, 2023, $22.2 million of which was used to satisfy in full and retire our previously outstanding debt with Silicon Valley Bank, with the excess proceeds funded to the Company. An additional $10.0 million of the Investment Amount was funded on July 27, 2023 (the “Second Tranche Amount”), which was used to fund payment of the $10.0 million upfront license fee due under the Pharmosa License Agreement. On January 5, 2024 an additional $25.0 million of the Investment Amount was funded. See Note 12 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for information regarding repayment.

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

Our primary uses of capital are, and we expect will continue to be, compensation and related personnel expenses, clinical costs, manufacturing process development costs, external research and development services, laboratory and related supplies, regulatory expenses, legal costs, administrative and overhead costs and repayments under the RIFA. We also expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution as we prepare to potentially receive regulatory approval for YUTREPIA. Our future funding requirements will be heavily determined by the timing of the potential commercialization of YUTREPIA, the indications, if any, for which YUTREPIA is approved and the resources needed to support the development of our product candidates.

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

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Three Months Ended
	March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(24,866)	$(8,457)
Investing activities	(624)	(364)
Financing activities	99,669	9,950
Net increase in cash and cash equivalents	$74,179	$1,129

Operating Activities

Net cash used in operating activities increased $16.4 million to $24.9 million for the three months ended March 31, 2024 compared to $8.5 million for the three months ended March 31, 2023. The increase was primarily due to $16.5 million higher net loss adjusted for non-cash items offset by favorable working capital changes of $0.1 million.

Investing Activities

Net cash used in investing activities was $0.6 million for the three months ended March 31, 2024 compared to $0.4 million for the three months ended March 31, 2023. During both the three months ended March 31, 2024 and 2023, net cash used in investing activities related to property, plant and equipment purchases.

Financing activities

Net cash provided by financing activities was $99.7 million during the three months ended March 31, 2024, compared to $10.0 million during the three months ended March 31, 2023. During the three months ended March 31, 2024, we received $74.9 million net proceeds from the 2024 Private Placement which closed on January 8, 2024, $25.0 million net proceeds from the RIFA, and $0.5 million from the issuance of common stock under stock incentive plans. These inflows were offset by $0.7 million in payments under the RIFA. During the three months ended March 31, 2023, we received $31.8 million net proceeds from the RIFA of which $22.2 million was used to repay our indebtedness to Silicon Valley Bank.

Contractual Obligations and Commitments

Milestone and Royalty Obligations

Under the UNC License Agreement, the Company is obligated to pay UNC royalties equal to a low single digit percentage of all net sales of drug products whose manufacture, use or sale includes any use of the technology or patent rights covered by the UNC License Agreement, including YUTREPIA.

In March 2012, we entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to our manufacturing capabilities during the term of the agreement. We agreed to pay future contingent milestones and royalties, totaling no more than $1.5 million, $0.2 million of which was accrued as of March 31, 2024.

In December 2022, we entered into a Device Development and Supply Agreement (the “Pump Development Agreement”) with Mainbridge Health Partners, LLC (“Mainbridge”) and Sandoz Inc. (“Sandoz”). The Pump Development Agreement provides for the cooperation between us, Sandoz and Mainbridge to develop a new pump that is suitable for the subcutaneous administration of Treprostinil Injection. Mainbridge will perform all development, validation and testing activities required for the pump and related consumables in anticipation of submitting a 510(k) clearance application for the pump to the FDA in 2025. In connection with the Pump Development Agreement, we and Sandoz have agreed to pay Mainbridge certain future contingent milestone payments in accordance with the terms and conditions set forth therein.

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

As of March 31, 2024, we have non-cancelable commitments for product supply and manufacturing costs of approximately $6.5 million.

Lease Obligations

We have operating lease obligations including rental amounts due on leases of certain laboratory, manufacturing and office space and equipment under the terms of non-cancelable operating leases. These leases expire at various times through October 2026. Minimum operating lease payments are $1.0 million in the remaining nine months of 2024, $1.4 million in 2025, and $1.2 million in 2026.

Other Obligations and Contingencies

We from time-to-time are subject to claims and litigation in the normal course of business, none of which we believe represent a risk of material loss or exposure.

We have agreements with certain employees and an Executive Severance and Change in Control Plan which covers certain other employees which require payments if certain events, such as a change in control or termination without cause, occur.

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

While we describe our significant accounting policies in Note 2 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we have identified the following critical accounting estimates:

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

Revenue Interest Financing Agreement

We recognized a liability related to amounts received in January 2023, July 2023, and January 2024 pursuant to the RIFA with HCR under ASC 470-10, Debt and ASC 835-30, Interest - Imputation of Interest. The liability will be accreted under the effective interest method based upon the estimated amount of future payments to be made pursuant to the RIFA. If the timing or amounts of any estimated future payments change, we will prospectively adjust the effective interest and the related amortization of the liability. A significant increase or decrease in these estimates could materially impact the liability balance and related interest expense. See Note 12 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information.

Prelaunch Inventory

We capitalize prelaunch inventory prior to receiving regulatory approval if regulatory approval and subsequent commercialization of a product is probable and we also expect future economic benefit from the sales of the product to be realized. Prior to this conclusion, we expense prelaunch inventory as research and development expense in the period incurred. For prelaunch inventory that is capitalized, we consider a number of specific facts and circumstances, including the product’s historical shelf life, the product's current status in the development and regulatory approval process, results from related clinical trials, results from meetings with relevant regulatory agencies prior to the filing of regulatory applications, potential obstacles to the approval process, viability of commercialization and market trends. In late 2023, based on our assessment of the legal and regulatory process related to YUTREPIA, we concluded that we met the criteria to capitalize expenditures for prelaunch inventory. We capitalized $3.5 million of prelaunch inventory as of March 31, 2024 and none as of December 31, 2023. We do not have an allowance for inventory obsolescence as of March 31, 2024. If either regulatory approval or market acceptance post-approval of YUTREPIA do not occur at all or on a timely basis prior to the inventory shelf-life expiration, we may be required to write-off some or all prelaunch inventory, which could affect our financial condition and financial results.

Smaller Reporting Company

As a “smaller reporting company,” as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, in addition to providing reduced disclosure about our executive compensation arrangements and business developments, among other reduced disclosure requirements available to smaller reporting companies, we present only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure.

We will be able to take advantage of these scaled disclosures for so long as (i) our common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and our common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. To the extent we take advantage of any reduced disclosure obligations, it may make it harder for investors to analyze the Company’s results of operations and financial prospectus in comparison with other public companies. Until we cease to be a smaller reporting company, the scaled-back disclosure in our SEC filings will result in less information about our company being available than for other public companies.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

For information on our legal proceedings, see Note 14 “Legal Proceedings” to the consolidated condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

The following is a summary of the principal risk factors described in this section:

●	We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. The future viability of our company may depend on our ability to raise additional capital to finance our future operations.
●	We have a history of losses and our future profitability remains uncertain.
●	We are primarily dependent on the success of our product candidates, YUTREPIA and L606, and these product candidates may fail to receive final marketing approval (in a timely manner or at all) for some or all of the indications for which we are seeking approval or may not be commercialized successfully.
●	United Therapeutics has initiated multiple lawsuits against us in which it has claimed that YUTREPIA is infringing its patents, a separate lawsuit against us that we and a former United Therapeutics employee, who later joined us as an employee, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices, and a separate lawsuit against the FDA seeking to challenge the FDA’s acceptance of our amended NDA for YUTREPIA. United Therapeutics is currently seeking injunctive relief in several of these lawsuits. These lawsuits, and other lawsuits that United Therapeutics may file in the future, may result in our company being further delayed in its efforts to commercialize YUTREPIA, may limit the indications for which YUTREPIA is approved or may result in substantial damage claims against us if we launch YUTREPIA and we are later found to infringe.
●	Liquidia PAH does not hold the FDA regulatory approval for Treprostinil Injection, the RG Cartridge or pumps used to administer Treprostinil Injection and is dependent on Sandoz, Chengdu and the pump manufacturers to manufacture and supply Treprostinil Injection, the RG Cartridge and pumps used to administer Treprostinil Injection, respectively, in compliance with FDA requirements, and is more broadly dependent on their FDA and healthcare compliance relative to Treprostinil Injection, the RG Cartridge and the pumps used to administer Treprostinil Injection, respectively.
●	Treprostinil Injection is presently administered subcutaneously via Smiths Medical’s CADD-MS 3 infusion pump. Smiths Medical no longer manufactures the CADD-MS 3 infusion pump and has indicated its intention to discontinue service and maintenance of CADD-MS 3 infusion pumps in November 2024. In addition, should components of the CADD-MS 3 pump become unavailable before November 2024, Smiths Medical’s ability to service and maintain such pumps may terminate earlier than anticipated. For instance, we are aware of a shortage of a critical component of the CADD-MS 3 infusion pump that may cause the number of CADD-MS 3 infusion pumps available for the administration of Treprostinil Injection to be depleted prior to November 2024. In the event the specialty pharmacies are unable to access sufficient quantities of operable pumps or in the event we are unable to identify or develop a new pump prior to the current pumps becoming unavailable, the commercial success of Treprostinil Injection may be adversely affected.
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

We are subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations. We expect to incur significant expenses and may incur significant operating losses for the foreseeable future as we advance product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. In addition, if we obtain marketing approval for any of our product candidates, we would incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. If we have not received full FDA approval for both PAH and PH-ILD and begun product sales of YUTREPIA or are unable to access additional capital by the date of issuance of our second quarter 2024 financial statements, there could be substantial doubt about our ability to continue as a going concern as of that date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Even if our development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales. The future viability of our company may depend on our ability to raise additional capital to finance our future operations. We may seek additional funding through public or private financings, debt financing or collaboration. Our inability to obtain funding, when needed, would have a negative impact on our financial condition and ability to pursue our business strategies.

We have a history of losses and our future profitability remains uncertain.

We have incurred net losses of $40.9 million during the three months ended March 31, 2024, and $78.5 million and $41.0 million during the years ended December 31, 2023 and 2022, respectively. We also had negative operating cash flows for each of these periods. As of March 31, 2024, we had an accumulated deficit of $470.0 million.

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

Our financing facility with HealthCare Royalty Partners, L.P. (“HCR”) contains restrictions that limit our flexibility in operating our business. Under the terms of the Revenue Interest Financing Agreement, amended, (the “RIFA”), HCR has agreed to pay us an aggregate investment amount of up to $100.0 million (the “Investment Amount”). Under the terms of the RIFA, $32.5 million of the Investment Amount was funded in January 2023 at the initial closing, $10.0 million of the Investment Amount was funded in July 2023 in connection with our entry into a license agreement with Pharmosa, $25.0 million of the Investment Amount was funded in January 2024. The third tranche of $10.0 million and the fourth tranche of $22.5 million of the Investment Amount will be funded fifteen business days after the mutual agreement of HCR and us to fund such amount. In the event we and HCR do not mutually agree to the funding of the third and/or fourth tranche of the Investment Amount, we will be unable to draw the full amount of the Investment Amount. In addition, under the terms of the RIFA, we may not, among other actions, without the prior written consent of HCR, (a) pay any dividends or make any other distribution or payment or redeem, retire or purchase any capital stock, except in certain prescribed circumstances, (b) create, incur, assume, or be liable with respect to any indebtedness except certain permitted indebtedness, or make or permit any payment on any indebtedness, except under certain limited circumstances, or (c) make any sale, transfer, out-license, lease or other disposition of any property or any economic interest, other than certain limited exceptions. Additionally, we are required (i) during the period from January 1, 2024 through December 31, 2024, to maintain at all times a minimum cash balance of $7.5 million, and (ii) during all periods after December 31, 2024, to maintain at all times a minimum cash balance of $15.0 million. Our obligations under the RIFA are collateralized by all of our assets and property, subject to limited exceptions.

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

We are using the net proceeds of our financing facility with HCR, our January 2024 private placement, our December 2023 public equity offering, our December 2023 private placement and prior public and private equity offerings to support the development and commercialization of YUTREPIA, including the potential commercial launch of YUTREPIA in the event of final FDA approval, the commercialization of Treprostinil Injection, the development and servicing of pumps for the administration of Treprostinil Injection, the development of L606, and for general corporate purposes. Our management has broad discretion in the application of such proceeds and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish cash flows available to service our obligations to HCR, cause the value of our equity to decline and delay the development of our product candidates. Pending their use, we may invest such proceeds in short-term, investment-grade, interest-bearing securities, which may not yield favorable returns.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change”, generally defined as a greater than 50.0% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. With our January 2024 private placement, our December 2023 public equity offering, our December 2023 private placement, our April 2022 public equity offering, our 2021 private placement, the closing of the RareGen acquisition in November 2020, our July 2020 public equity offering, our December 2019 private placement, issuances under our prior at-the-market facility, our March 2019 follow-on equity offering and our July 2018 initial public offering, as well as other past transactions, we may have already triggered an “ownership change” limitation. We have not completed a formal study to determine if any “ownership changes” within the meaning of IRC Section 382 have occurred. If “ownership changes” within the meaning of Section 382 of the Code have occurred, and if we earn net taxable income, our ability to use our net operating loss carryforwards and research and development tax credits generated since inception to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us and could require us to pay U.S. federal income taxes earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.

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

Sandoz holds the FDA approval, or the ANDA, for and controls Treprostinil Injection and is responsible among other things for the compliant manufacture, distribution, labeling, and advertising of Treprostinil Injection. As a result, we are dependent on Sandoz to manufacture and supply Treprostinil Injection and are dependent on Sandoz for the continued FDA compliance of Treprostinil Injection. We do not have control over Sandoz’s compliance with laws and regulations applicable to drug manufacturers and ANDA holders (for example, applicable current good manufacturing practices, or cGMPs; FDA labeling, promotional labeling, and advertising requirements; pharmacovigilance and adverse event reporting; and other ongoing FDA reporting and submission requirements), nor over its compliance with healthcare compliance and fraud, waste, and abuse laws, or similar regulatory requirements and other laws and regulations, such as those related to environmental health and safety matters. In addition, we have no control over the ability of Sandoz to maintain adequate quality control, quality assurance and qualified personnel, or other personnel with roles related to the regulatory compliance of Treprostinil Injection and its labeling, promotion, and advertising or of Sandoz’s activities in relation to government healthcare programs. If the FDA or a comparable foreign regulatory authority finds deficiencies with the manufacture or quality assurance of Treprostinil Injection or identifies safety or efficacy concerns related to Treprostinil Injection, or if Sandoz otherwise is unable to comply with applicable laws, regulations and standards, Sandoz’s ability to manufacture, sell and supply Treprostinil Injection could be limited.

Sandoz’s ability to consistently manufacture and supply Treprostinil Injection in a timely manner may also be interrupted by production shortages or other supply interruptions. Our share of net profits under the Promotion Agreement is reduced by certain manufacturing costs and other write-offs related to Sandoz’s inability to sell Treprostinil Injection, including in the event that Treprostinil Injection expires prior to sale. Currently, Treprostinil Injection expires 24 months after the date of manufacture.

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

In addition, to administer Treprostinil Injection through subcutaneous injection, patients currently must use the CADD-MS 3 infusion pump manufactured by Smiths Medical. Smiths Medical no longer manufactures the CADD-MS 3 infusion pump and has indicated that they will no longer support the CADD-MS 3 infusion pump after November 2024. Moreover, in the event components of the CADD-MS 3 infusion pump become unavailable prior to November 2024, Smiths Medical may be unable to service pumps that require a replacement of such components. For instance, there is a shortage of a critical component of the CADD-MS 3 infusion pump that has caused the number of CADD-MS 3 infusion pumps available for the administration of Treprostinil Injection to be limited. Due to this limitation in the availability of pumps, specialty pharmacies are not currently placing new patients on subcutaneous Treprostinil Injection therapy in order to preserve the available pumps for those patients already receiving subcutaneous administration of Treprostinil Injection. Until we are able to obtain a pump to replace the CADD-MS 3, the number of patients that can receive subcutaneous administration of Treprostinil Injection will continue to be constrained, which would continue to adversely affect sales of Treprostinil Injection.

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

Risks Related to the Commercialization of our Product Candidates and Generic Treprostinil Injection

United Therapeutics has initiated lawsuits against us in which it claims that YUTREPIA is infringing its patents and that we have misappropriated its trade secrets and has initiated a lawsuit against the FDA challenging the FDA’s acceptance of our amended NDA for YUTREPIA for review, which may result in our company being further delayed in its efforts to commercialize YUTREPIA and may limit the indications for which YUTREPIA is approved.

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

In March 2020, we filed a petition for inter partes review with the Patent Trial and Appeal Board, or the PTAB, of the USPTO with respect to the ‘901 Patent, seeking a determination that the claims in the ‘901 Patent are invalid. In October 2021, the PTAB issued a final written decision concluding that seven of the claims in the ‘901 patent were unpatentable, leaving only the narrower dependent claims 6 and 7, both of which require actual storage at ambient temperature of treprostinil sodium. In November 2021, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘901 patent. The rehearing request was denied in June 2022. In August 2022, United Therapeutics appealed the decision of the PTAB with respect to the ‘901 Patent to the United States Court of Appeals for the Federal Circuit. Oral argument was held in February 2024, and the appeal remains pending.

In January 2021, we filed a petition with the PTAB for inter partes review of the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. In July 2022, the PTAB ruled in our favor, concluding that based on the preponderance of the evidence, all the claims of the ‘793 Patent have been shown to be unpatentable. In August 2022, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘793 Patent. The rehearing request was denied in February 2023. In April 2023, United Therapeutics appealed the decision of the PTAB with respect to the ‘793 Patent to the United States Court of Appeals for the Federal Circuit. In December 2023, the United States Court of Appeals for the Federal Circuit affirmed the earlier decision by the PTAB, which found all claims of the ‘793 Patent to be unpatentable due to the existence of prior art cited by us in inter partes review proceedings. In January 2024, United Therapeutics filed a request for rehearing of the decision by the United States Court of Appeals for the Federal Circuit. The request for rehearing was denied on March 12, 2024. United Therapeutics has publicly stated that it plans to file a petition for a writ of certiorari to seek an appeal with the United States Supreme Court, but no such petition has been filed to date.

As a result of this decision by the United States Court of Appeals for the Federal Circuit with respect to the invalidity of the ‘793 Patent, in December 2023, we filed a motion for Judge Andrews to set aside the injunction he issued in the Original Hatch-Waxman Litigation. The motion was granted in March 2024, and the injunction on final approval by the FDA of YUTREPIA was set aside. United Therapeutics has appealed Judge Andrews’ decision to set aside the injunction to the Federal Circuit.

In connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, we provided a new notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed a second complaint for patent infringement against us in the U.S. District Court for the District of Delaware (Case No. 1:23-cv-00975-RGA) (the “New Hatch-Waxman Litigation”), again asserting infringement by the Company of the ‘793 Patent. In November 2023, the U.S. Patent and Trademark Office (the USPTO) issued U.S. Patent No. 11,826,327, or the ‘327 Patent, entitled “Treatment for Interstitial Lung Disease,” to United Therapeutics. On November 30, 2023, United Therapeutics filed an amended complaint in the New Hatch-Waxman Litigation asserting infringement of the ‘327 Patent by the practice of YUTREPIA based on the amended NDA. In January 2024, we filed an answer, counterclaims and a partial motion to dismiss the claims related to the ‘793 Patent as a result of the decision by the United States Court of Appeals for the Federal Circuit to affirm the PTAB’s finding that the ’793 patent is unpatentable. In February 2024, United Therapeutics stipulated to the dismissal of the claims in the New Hatch-Waxman Litigation related to the ‘793 Patent. In February 2024, United Therapeutics also filed a motion seeking a preliminary injunction to prevent us from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA for the treatment of PH-ILD. Briefing on the motion for preliminary injunction is complete and a hearing on the motion was held in April 2024. The motion remains pending.

In February 2024, United Therapeutics also filed a lawsuit against the FDA, challenging the FDA’s acceptance of our amended NDA for review (the “FDA Litigation”). In March 2024, United Therapeutics filed a motion for a temporary restraining order in the FDA Litigation, seeking to enjoin the FDA from approving our NDA for YUTREPIA with respect to the indication to treat PH-ILD. United Therapeutics’ motion was denied in March 2024. On May 7, 2024, both we and the FDA filed motions to dismiss United Therapeutics’ complaint. Briefing on the motions to dismiss is in progress. Although we do not believe the arguments of United Therapeutics have merit, it is possible that the Court could rule that the FDA must reject the amendment to the YUTREPIA NDA to add PH-ILD to the label, in which case we may be required to later file a supplement to our NDA to add PH-ILD to the label. If we are required to file a supplement to add PH-ILD to the label for YUTREPIA, although we do not believe United Therapeutics would be entitled to a new 30-month stay, it is possible that the FDA or a Court could rule that a new mandatory 30-month delay has been triggered with respect to the supplement.

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

In December 2021, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, alleging that we and a former United Therapeutics employee, who later joined us as an employee many years after terminating his employment with United Therapeutics, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. In January 2024, our co-defendant in the lawsuit filed a motion to dismiss all claims. The motion has been briefed and a hearing on the motion has been scheduled for May 16, 2024. Fact discovery in the case has concluded, and expert discovery is in process.

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

Any new drug product that competes with a prior approved drug product must demonstrate advantages in safety, efficacy, tolerability or convenience in order to overcome price competition and to be commercially successful. Our products, if and when approved, are expected to face competition from drug products that are already on the market, as well as those in our competitors’ development pipelines. We expect that our lead program, YUTREPIA, an inhaled treprostinil therapy for the treatment of PAH and PH-ILD, and L606, a nebulized, liposomal formulation of treprostinil for treatment of PAH and PH-ILD, will face competition from the following inhaled prostacyclin analog therapies that are either currently marketed or in clinical development:

◾
●	Tyvaso (treprostinil), marketed by United Therapeutics, has been approved for the treatment of PAH in the United States since 2009 and for PH-ILD since 2021. Tyvaso is the reference listed drug in our NDA for YUTREPIA. Following patent litigation, United Therapeutics and Watson Pharmaceuticals reached a settlement whereby Watson Pharmaceuticals will be permitted to enter the market with a generic version of Tyvaso beginning on January 1, 2026.
●	Tyvaso DPI (treprostinil), licensed from MannKind by United Therapeutics, is a dry-powder formulation of treprostinil that was approved for the treatment of PAH and PH-ILD in the United States in May 2022.
●	Treprostinil Palmitil Inhalation Powder (TPIP), is a dry-powder formulation of a treprostinil prodrug being developed by Insmed. Insmed announced the completion of an initial Phase 1 study in February 2021 which demonstrated that TPIP was generally safe and well tolerated, with a pharmacokinetic profile that supports once-daily dosing. Insmed initiated Phase 2 trials studying patients diagnosed with PAH and PH-ILD in May 2021 and December 2022, respectively. In May 2024, Insmed reported positive topline safety and tolerability data as well as certain exploratory efficacy endpoints from the Phase 2 PH-ILD. Based on these Phase 2 results, Insmed is pursuing discussions with global regulatory authorities on the design of a Phase 3 study in PH-ILD to initiate in 2025. If the TPIP clinical program is successful in demonstrating less frequent dosing with similar efficacy and safety to YUTREPIA and Tyvaso DPI, then TPIP has the potential to be viewed as a more attractive option and may take market share rapidly.

●	Ventavis® (iloprost), marketed by Actelion, a division of Johnson & Johnson, has been approved for the treatment of PAH in the United States since 2004.

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

In addition to treprostinil-based therapies, other classes of therapeutic agents for the treatment of PAH include the following:

●	IP-agonists, such as selexipag, marketed by Actelion, and ralinepeg, licensed from Arena Pharmaceuticals, Inc. by United Therapeutics, which is currently in clinical development.
●	Endothelin receptor antagonists, such as bosentan and macitentan, both marketed by Actelion, and ambrisentan, marketed by Gilead. Generic versions of bosentan and ambrisentan are currently available.
●	PDE-5 inhibitors, such as tadalafil, marketed by United Therapeutics, and sildenafil, marketed by Pfizer Inc. Generic versions of both tadalafil and sildenafil are currently available.
●	Soluble guanylate cyclase (sGC) stimulator, such as riociguat marketed by Bayer.
●	Activin signaling inhibitor, such as sotatercept marketed by Merck & Co.

Merck & Co’s injectable sotatercept, with a brand name of Winrevair, was approved by the FDA in March 2024 and is a potential first-in-class molecule that targets the proliferation of cells in the pulmonary arterial wall. Its clinical use is developing, and it is possible that it may be used prior to prostacyclin therapies, which may have an adverse effect on the market potential for YUTREPIA and/or L606.

We are also aware of several other agents in clinical development that are exploring mechanisms of action which, if approved, could impact the standard of care for treating PAH and/or PH-ILD in the United States, including programs from Gossamer Bio, Inc. and Aerovate Therapeutics, Inc., among others.

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

One or more products that are competitive with YUTREPIA could also obtain approval for additional indications or broader conditions of use. These additional indications and broader conditions of use could be protected by one or more patents or regulatory exclusivities, preventing YUTREPIA from obtaining approval for the same indications or conditions of use. For instance, if Liquidia is enjoined by from launching YUTREPIA for the treatment of PH-ILD in connection with the patent litigation related to the ‘327 patent or the lawsuit that United Therapeutics filed against the FDA, Tyvaso and Tyvaso DPI would have broader labels than YUTREPIA. In addition, United Therapeutics is currently studying Tyvaso for the treatment of idiopathic pulmonary fibrosis, an indication for which it has received an orphan drug designation. Thus, even if YUTREPIA is approved, such competitive products could have a broader label than the initial label for YUTREPIA. If YUTREPIA has a narrower label than other competitive products, it may affect our ability to compete with such products.

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

Risks Related to the Development and Regulatory Approval of our Product Candidates

We are primarily dependent on the success of our product candidate, YUTREPIA, for which we received tentative approval from the FDA, and this product candidate may fail to receive final marketing approval (in a timely manner or at all), may fail to received approval for one or more indications for which we have sought approval or may not be commercialized successfully.

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

We received tentative approval of our NDA for YUTREPIA for the treatment of PAH in November 2021. However, our receipt of tentative approval does not mean that we will receive final approval of our NDA for YUTREPIA in a timely manner or at all or that we will receive approval for other indications, such as PH-ILD. Expectations related to final FDA approval and projected product launch timelines are impacted by ongoing litigation following lawsuits filed by United Therapeutics. Judge Andrews issued an order in the Original Hatch-Waxman Litigation enjoining the FDA from issuing a final approval for the YUTREPIA NDA until the expiration of the ‘793 Patent in 2027. In December 2023, the United States Court of Appeals for the Federal Circuit affirmed the earlier decision by the PTAB, which found all claims of the ‘793 Patent to be unpatentable due to the existence of prior art cited by us in inter partes review proceedings. As a result, Judge Andrews set aside his injunction. However, United Therapeutics has appealed Judge Andrews’ decision to set aside the injunction. In connection with an amendment to our NDA filed on July 24, 2023 to add PH-ILD as an indication for YUTREPIA, we provided a new notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed the New Hatch-Waxman Litigation, again asserting infringement by the Company of the ‘793 Patent, which lawsuit was amended on November 30, 2023, to add claims asserting infringement of the ‘327 Patent. Although the claims related to the ‘793 Patent were subsequently withdrawn, in February 2024, United Therapeutics also filed a motion seeking a preliminary injunction to prevent us from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA for the treatment of PH-ILD. In February 2024, United Therapeutics also commenced the FDA Litigation, seeking to enjoin the FDA from approving our NDA for YUTREPIA with respect to the indication to treat PH-ILD. Although we do not believe United Therapeutics is entitled to any injunction or temporary restraining order in the New Hatch-Waxman Litigation or the FDA Litigation, it is possible that the Court could rule that Liquidia is enjoined from adding PH-ILD to the label for YUTREPIA or that the FDA must reject the amendment to the YUTREPIA NDA to add PH-ILD to the label.

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

Patient enrollment may be affected by, among others:

●	the severity of the disease under investigation;
●	the design of the clinical trial protocol and amendments to a protocol;
●	the size and nature of the patient population;
●	eligibility criteria for the clinical trial in question;
●	the perceived risks and benefits of the product candidate under clinical testing, including a high and unacceptable severity, or prevalence, of undesirable side effects or adverse events caused by our product candidates or similar products or product candidates;

●	the existing body of safety and efficacy data in respect of the product candidate under clinical testing;
●	the proximity of patients to clinical trial sites;
●	the number and nature of competing therapies and clinical trials; and
●	other environmental factors such as pandemics or other natural or unforeseen disasters.

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

The FDA may require us to perform additional clinical trials to support any change from the reference listed drug, which could be time-consuming and substantially delay our receipt of marketing approval. Also, as has been the experience of others in our industry, our competitors may file citizens’ petitions or other correspondence with the FDA or lawsuits against the FDA to contest approval of our NDA, which may delay or even prevent the FDA from approving any NDA that we submit under the 505(b)(2) regulatory pathway. If an FDA decision or action relative to our product candidate, or the FDA’s interpretation of Section 505(b)(2) more generally, is successfully challenged, it could result in delays or even prevent the FDA from approving a 505(b)(2) application for our product candidates or for certain indications for our product candidates. Even if we are able to utilize the 505(b)(2) regulatory pathway, a drug approved via this pathway may be subject to the same post-approval limitations, conditions and requirements as any other drug.

In addition, we may face Hatch-Waxman litigation in relation to our NDAs submitted under the 505(b)(2) regulatory pathway, which may further delay or prevent the approval of our product candidates. The pharmaceutical industry is highly competitive, and 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a 505(b)(2) NDA. If the previously approved drugs referenced in an applicant’s 505(b)(2) NDA are protected by patent(s) listed in the Orange Book, the 505(b)(2) applicant is required to make a claim after filing its NDA or certain types of amendments to its NDA that each such patent is invalid, unenforceable or will not be infringed. The patent holder may thereafter bring suit for patent infringement, which will trigger a mandatory 30-month delay (or the shorter of dismissal of the lawsuit or expiration of the patent(s)) in approval of the 505(b)(2) NDA application. In addition, in the event the court in any such lawsuit finds that any claims of any of the asserted patents are both valid and infringed, the court would likely issue an injunction prohibiting approval of the product at issue until the expiration of the patent(s) found to have been infringed. For example, the YUTREPIA NDA was filed under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. Under the Hatch-Waxman Act, as a result of the litigation commenced by United Therapeutics in June 2020, the FDA was automatically precluded from approving the YUTREPIA NDA for up to 30 months. In August 2022, prior to the expiration of the 30-month stay, the Court found that the asserted claims of one of the patents, the ‘793 Patent, were both valid and infringed by the Company and ordered that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the ‘793 Patent. In December 2023, the United States Court of Appeals for the Federal Circuit affirmed the earlier decision by the PTAB, which found all claims of the ‘793 Patent to be unpatentable due to the existence of prior art cited by us in inter partes review proceedings. As a result of this decision by the United States Court of Appeals for the Federal Circuit with respect to the invalidity of the ‘793 Patent, in December 2023, we filed a motion for Judge Andrews to set aside the injunction he issued in the Original Hatch-Waxman Litigation. The motion was granted in March 2024, and the injunction on final approval by the FDA of YUTREPIA was set aside. United Therapeutics has appealed Judge Andrews’ decision to set aside the injunction to the Federal Circuit.

In connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, we provided a new notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed the New Hatch-Waxman Litigation, again asserting infringement by the Company of the ‘793 Patent, which lawsuit was amended on November 30, 2023, to add claims asserting infringement of the ‘327 Patent. Although the claims related to the ‘793 Patent were subsequently withdrawn . In February 2024, United Therapeutics filed a motion seeking a preliminary injunction to prevent us from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA for the treatment of PH-ILD. Briefing on the motion for preliminary injunction is complete and a hearing on the motion was held in April 2024. The motion remains pending.

In addition, United Therapeutics may seek to assert newly issued patents against us, including U.S. Patent Number 11,723,887, and may seek to enjoin the FDA from granting final approval to YUTREPIA or enjoin us from launching YUTREPIA.

It is also not uncommon for a manufacturer of an approved product, such as United Therapeutics, to file a citizen petition or other correspondence with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products or to take other actions, such as engaging in litigation with the FDA to enjoin approval of a competing product. If successful, such petitions, correspondence or litigation can significantly delay, or even prevent, the approval of the new product. For example, United Therapeutics is currently pursuing litigation under the Administrative Procedures Act, seeking to require the FDA to reject our amendment to the YUTREPIA NDA to add PH-ILD to the label. Even if the FDA ultimately denies such a petition or the actions requested in such correspondence and prevails in such litigation, the FDA may substantially delay approval while it considers and responds to the petition or correspondence and is engaged in litigation or the FDA may be temporarily enjoined by a court from granting approval until the court has ruled on United Therapeutics’ requests.

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

In addition, Smiths Medical has indicated that they will no longer support the CADD MS-3 after November 2024. We are relying upon Mainbridge for the development of new pumps for the subcutaneous administration of Treprostinil Injection to replace the CADD MS-3. At present, we anticipate that the new pump under development will not receive FDA clearance prior to the date on which Smiths Medical ceases to support the CADD MS-3 pump. If we are unable to identify options to maintain the availability of the existing CADD MS-3 pumps until the new pumps are cleared by the FDA, sales of Treprostinil Injection may be adversely affected.

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

In particular, under the Hatch-Waxman Act, the owner of patents listed on the Orange Book and referenced by an NDA applicant may bring patent infringement suit against the NDA applicant after receipt of the NDA applicant’s notice of paragraph IV certification. For example, in June 2020, United Therapeutics asserted a patent challenge directed to the Orange Book listed patents for Tyvaso by filing a complaint against us in the U.S. District Court for the District of Delaware, thereby triggering an automatic 30-month regulatory stay on final approval of the NDA for YUTREPIA. As a result of United Therapeutics’ patent challenge, the FDA was prohibited from approving the NDA for YUTREPIA until the expiration of the 30-month stay. In August 2022, prior to the expiration of the 30-month stay, the Court found that the asserted claims of one of the patents, the ‘793 Patent, were both valid and infringed by the Company and ordered that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the ‘793 Patent. However, in December 2023, the United States Court of Appeals for the Federal Circuit affirmed the earlier decision by the PTAB, which found all claims of the ‘793 Patent to be unpatentable due to the existence of prior art cited by us in inter partes review proceedings. As a result of this decision by the United States Court of Appeals for the Federal Circuit with respect to the invalidity of the ‘793 Patent, in December 2023, we filed a motion for Judge Andrews to set aside the injunction he issued in the Original Hatch-Waxman Litigation. The motion was granted in March 2024, and the injunction on final approval by the FDA of YUTREPIA was set aside. United Therapeutics has appealed Judge Andrews’ decision to set aside the injunction to the Federal Circuit.

In addition, in connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, a new notice of the paragraph IV certification was provided to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, United Therapeutics filed the New Hatch-Waxman Litigation, in which it is seeking a preliminary injunction. Briefing on the motion for preliminary injunction is complete and a hearing on the motion was held in April 2024. The motion remains pending.

Although we do not believe United Therapeutics is entitled to a preliminary injunction in connection with the New Hatch-Waxman Litigation, it is possible that the Court could enjoin us from commercializing YUTREPIA for the treatment of PH-ILD. In addition, United Therapeutics may seek to assert newly issued patents against us, including U.S. Patent Number 11,723,887, and may seek to enjoin the FDA from granting final approval to YUTREPIA or enjoin us from launching YUTREPIA, including through temporary restraining orders or injunctions that they may seek in the FDA Litigation.

In the event of a successful infringement claim against us, including an infringement claim filed in response to a paragraph IV certification, we may be required to pay damages, cease the development or commercialization of our drug products or product candidates, limit the label of our products to fewer indications than intended, re-engineer or redevelop our drug products or product candidates or enter into royalty or licensing agreements, any of which could have a material and adverse impact on our business, financial condition and results of operations. Any effort to re-engineer or redevelop our products would require additional monies and time to be expended and may not ultimately be successful.

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

As of May 2, 2024, 76,382,718 shares of our common stock were outstanding, of which 59,179,174 shares of common stock, or 77.5% of our outstanding shares as of May 2, 2024, are freely tradable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, unless held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act (“Rule 144”). The resale of the remaining 17,203,544 shares held by our stockholders as of May 2, 2024 is currently prohibited or otherwise restricted as a result of securities law provisions. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act.

As of May 2, 2024, the holders of 9,210,134 shares, or 12.1%, of our outstanding shares as of May 2, 2024, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including the employee stock purchase plan. Once we register the offer and sale of shares for the holders of registration rights, they can be freely sold in the public market upon issuance or resale (as applicable), subject to lock-up agreements, if any.

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

The trading prices of the securities of pharmaceutical and biotechnology companies have been highly volatile. As such, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our common stock may be influenced by many factors, including:

●	results of any clinical trials of any product candidate we may develop, including L606, or those of our competitors;
●	the success of Sandoz’s Treprostinil Injection to which we have commercial rights to pursuant to the Promotion Agreement;
●	the market acceptance of the RG Cartridge for the subcutaneous administration of Treprostinil Injection;
●	whether Mainbridge is able to complete the development of a new pump for the subcutaneous administration of Treprostinil Injection and obtain FDA clearance on a timely basis or at all;
●	our cash resources;
●	the approvals or success of competitive products or technologies;
●	potential approvals of any product candidate we may develop, including YUTREPIA and L606, for marketing by the FDA or equivalent foreign regulatory authorities (and, if approved, the scope of the indications for which such product candidates are approved) or any failure to obtain such approvals;

●	our involvement in significant lawsuits, such as stockholder litigation, litigation involving the FDA, including the FDA Litigation, or patent litigation, including inter partes review proceedings and Hatch-Waxman litigation with originator companies or others which may hold patents, including the ongoing litigation in connection with the patents that United Therapeutics has asserted against us;
●	regulatory or legal developments in the United States and other countries;
●	the results of our efforts to commercialize any product candidate we may develop, including YUTREPIA and L606, in the event we receive final approval from the FDA;
●	developments or disputes concerning patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 38.9% of our capital stock as of May 2, 2024. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of our board of directors (the “Board”), and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

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

Because we are a “smaller reporting company,” we may take advantage of certain scaled disclosures available to us, resulting in holders of our securities receiving less Company information than they would receive from a public company that is not a smaller reporting company.

We are a “smaller reporting company” as defined under Rule 12b-2 of the Exchange Act. As of December 31, 2023, we are no longer an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012. As a smaller reporting company, we may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and our common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. To the extent we take advantage of any reduced disclosure obligations, it may make it harder for investors to analyze the Company’s results of operations and financial prospectus in comparison with other public companies.

As a smaller reporting company, we are permitted to comply with scaled-back disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to adopt the accommodations available to smaller reporting companies. Until we cease to be a smaller reporting company, the scaled-back disclosure in our SEC filings will result in less information about our company being available than for other public companies.

If investors consider our common stock less attractive as a result of our election to use the scaled-back disclosure permitted for smaller reporting companies, there may be a less active trading market for our common stock and our share price may be more volatile.

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

The extent to which health epidemics, including the COVID-19 pandemic, impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Quarterly Report on Form 10-Q, such as the severity and duration of future outbreaks (including from the spread of COVID-19 variants or mutant strains), the duration and effect of business disruptions and the short-term effects, the administration, availability and efficacy of vaccination programs and the ultimate effectiveness of travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat any such health epidemic. These impacts could adversely affect our business, financial condition, results of operations and growth prospects.

In addition, to the extent any health epidemic, including the COVID-19 pandemic, adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section and the “Risk Factors” sections of the documents incorporated by reference herein.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

During the three months ended March 31, 2024, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K).

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

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 13, 2024

LIQUIDIA CORPORATION
By:	/s/ Roger A. Jeffs, Ph.D.
Roger A. Jeffs, Ph.D.
Chief Executive Officer

DATE: May 13, 2024

LIQUIDIA CORPORATION
By:	/s/ Michael Kaseta
Michael Kaseta
Chief Operating Officer and Chief Financial Officer