Form 10-Q
period 2024-06-30
Liquidia Corp
filed 2024-08-07
CIK 1819576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended June 30, 2024

or

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

As of August 1, 2024, there were 76,793,694 shares of the registrant’s common stock outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates, including YUTREPIA, the potential for, and timing regarding, eventual final approval by the FDA (as defined below) of and our ability to commercially launch YUTREPIA, including the potential impact of regulatory review, approval, and exclusivity developments which may occur for competitors, and the scope of any such approvals and the indications for which we receive approval;
●	the timeline or outcome related to our patent litigation with United Therapeutics that was filed in the U.S. District Court for the District of Delaware, the inter partes reviews with the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office, our litigation with United Therapeutics that was filed in the Superior Court for Durham County, North Carolina, the lawsuit filed by United Therapeutics against the FDA in the U.S. District Court for the District of Columbia, or any future litigation with United Therapeutics or any other third party, including any related rehearings or appeals;
●	the timing and our business partners’ ability to obtain and maintain regulatory clearance for the infusion pump that we are developing with Sandoz (as defined below) and Mainbridge (as defined below);
●	the timing and our ability to obtain and maintain regulatory approval for L606, an investigational, liposomal formulation of treprostinil that we licensed from Pharmosa (as defined below);
●	our ability to continue operations as a going concern without obtaining additional funding;
●	our expectations regarding the size of the patient populations, market acceptance, third-party payor coverage and opportunity for those drug products that we commercialize in collaboration with third parties, including Sandoz’s first-to-file fully substitutable generic treprostinil injection;
●	the availability and market acceptance of medical devices and components of medical devices used to administer our drug products and drug products that we commercialize with third parties, including Smiths Medical’s CADD-MS 3 infusion pump, the RG 3ml Medication Cartridge that we developed in collaboration with Chengdu Shifeng Medical Technologies LTD. used for the subcutaneous administration of Sandoz’s generic treprostinil injection, Smiths Medical’s CADD Legacy and CADD-Solis infusion pumps used for the intravenous administration of Sandoz’s generic treprostinil injection, the infusion pump that we are developing with Sandoz and Mainbridge for the subcutaneous administration of Sandoz’s generic treprostinil injection, Plastiape’s RS00 Model 8 dry powder inhaler, which we plan to use for the administration of YUTREPIA, and any devices used for the administration of L606;
●	our ability to draw down on our financing facility with HCR (as defined below) and our ability to satisfy the covenants contained in the RIFA (as defined below);
●	our ability to retain, attract and hire key personnel;
●	prevailing economic, market and business conditions;
●	our ability to predict, foresee, and effectively address or mitigate future developments resulting from health epidemics or other global shutdowns, which could include a negative impact on the availability of key personnel, the temporary closure of our facility or the facilities of our business partners, suppliers, third-party service providers or other vendors, or delays in payments or purchasing decisions, or the interruption of domestic and global supply chains, the economy and capital or financial markets;
●	the cost and availability of capital and any restrictions imposed by lenders or creditors;
●	changes in the industry in which we operate;
●	the failure to renew, or the revocation of, any license or other required permits;

●	unexpected charges or unexpected liabilities arising from a change in accounting policies, including any such changes by third parties with whom we collaborate and from whom we receive a portion of their net profits, or the effects of acquisition accounting varying from our expectations;
●	the risk that the credit ratings of our company or our subsidiaries may be different from what the companies expect, which may increase borrowing costs and/or make it more difficult for us to pay or refinance our debts and require us to borrow or divert cash flow from operations in order to service debt payments;
●	fluctuations in interest rates;
●	adverse outcomes of pending or threatened litigation or governmental investigations, including our ongoing litigation involving United Therapeutics and the FDA and any future litigation with United Therapeutics, the FDA or any other third party;
●	the effects on our company or our subsidiaries of future changes in law, including regulatory developments or legislative actions, including changes in healthcare, environmental and other laws and regulations to which we are subject, or judicial decisions overturning or establishing new legal precedents;
●	conduct of and changing circumstances related to third-party relationships on which we rely, including the level of credit worthiness of counterparties;
●	the volatility and unpredictability of the stock market and credit market conditions;
●	conditions beyond our control, such as natural disasters, global pandemics, or acts of war or terrorism;
●	variations between the stated assumptions on which forward-looking statements are based and our actual experience;
●	other legislative, regulatory, economic, business, and/or competitive factors;
●	our plans to develop and commercialize our product candidates;
●	our planned clinical trials for our product candidates;
●	the timing of the availability of data from our clinical trials;
●	the timing and related contents of our planned regulatory filings and/or applications;
●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
●	the clinical utility of our product candidates and their potential advantages compared to other treatments;
●	our commercialization, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for the manufacture of our product candidates and the ability and sufficiency of our current manufacturing facilities to produce development and commercial quantities of our product candidates;
●	our ability to establish and maintain collaborations;
●	our estimates regarding the market opportunities for our product candidates;
●	our intellectual property position and the duration of our patent rights;
●	fluctuations in the trading price of our common stock;
●	our estimates regarding future expenses, capital requirements and needs for additional financing; and
●	our expected use of proceeds from prior public offerings and the period over which such proceeds, together with our available cash, will be sufficient to meet our operating needs.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Liquidia Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$133,093	$83,679
Accounts receivable, net	3,249	4,061
Inventory	7,212	—
Prepaid expenses and other current assets	3,707	2,159
Total current assets	147,261	89,899
Property, plant and equipment, net	6,387	4,480
Operating lease right-of-use assets, net	1,471	1,704
Indemnification asset, related party	7,194	6,707
Contract acquisition costs, net	7,621	7,922
Intangible asset, net	3,300	3,430
Goodwill	3,903	3,903
Other assets	224	287
Total assets	$177,361	$118,332
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,741	$1,396
Accrued expenses and other current liabilities	13,100	13,400
Revenue interest financing payable, current	4,154	2,615
Operating and finance lease liabilities, current	1,225	1,139
Total current liabilities	24,220	18,550
Litigation finance payable	6,929	6,707
Revenue interest financing payable, noncurrent	81,764	43,418
Operating and finance lease liabilities, noncurrent	1,726	2,364
Total liabilities	114,639	71,039
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized, none outstanding	—	—
Common stock — $0.001 par value, 115,000,000 and 100,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively, 76,414,548 and 68,629,575 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	76	69
Additional paid-in capital	560,614	476,322
Accumulated deficit	(497,968)	(429,098)
Total stockholders’ equity	62,722	47,293
Total liabilities and stockholders’ equity	$177,361	$118,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$3,659	$4,786	$6,631	$9,279
Costs and expenses:
Cost of revenue	1,493	671	2,960	1,325
Research and development	9,420	17,695	19,477	22,973
General and administrative	19,943	9,245	40,192	17,038
Total costs and expenses	30,856	27,611	62,629	41,336
Loss from operations	(27,197)	(22,825)	(55,998)	(32,057)
Other income (expense):
Interest income	1,855	734	3,735	1,656
Interest expense	(2,600)	(1,426)	(5,124)	(2,550)
Loss on extinguishment of debt	—	—	(11,483)	(2,311)
Total other expense, net	(745)	(692)	(12,872)	(3,205)
Net loss and comprehensive loss	$(27,942)	$(23,517)	$(68,870)	$(35,262)
Net loss per common share, basic and diluted	$(0.37)	$(0.36)	$(0.91)	$(0.54)
Weighted average common shares outstanding, basic and diluted	76,435,831	64,788,482	75,914,869	64,722,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except shares amounts)

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	68,629,575	$69	$476,322	$(429,098)	$47,293
Issuance of common stock upon exercise of stock options	23,247	—	99	—	99
Issuance of common stock upon vesting of restricted stock units	383,133	—	—	—	—
Issuance of common stock under employee stock purchase plan	67,982	—	404	—	404
Issuance of common stock upon exercise of warrants	946	—	—	—	—
Sale of common stock, net	7,182,532	7	74,861	—	74,868
Stock-based compensation	—	—	4,524	—	4,524
Net loss	—	—	—	(40,928)	(40,928)
Balance as of March 31, 2024	76,287,415	$76	$556,210	$(470,026)	$86,260
Issuance of common stock upon exercise of stock options	10,686	—	32	—	32
Issuance of common stock upon vesting of restricted stock units	116,447	—	—	—	—
Sale of common stock, net	—	—	—	—	—
Stock-based compensation	—	—	4,372	—	4,372
Net loss	—	—	—	(27,942)	(27,942)
Balance as of June 30, 2024	76,414,548	$76	$560,614	$(497,968)	$62,722

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	64,517,912	$64	$440,954	$(350,596)	$90,422
Issuance of common stock upon exercise of stock options	21,447	—	79	—	79
Issuance of common stock upon vesting of restricted stock units	89,804	1	(1)	—	—
Issuance of common stock under employee stock purchase plan	81,281	—	335	—	335
Stock-based compensation	—	—	2,552	—	2,552
Net loss	—	—	—	(11,745)	(11,745)
Balance as of March 31, 2023	64,710,444	$65	$443,919	$(362,341)	$81,643
Issuance of common stock upon exercise of stock options	10,173	—	32	—	32
Issuance of common stock upon vesting of restricted stock units	19,765	—	—	—	—
Stock-based compensation	—	—	2,499	—	2,499
Net loss	—	—	—	(23,517)	(23,517)
Balance as of June 30, 2023	64,740,382	$65	$446,450	$(385,858)	$60,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(68,870)	$(35,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	10,000
Stock-based compensation	8,896	5,051
Depreciation and amortization	1,069	1,158
Non-cash lease expense	233	187
Loss (gain) on disposal of property and equipment	3	(2)
Loss on extinguishment of debt	11,483	2,311
Accretion and non-cash interest expense	5,119	2,376
Changes in operating assets and liabilities:
Accounts receivable, net	812	922
Inventory	(7,212)	—
Prepaid expenses and other current assets	(1,548)	760
Other noncurrent assets	63	47
Accounts payable	3,224	(380)
Accrued expenses and other current liabilities	(300)	(755)
Operating lease liabilities	(499)	(434)
Net cash used in operating activities	(47,527)	(14,021)
Investing activities
Purchases of property, plant and equipment	(1,914)	(609)
Proceeds from the sale of property, plant and equipment	—	2
Net cash used in investing activities	(1,914)	(607)
Financing activities
Proceeds from revenue interest financing, net	24,975	31,814
Principal payments on long-term debt	—	(20,000)
Payments for debt prepayment and extinguishment costs	—	(2,190)
Payments on revenue interest financing liability	(1,692)	(500)
Principal payments on finance leases	(53)	(130)
Receipts from litigation financing	222	101
Proceeds from sale of common stock, net of issuance costs	74,868	—
Proceeds from issuance of common stock under stock incentive plans	535	446
Net cash provided by financing activities	98,855	9,541
Net increase (decrease) in cash and cash equivalents	49,414	(5,087)
Cash and cash equivalents, beginning of period	83,679	93,283
Cash and cash equivalents, end of period	$133,093	$88,196
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$360
Cash paid for operating lease liabilities	$655	$637
Non-cash increase in property, plant and equipment through accounts payable	$634	$—
Non-cash increase in indemnification asset through accounts payable	$487	$101

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

The current global macro-economic environment is volatile, which may result in supply chain constraints and elevated rates of inflation. In addition, we operate in a dynamic and highly competitive industry and believe that changes in any of the following areas could have a material adverse effect on our future financial position, results of operations, or cash flows: the ability to obtain future financing; advances and trends in new technologies and industry standards; results of clinical trials; regulatory approval, market acceptance and third-party payor coverage for our products; development of sales channels; certain strategic relationships; litigation or claims against us, including claims related to intellectual property, product, regulatory, or other matters; and our ability to attract and retain employees necessary to support our growth.

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

Liquidity and Going Concern

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, bank borrowings with warrants, the issuance of convertible notes and warrants, and revenue interest financing. Since inception, we have incurred recurring losses, including a net loss of $68.9 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $498.0 million.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval of such product candidates and pursue commercialization of any approved product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if our development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales. Additionally, the Revenue Interest Financing Agreement with HealthCare Royalty Partners IV, L.P. (“HCR”) dated January 9, 2023, as amended (the “RIFA”) contains fixed quarterly payments and minimum cash covenants that require us to maintain cash and cash equivalents in an amount at least equal to $7.5 million during the calendar year beginning on January 1, 2024 and at least equal to $15.0 million for the remainder of the payment term after the calendar year ended December 31, 2024.

Our future funding requirements will be heavily determined by the timing of the potential commercialization of YUTREPIA and the resources needed to support development of our product candidates. Based on our current plans, we expect that we will require additional capital to fund operations as well as to pursue in-licenses or acquisitions of other product candidates. If we are unable to obtain additional funding, we could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.

Based on current operating plans and excluding any contribution from potential YUTREPIA product sales or external financing, we will not have sufficient cash and cash equivalents to fund operating expenses and capital requirements and meet our minimum cash covenants beyond one year from the issuance of these condensed consolidated financial statements, and therefore, the Company has concluded that there is substantial doubt about its ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

2. Basis of Presentation, Significant Accounting Policies and Fair Value Measurements

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The year-end condensed consolidated balance sheet data was derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. Certain amounts have been reclassified from the prior year presentation to conform to current presentation, specifically in relation to the balance sheet presentation of finance and operating leases. Our financial position, results of operations and cash flows are presented in U.S. Dollars.

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

Summary of Significant Accounting Policies

Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the years ended December 31, 2023 and 2022, which are included in our 2023 Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the six months ended June 30, 2024.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board under its accounting standards codifications (ASC) or other standard setting bodies and are adopted by us as of the specified effective date. For the six months ended June 30, 2024, there were no newly adopted accounting pronouncements that had a material impact on our condensed consolidated financial statements. As of June 30, 2024, there are no recently issued but not yet adopted accounting pronouncements that are expected to materially impact our condensed consolidated financial statements.

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

Accounts Receivable

Accounts receivable are stated at net realizable value and net of an allowance for credit losses as of each balance sheet date, if applicable. One customer accounted for 95% and 99% of our accounts receivable, net at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, we have not recorded an allowance for credit losses.

Prelaunch Inventory

We capitalize prelaunch inventory prior to receiving regulatory approval if regulatory approval and subsequent commercialization of a product is probable and we also expect future economic benefit from the sales of the product to be realized. Prior to this conclusion, we expense prelaunch inventory as research and development expense in the period incurred. For prelaunch inventory that is capitalized, we consider a number of specific facts and circumstances, including the product’s shelf life, the product's current status in the development and regulatory approval process, results from related clinical trials, results from meetings with relevant regulatory agencies prior to the filing of regulatory applications, potential obstacles to the approval process, viability of commercialization and market trends. In late 2023, based on our assessment of the legal and regulatory process related to YUTREPIA, we concluded that we met the criteria to capitalize expenditures for prelaunch inventory. We capitalized $7.2 million of prelaunch inventory as of June 30, 2024 and none as of December 31, 2023. We do not have an allowance for inventory obsolescence as of June 30, 2024. If either regulatory approval or market acceptance post-approval of YUTREPIA do not occur at all or on a timely basis prior to the inventory shelf-life expiration, we may be required to write-off some or all prelaunch inventory, which could affect our financial condition and financial results.

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

As of June 30, 2024, we concluded there were no events or changes in circumstances which indicated that the carrying amount of goodwill was not recoverable. We completed our annual impairment test as of July 1, 2024 and concluded that no impairments had occurred.

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

Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Due to their anti-dilutive effect, the calculation of diluted net loss per share excludes the following common stock equivalent shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock Options	9,436,272	9,506,827	9,503,896	9,454,756
Restricted Stock Units	3,072,986	1,773,919	3,027,450	1,682,701
Warrants	450,000	450,000	450,000	450,000
Total	12,959,258	11,730,746	12,981,346	11,587,457

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table presents the placement in the fair value hierarchy of financial assets and liabilities measured at fair value as of June 30, 2024 and December 31, 2023:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
June 30, 2024	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$127,294	$—	$—	$127,294

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2023	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$79,912	$—	$—	$79,912

Money market funds are included in cash and cash equivalents on our condensed consolidated balance sheet and are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices.

The carrying amounts reflected in our condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term nature. The carrying value of the revenue interest financing payable approximate fair value as the respective interest rates are reflective of current market rates on debt with similar terms and conditions. In addition, the revenue interest financing payable is updated with the expected amount to be paid back each reporting period based on the contractual terms and current projections.

3. Inventory

Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	June 30,	December 31,
	2024	2023
Raw materials	$2,676	$—
Work in process	4,536	—
Inventory	$7,212	$—

Prelaunch Inventory

During the six months ended June 30, 2024, we capitalized costs of $7.2 million associated with the manufacture of YUTREPIA as a result of our determination that regulatory approval and subsequent commercialization is probable and we also expect future economic benefit from the sales of the product to be realized.

4. Property, Plant, and Equipment

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2024	2023
Lab and build-to-suit equipment	$6,916	$6,834
Office equipment	19	19
Furniture and fixtures	241	241
Computer and other equipment	700	487
Leasehold improvements	11,420	11,409
Construction-in-progress	2,685	804
Total property, plant and equipment	21,981	19,794
Accumulated depreciation and amortization	(15,594)	(15,314)
Property, plant and equipment, net	$6,387	$4,480

We recorded depreciation and amortization expense related to property, plant and equipment of $0.2 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, and of $0.4 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively.

5. Contract Acquisition Costs and Intangible Asset

Contract acquisition costs and intangible asset are summarized as follows:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract acquisition costs	$12,980	$(5,359)	$7,621	$12,980	$(5,058)	$7,922
Intangible asset	$5,620	$(2,320)	$3,300	$5,620	$(2,190)	$3,430

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

We recorded amortization related to the contract acquisition costs of $0.2 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and of $0.3 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively. We recorded amortization related to the intangible asset of $0.1 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and of $0.1 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively. Annual amortization over the next five years is expected to immaterially fluctuate from the 2024 amounts, consistent with changes to net profits to be recognized pursuant to the Promotion Agreement over the period.

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

On November 17, 2020, Liquidia PAH entered into a Litigation Funding and Indemnification Agreement (“Indemnification Agreement”) with PBM RG Holdings, LLC (“PBM”). PBM is considered to be a related party as it is controlled by a major stockholder (which beneficially owns approximately 8.2% of Liquidia Corporation common stock as of August 1, 2024), who is also a member of our Board of Directors.

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

As of June 30, 2024 and December 31, 2023, the Indemnification Asset and Litigation Finance Payable were classified as long-term assets and liabilities, respectively, as it is considered unlikely that the RareGen Litigation would conclude prior to June 30, 2025.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2024	2023
Accrued compensation	$6,603	$8,544
Accrued research and development expenses	1,586	2,902
Accrued inventory costs	2,248	—
Accrued other expenses	2,663	1,954
Total accrued expenses and other current liabilities	$13,100	$13,400

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

Warrants

During the three months ended June 30, 2024 and 2023, 948 and no warrants to purchase shares of common stock were exercised, respectively. Outstanding warrants consisted of the following as of June 30, 2024:

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

9. Stock-Based Compensation

2020 Long-Term Incentive Plan

Our 2020 Long-Term Incentive Plan (the “2020 Plan”) provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards and for accelerated vesting under certain change of control transactions. The number of shares of our common stock available for issuance under the 2020 plan will automatically increase on January 1 of each year through 2030, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors (the “Evergreen Provision”). On January 1, 2024, the number of shares of common stock available for issuance under the 2020 Plan automatically increased by 2,745,183 shares pursuant to the Evergreen Provision. As of June 30, 2024, there were 913,937 shares available for future grants under the 2020 Plan.

The 2020 Plan replaced all prior equity award plans and such plans have been discontinued. However, the awards outstanding under the prior equity award plans will continue to remain in effect in accordance with their terms. Awards that are forfeited under these prior plans upon cancellation, termination or expiration will not be available for grant under the 2020 Plan. As of June 30, 2024, a total of 635,280 shares of common stock were reserved for issuance related to the remaining outstanding equity awards granted under the prior plans.

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

310,000 shares of our common stock were reserved for issuance pursuant to equity awards that may be granted under the 2022 Inducement Plan, and the 2022 Inducement Plan will be administered by the Compensation Committee. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2022 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board of Directors, or following a bona fide period of non-employment by us, if he or she is granted such equity awards in connection with his or her commencement of employment with us and such grant is an inducement material to his or her entering into employment with us. As of June 30, 2024, a total of 26,650 shares were available for issuance under the 2022 Inducement Plan.

Employee Stock Purchase Plan

In November 2020, stockholders approved the Liquidia Corporation 2020 Employee Stock Purchase Plan (the “ESPP”). The number of shares of our common stock available for issuance under the ESPP will automatically increase on January 1 of each year through 2030, by the lesser of (a) 1.0% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, (b) 150,000 shares, or (c) an amount determined by the Board of Directors. On January 1, 2024, the number of shares of common stock available for issuance under the ESPP increased by 150,000 shares. As of June 30, 2024, a total of 639,155 shares of common stock are reserved for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions, subject to plan limitations. Unless otherwise determined by the administrator, the common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is 85% of the lesser of the fair market value of our common stock on the first and last trading day of the offering period. During the six months ended June 30, 2024 and 2023, 67,982 and 81,281 shares were issued under the ESPP, respectively.

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

Total stock-based compensation expense recognized for employees and non-employees was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
By Expense Category:	2024	2023	2024	2023
Cost of revenue	$57	$—	$121	$—
Research and development	826	578	1,837	1,159
General and administrative	3,489	1,921	6,938	3,892
Total stock-based compensation expense	$4,372	$2,499	$8,896	$5,051

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted average basis, by type of award:

	As of June 30, 2024
		Weighted
		Average
		Remaining
		Recognition
	Unamortized	Period
	Expense	(Years)
Stock options	$11,456	1.8
Restricted and performance stock units	$29,166	2.7

Fair Value of Stock Options Granted and Purchase Rights Issued under the ESPP

We use the Black-Scholes option-pricing model to determine the fair value of stock options granted and purchase rights issued under the ESPP.

The following table summarizes the assumptions used for estimating the fair value of stock options granted under the Black-Scholes option-pricing model:

	Six Months Ended
	June 30,
	2024	2023
Expected dividend yield	—	—
Risk-free interest rate	3.98%	3.46% - 3.99%
Expected volatility	90%	91% - 95%
Expected life (years)	6.1	5.8 - 6.1

The weighted average fair value for options granted during the six months ended June 30, 2024 and 2023 was $9.84 and $5.09 per share, respectively.

The following table summarizes the assumptions used for estimating the fair value of purchase rights granted to employees under the ESPP under the Black-Scholes option-pricing model:

	Six Months Ended
	June 30,
	2024	2023
Expected dividend yield	—	—
Risk-free interest rate	5.27%	5.20%
Expected volatility	90%	64%
Expected life (years)	0.50	0.50

Stock Option Activity

Options generally vest over a four-year period in multiple tranches.

The following table summarizes stock option activity during the six months ended June 30, 2024:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2023	9,573,937	$4.80
Granted	7,500	12.86
Exercised	(33,933)	3.85
Cancelled	(139,260)	5.54
Outstanding as of June 30, 2024	9,408,244	$4.80	7.1	$67,980
Exercisable as of June 30, 2024	6,563,332	$4.52	6.7	$49,365
Vested and expected to vest as of June 30, 2024	9,043,468	$4.76	7.0	$65,681

The aggregate intrinsic value of stock options in the table above represents the difference between the $12.00 closing price of our common stock as of June 30, 2024 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

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

A summary of unvested RSU awards outstanding as of June 30, 2024 and changes during the six months ended June 30, 2024 are as follows:

		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	RSUs	(per RSU)
Unvested as of December 31, 2023	1,657,978	$6.41
Granted	2,110,671	12.59
Vested	(499,580)	6.46
Forfeited	(75,328)	6.55
Unvested as of June 30, 2024	3,193,741	$10.48

RSUs granted during the six months ended June 30, 2024, included 520,526 performance-based RSUs granted to our executive officers. These performance-based RSUs vest upon the later of (a) time-based vesting conditions and (b) the first commercial sale of YUTREPIA in the United States and are considered probable of vesting. The time-based vesting condition means 25% of the performance-based RSUs vest one year after grant date and quarterly thereafter for three years, subject to the executive’s continued service.

10. Revenue From Contracts With Customers

In August 2018, we entered into a Promotion Agreement with Sandoz under which we have the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection for the treatment of patients with PAH in the United States. We paid Sandoz $20 million at the inception of the Promotion Agreement in consideration for these rights. In exchange for conducting these commercial activities, we are entitled to receive a share of Net Profits (as defined within the Promotion Agreement) based on specified profit levels. The share of Net Profits received is subject to adjustments from Sandoz for certain items, such as distributor chargebacks, rebates, inventory returns, inventory write-offs and other adjustments. We expect to refund certain amounts to Sandoz through a reduction of the cash received from future Net Profits generated under the Promotion Agreement. As of June 30, 2024, a $0.5 million refund liability is offset against accounts receivable from Sandoz related to expected refund amounts. Approximately 96% and 97% of revenue during the three and six months ended June 30, 2024, respectively, was generated from the Promotion Agreement.

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

Lease Balances, Costs, and Future Minimum Payments

Leases with an initial term of 12 months or less are not recorded on the balance sheet. As of June 30, 2024, we have not entered into any short-term leases. For lease agreements entered into or reassessed after the adoption of ASC 842 Leases, we combine lease and non-lease components, if any. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Our lease cost is reflected in the accompanying condensed statements of operations and comprehensive loss as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2024	2023	2024	2023
Operating lease cost:
Fixed lease cost	Research and development	$175	$175	$350	$351
Fixed lease cost	General and administrative	20	20	39	39
Finance lease cost:
Amortization of lease assets	Research and development	22	22	44	52
Interest on lease liabilities	Interest expense	2	4	4	9
Total Lease Cost		$219	$221	$437	$451

The weighted average remaining lease term and discount rates as of June 30, 2024 were as follows:

Weighted average remaining lease term (years):
Operating leases	2.3
Finance leases	0.8
Weighted average discount rate:
Operating leases	10.3%
Finance leases	6.5%

The discount rate for leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms at the time of lease inception.

The future minimum lease payments as of June 30, 2024 were as follows:

	Operating	Finance
Year ending December 31:	Leases	Leases	Total
2024 (six months remaining)	$662	$57	$719
2025	1,356	64	1,420
2026	1,158	—	1,158
Total minimum lease payments	3,176	121	3,297
Less: interest	(343)	(3)	(346)
Present value of lease liabilities	$2,833	$118	$2,951

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

We are currently required to make certain fixed quarterly payments to HCR which include an additional amount on a ratable basis to reflect the funding of additional amounts by HCR under the RIFA and a one-time fixed payment. As of June 30, 2024, we were required to pay $4.2 million within one year of the balance sheet date, which is classified as current in our condensed consolidated balance sheet. If the Third Investment Amount is not funded, our quarterly fixed payment will increase to $5.8 million beginning in the third quarter of 2025. Additionally, in the event that the Third

Investment Amount has not been funded by June 30, 2025, we will be obligated to pay an incremental one-time fixed payment of $23.8 million also during the third quarter of 2025.

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

We recorded the total funds received from HCR of $42.5 million under the terms of the RIFA as a liability. The issuance costs, consisting primarily of legal fees, totaled $0.9 million and were recorded as a deduction of the carrying amount of the liability and are being amortized under the effective interest method over the estimated period the liability will be repaid. We estimated the total amount of payments over the life of the RIFA to determine the interest expense to record to accrete the liability to the amount ultimately due. For the three and six months ended June 30, 2024, we estimated an effective annual interest rate of approximately 12.3%. Over the course of the RIFA, the effective annual interest rate may be affected by potential changes in forecasted payments. On a quarterly basis, we will reassess the expected amount and timing of payments, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The following table presents the changes in the RIFA payable during the six months ended June 30, 2024:

Balance as of December 31, 2023	$46,033
Accretion	107
Amortization of issuance costs	2
Second tranche funding, net of fees	24,975
Balance as of January 5, 2024, prior to extinguishment	$71,117
Loss on extinguishment	11,483
Balance as of January 5, 2024, after extinguishment	$82,600
Accretion	5,010
Payments	(1,692)
Balance as of June 30, 2024	$85,918
Less: current portion of revenue interest financing payable	(4,154)
Long-term portion of revenue interest financing payable	$81,764

The expected annual payments on the revenue interest financing payable as of June 30, 2024 are as follows:

Year ending December 31:
2024 (six months remaining)	$2,077
2025	37,507
2026	23,214
2027	23,214
2028	23,214
2029	5,553
Total	$114,779

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

Chasm Technologies

In March 2012, we entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to our manufacturing capabilities during the term of the agreement. We agreed to pay future contingent milestones and royalties on net sales totaling no more than $1.5 million, $0.2 million of which has been accrued as of June 30, 2024.

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

In addition, we are party to a multi-year supply agreement with LGM Pharma, LLC (LGM) to supply active pharmaceutical ingredients for YUTREPIA. Under the supply agreement with LGM, we are required to provide rolling forecasts, a portion of which will be considered a binding, firm order, subject to an annual minimum purchase commitment of $2.7 million for the term of the agreement. The agreement expires five years from the first marketing authorization approval of YUTREPIA.

As of June 30, 2024, we have non-cancelable commitments for product manufacturing and supply costs of approximately $3.5 million.

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

In March 2020, the Company filed a petition for inter partes review with the Patent Trial and Appeal Board (the “PTAB”) of the USPTO with respect to the ‘901 Patent, seeking a determination that the claims in the ‘901 Patent are invalid. In October 2021, the PTAB issued a final written decision concluding that seven of the claims in the ‘901 patent were unpatentable, leaving only the narrower dependent claims 6 and 7, both of which require actual storage at ambient temperature of treprostinil sodium. In November 2021, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘901 Patent. The rehearing request was denied in June 2022. In August 2022, United Therapeutics appealed the decision of the PTAB with respect to the ‘901 Patent to the United States Court of Appeals for the Federal Circuit. In June 2024, the Court of Appeals for the Federal Circuit affirmed the PTAB’s decision regarding the ‘901 Patent.

In January 2021, the Company filed a petition for inter partes review with the PTAB relating to the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. In July 2022, the PTAB ruled in the Company’s favor, concluding that based on the preponderance of the evidence, all the claims of the ’793 Patent have been shown to be unpatentable. In August 2022, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘793 Patent. The rehearing request was denied in February 2023. In April 2023, United Therapeutics appealed the decision of the PTAB with respect to the ‘793 Patent to the United States Court of Appeals for the Federal Circuit. In December 2023, the United States Court of Appeals for the Federal Circuit affirmed the earlier decision by the PTAB, which found all claims of the ‘793 Patent to be unpatentable due to the existence of prior art cited by us in inter partes review proceedings. In January 2024, United Therapeutics filed a request for rehearing of the decision by the United States Court of Appeals for the Federal Circuit. The request for rehearing was denied in March 2024. In June 2024, United Therapeutics filed a petition for a writ of certiorari to seek an appeal with the United States Supreme Court. In July 2024, the Company was asked to respond to United Therapeutics’ petition, with the response due on August 28, 2024. The petition remains pending and is expected to be considered in conference by the United States Supreme Court on September 30, 2024.

As a result of the decision by the United States Court of Appeals for the Federal Circuit with respect to the invalidity of the ‘793 Patent, in December 2023, the Company filed a motion for Judge Andrews to set aside the injunction he issued in the Original Hatch-Waxman Litigation. The motion was granted in March 2024, and the injunction on final approval by the FDA of YUTREPIA was set aside. United Therapeutics has appealed Judge Andrews’ decision to set aside the injunction to the Federal Circuit. Briefing in the appeal remains ongoing, and the Federal Circuit has scheduled oral argument for September 3, 2024.

In connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, the Company provided a new notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed a second complaint for patent infringement against us in the U.S. District Court for the District of Delaware (Case No. 1:23-cv-00975-RGA) (the “New Hatch-Waxman Litigation”), again asserting infringement by the Company of the ‘793 Patent. In November 2023, the U.S. Patent and Trademark Office (the USPTO) issued U.S. Patent No. 11,826,327, or the ‘327 Patent, entitled “Treatment for Interstitial Lung Disease”, to United Therapeutics. On November 30, 2023, United Therapeutics filed an amended complaint in the New Hatch-Waxman Litigation asserting infringement of the ‘327 Patent by the practice of YUTREPIA based on the amended NDA. In January 2024, the Company filed an answer, counterclaims and a partial motion to dismiss the claims related to the ‘793 Patent as a result of the decision by the United States Court of Appeals for the Federal Circuit to affirm the PTAB’s finding that the ’793 patent is unpatentable. In February 2024, United Therapeutics stipulated to the dismissal of the claims in the New Hatch-Waxman Litigation related to the ‘793 Patent. In February 2024, United Therapeutics also filed a motion seeking a preliminary injunction to prevent us from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA for the treatment of PH-ILD. Briefing on the motion is complete and a hearing on the motion was held in April 2024. Judge Andrews denied the motion for a preliminary injunction in May 2024. Discovery in the case remains ongoing.

FDA Litigation

In February 2024, United Therapeutics filed a complaint against the FDA in the U.S. District Court for the District of Columbia, challenging the FDA’s acceptance of our amended NDA for review (the “FDA Litigation”). The Company intervened and became a party to the lawsuit in March 2024. In March 2024, United Therapeutics filed a motion for a temporary restraining order in the FDA Litigation, seeking to enjoin the FDA from approving our NDA for YUTREPIA with respect to the indication to treat PH-ILD. United Therapeutics’ motion was denied in March 2024. In May 2024, both the Company and the FDA filed motions to dismiss United Therapeutics’ complaint. Briefing on the motions to dismiss has been completed, and the motion remains pending.

Trade Secret Litigation

In December 2021, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, alleging that the Company and Robert Roscigno (“Dr. Roscigno”) a former United Therapeutics employee, who later joined the Company as an employee many years after terminating his employment with United Therapeutics, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. In January 2024, Dr. Roscigno filed a motion for summary judgment with respect to all claims, but the motion was denied in July 2024. In addition, in July 2024, the Company filed a motion for summary judgment with respect to all claims. Briefing on the Company’s motion is in process.

In May 2024, United Therapeutics filed a second complaint in the Superior Court in Durham County, North Carolina, against Dr. Roscigno, alleging that he breached prior employment agreements with United Therapeutics by failing to assign to United Therapeutics his interest in patents obtained by the Company that relied upon or benefitted from certain inventions, discoveries, materials, authorship, derivatives and results developed by Dr. Roscigno while he was employed by United Therapeutics. The Company was also named as a defendant in this new lawsuit. As part of the lawsuit, United Therapeutics alleges that Dr. Roscigno misappropriated certain intellectual property of United Therapeutics which led to the development of YUTREPIA. The complaint also seeks declaratory judgement such that all right, title and interest in and to any patentable or unpatentable inventions, discoveries, and ideas made or conceived by Dr. Roscigno while employed by the company should be assigned and transferred to United Therapeutics because they involved the use of United Therapeutics’ confidential information. On July 30, 2024, the Company filed a motion to dismiss all claims. Briefing on the motion is in progress.

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

In September 2021, United Therapeutics filed a motion for summary judgment with respect to all of the claims brought by Sandoz and Liquidia PAH against United Therapeutics. At the same time, Sandoz filed a motion for summary judgment with respect to the breach of contract claim. In March 2022, the Court issued an order granting partial summary judgment to United Therapeutics with respect to the antitrust and unfair competition claims, denying summary judgment to United Therapeutics with respect to the breach of contract claim, and granting partial summary judgment to Sandoz with respect to the breach of contract claim. A trial to determine the amount of damages due from United Therapeutics to Sandoz with respect to the breach of contract claim was held from late April to early May 2024, and closing arguments were held in June 2024. The parties are awaiting a decision from the Court.

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

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023. Also refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which includes detailed discussions of various items impacting our business, results of operations and financial condition.

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

Since inception, we have incurred significant operating losses. Our net loss was $68.9 million for the six months ended June 30, 2024 and $78.5 million and $41.0 million for the years ended December 31, 2023 and 2022, respectively. As of June 30, 2024, we had an accumulated deficit of $498.0 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval of such product candidates and pursue commercialization of any approved product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if our development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales. Additionally, the Revenue Interest Financing Agreement with HealthCare Royalty Partners IV, L.P. (“HCR”) dated January 9, 2023, as amended (the “RIFA”) contains fixed quarterly payments and minimum cash covenants that require us to maintain cash and cash equivalents in an amount at least equal to $7.5 million during the calendar year beginning on January 1, 2024 and at least equal to $15.0 million for the remainder of the payment term after the calendar year ended December 31, 2024.

Our future funding requirements will be heavily determined by the timing of the potential commercialization of YUTREPIA and the resources needed to support the development of our product candidates. We expect that we will require additional capital to fund operations as well as to pursue in-licenses or acquisitions of other product candidates. If we are unable to obtain additional funding, we could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations.

Based on current operating plans and excluding any contribution from YUTREPIA product sales or external financing, we will not have sufficient cash and cash equivalents to fund operating expenses and capital requirements and meet our minimum cash covenants beyond one year from the issuance of these condensed consolidated financial statements, and therefore, the Company has concluded that there is substantial doubt about its ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Results of Operations

Three and Six Months Ended June 30, 2024 compared with the Three and Six Months Ended June 30, 2023

The following table summarizes the results of our operations for the three and six months ended June 30, 2024 and 2023, together with the changes in those items in dollars and as a percentage (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2024	2023	Change	Change	2024	2023	Change	Change
Revenue	$3,659	$4,786	$(1,127)	(24)%	$6,631	$9,279	$(2,648)	(29)%
Costs and expenses:
Cost of revenue	1,493	671	822	123%	2,960	1,325	1,635	123%
Research and development	9,420	17,695	(8,275)	(47)%	19,477	22,973	(3,496)	(15)%
General and administrative	19,943	9,245	10,698	116%	40,192	17,038	23,154	136%
Total costs and expenses	30,856	27,611	3,245	12%	62,629	41,336	21,293	52%
Loss from operations	(27,197)	(22,825)	(4,372)	19%	(55,998)	(32,057)	(23,941)	75%
Other income (expense):
Interest income	1,855	734	1,121	153%	3,735	1,656	2,079	126%
Interest expense	(2,600)	(1,426)	(1,174)	82%	(5,124)	(2,550)	(2,574)	101%
Loss on extinguishment of debt	—	—	—	* %	(11,483)	(2,311)	(9,172)	397%
Total other expense, net	(745)	(692)	(53)	8%	(12,872)	(3,205)	(9,667)	302%
Net loss and comprehensive loss	$(27,942)	$(23,517)	$(4,425)	19%	$(68,870)	$(35,262)	$(33,608)	95%

_______________

* Not meaningful

Revenue

Revenue was $3.7 million for the three months ended June 30, 2024, compared to $4.8 million for the three months ended June 30, 2023. Revenue related primarily to the Promotion Agreement. The decrease of $1.1 million was primarily due to the impact of lower sales quantities in the current year as compared to the same period in the prior year.

Revenue was $6.6 million for the six months ended June 30, 2024, compared to $9.3 million for the six months ended June 30, 2023. Revenue related primarily to the Promotion Agreement. The decrease of $2.7 million was primarily due to the impact of lower sales quantities in the current year as compared to the same period in the prior year.

Cost of Revenue

Cost of revenue was $1.5 million for the three months ended June 30, 2024, compared to $0.7 million for the three months ended June 30, 2023. Cost of revenue related to the Promotion Agreement as noted above. The increase from the prior year was primarily due to our sales force expansion during the fourth quarter of 2023.

Cost of revenue was $3.0 million for the six months ended June 30, 2024, compared to $1.3 million for the six months ended June 30, 2023. Cost of revenue related to the Promotion Agreement as noted above. The increase from the prior year was primarily due to our sales force expansion during the fourth quarter of 2023.

Research and Development Expenses

Research and development expenses were $9.4 million for the three months ended June 30, 2024, compared to $17.7 million for the three months ended June 30, 2023. The decrease of $8.3 million or 47% was primarily due to a $10.0 million upfront license fee due to Pharmosa for the exclusive license in North America to develop and commercialize L606 recorded during the three months ended June 30, 2023. Additionally, there was a $1.4 million decrease in expenses related to our YUTREPIA program driven by expensing prelaunch inventory costs in the prior year. These decreases were offset by a $1.7 million increase in clinical expenses related to our L606 program and a $1.5 million increase in personnel expenses (including stock-based compensation) related to increased headcount.

Research and development expenses were $19.5 million for the six months ended June 30, 2024, compared to $23.0 million for the six months ended June 30, 2023. The decrease of $3.5 million or 15% was primarily due to a $10.0 million upfront license fee due to Pharmosa for the exclusive license in North America to develop and commercialize L606 recorded during the three months ended June 30, 2023. This decrease was offset by a $3.5 million increase in personnel expenses (including stock-based compensation) related to increased headcount and a $3.1 million increase in clinical expenses related to our L606 program.

General and Administrative Expenses

General and administrative expenses were $19.9 million for the three months ended June 30, 2024, compared to $9.2 million for the three months ended June 30, 2023. The increase of $10.7 million or 116% was primarily due to a $6.3 million increase in personnel expenses (including stock-based compensation) driven by higher headcount and expansion of our sales force in the fourth quarter of 2023, a $2.2 million increase in commercial and consulting expenses in preparation for the potential commercialization of YUTREPIA, and a $0.9 million increase in legal fees related to our ongoing YUTREPIA-related litigation.

General and administrative expenses were $40.2 million for the six months ended June 30, 2024, compared to $17.0 million for the six months ended June 30, 2023. The increase of $23.2 million or 136% was primarily due to a $12.2 million increase in personnel expenses (including stock-based compensation) driven by higher headcount and expansion of our sales force in the fourth quarter of 2023, a $4.5 million increase in commercial and consulting expenses in preparation for the potential commercialization of YUTREPIA, and a $4.0 million increase in legal fees related to our ongoing YUTREPIA-related litigation.

Other Income (Expense)

Total other expense, net was $0.7 million for both the three months ended June 30, 2024 and 2023. There was a $1.2 million increase in interest expense attributable to the higher borrowings under the RIFA as compared to the prior year and a $1.1 million increase in interest income attributable to higher money market balances.

Total other expense, net was $12.9 million for the six months ended June 30, 2024, compared with $3.2 million for the six months ended June 30, 2023. The increase of $9.7 million was primarily driven by a $9.2 million increase in loss on extinguishment of debt resulting from the Fourth Amendment to the RIFA, which was executed in January 2024, and a $2.6 million increase in interest expense attributable to the higher borrowings under the RIFA compared to the prior year. These increases were offset by a $2.1 million increase in interest income attributable to higher money market balances.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, the issuance of convertible notes, and revenue interest financing. Our principal uses of cash have been for working capital requirements and capital expenditures. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $133.1 million and $83.7 million, respectively. As of June 30, 2024, we had stockholders’ equity of $62.7 million and an accumulated deficit of $498.0 million.

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

Our primary uses of capital are, and we expect will continue to be, compensation and related personnel expenses, clinical costs, manufacturing process development costs, external research and development services, laboratory and related supplies, regulatory expenses, legal costs, administrative and overhead costs and repayments under the RIFA. We also expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution as we prepare to potentially receive regulatory approval for YUTREPIA. Our future funding requirements will be heavily determined by the timing of the potential commercialization of YUTREPIA, the indications, if any, for which YUTREPIA is approved and the resources needed to support the development of our product candidates. Based on our current plans, we expect that we will require additional capital. See Note 1 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for information regarding our ability to continue as a going concern.

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

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Six Months Ended
	June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(47,527)	$(14,021)
Investing activities	(1,914)	(607)
Financing activities	98,855	9,541
Net increase (decrease) in cash and cash equivalents	$49,414	$(5,087)

Operating Activities

Net cash used in operating activities increased $33.5 million to $47.5 million for the six months ended June 30, 2024 compared to $14.0 million for the six months ended June 30, 2023. The increase was primarily due to $27.8 million higher net loss adjusted for non-cash items and unfavorable working capital changes of $5.7 million.

Investing Activities

Net cash used in investing activities was $1.9 million for the six months ended June 30, 2024 compared to $0.6 million for the six months ended June 30, 2023. During both the six months ended June 30, 2024 and 2023, net cash used in investing activities related to property, plant and equipment purchases.

Financing activities

Net cash provided by financing activities was $98.9 million during the six months ended June 30, 2024, compared to $9.5 million during the six months ended June 30, 2023. During the six months ended June 30, 2024, we received $74.9 million net proceeds from the 2024 Private Placement, $25.0 million net proceeds from the RIFA, and $0.5 million from the issuance of common stock under stock incentive plans. These inflows were offset by $1.7 million in payments under the RIFA. During the six months ended June 30, 2023, we received $31.8 million net proceeds from the RIFA of which $22.2 million was used to repay our indebtedness to Silicon Valley Bank.

Contractual Obligations and Commitments

Milestone and Royalty Obligations

Under the UNC License Agreement, the Company is obligated to pay UNC royalties equal to a low single digit percentage of all net sales of drug products whose manufacture, use or sale includes any use of the technology or patent rights covered by the UNC License Agreement, including YUTREPIA.

In March 2012, we entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to our manufacturing capabilities during the term of the agreement. We agreed to pay future contingent milestones and royalties, totaling no more than $1.5 million, $0.2 million of which was accrued as of June 30, 2024.

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

In addition, we have entered into a multi-year supply agreement with LGM Pharma, LLC (“LGM”) to supply active pharmaceutical ingredients for YUTREPIA. Under our supply agreement with LGM, we are required to provide rolling forecasts, a portion of which will be considered a binding, firm order, subject to an annual minimum purchase commitment of $2.7 million for the term of the agreement. The agreement expires five years from the first marketing authorization approval of YUTREPIA.

As of June 30, 2024, we have non-cancelable commitments for product supply and manufacturing costs of approximately $3.5 million.

Lease Obligations

We have operating lease obligations including rental amounts due on leases of certain laboratory, manufacturing and office space and equipment under the terms of non-cancelable operating leases. These leases expire at various times through October 2026. Minimum operating lease payments are $0.6 million in the remaining six months of 2024, $1.4 million in 2025, and $1.2 million in 2026.

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

Prelaunch Inventory

We capitalize prelaunch inventory prior to receiving regulatory approval if regulatory approval and subsequent commercialization of a product is probable and we also expect future economic benefit from the sales of the product to be realized. Prior to this conclusion, we expense prelaunch inventory as research and development expense in the period incurred. For prelaunch inventory that is capitalized, we consider a number of specific facts and circumstances, including the product’s historical shelf life, the product's current status in the development and regulatory approval process, results from related clinical trials, results from meetings with relevant regulatory agencies prior to the filing of regulatory applications, potential obstacles to the approval process, viability of commercialization and market trends. In late 2023, based on our assessment of the legal and regulatory process related to YUTREPIA, we concluded that we met the criteria to capitalize expenditures for prelaunch inventory. We capitalized $7.2 million of prelaunch inventory as of June 30, 2024 and none as of December 31, 2023. We do not have an allowance for inventory obsolescence as of June 30, 2024. If either regulatory approval or market acceptance post-approval of YUTREPIA do not occur at all or on a timely basis prior to the inventory shelf-life expiration, we may be required to write-off some or all prelaunch inventory, which could affect our financial condition and financial results.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

For information on our legal proceedings, see Note 14 “Legal Proceedings” to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

The following is a summary of the principal risk factors described in this section:

●	We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. The future viability of our company will depend on our ability to fund future operations and capital requirements with potential sales of any approved product candidates and/or with additional capital from external financing.
●	We have a history of losses and our future profitability remains uncertain. Our net losses and significant cash used in operating activities have raised substantial doubt regarding our ability to continue as a going concern.
●	We are primarily dependent on the success of our product candidates, YUTREPIA and L606, and these product candidates may fail to receive final marketing approval (in a timely manner or at all) for some or all of the indications for which we are seeking approval or may not be commercialized successfully.
●	United Therapeutics has initiated multiple lawsuits against us in which it has claimed that YUTREPIA is infringing its patents, two separate lawsuits against us that we and a former United Therapeutics employee, who later joined us as an employee, conspired to misappropriate and use certain trade secrets and confidential information of United Therapeutics and engaged in unfair or deceptive trade practices, and a separate lawsuit against the FDA seeking to challenge the FDA’s acceptance of our amended NDA for YUTREPIA. United Therapeutics has sought injunctive relief in several of these lawsuits. These lawsuits, and other lawsuits that United Therapeutics may file in the future, may result in our company being further delayed in its efforts to commercialize YUTREPIA, may limit the indications for which YUTREPIA is approved or may result in substantial damage claims against us if we launch YUTREPIA and we are later found to infringe. Even where we have been successful in defending these lawsuits, outcomes could be overturned on rehearing or appeal.
●	Liquidia PAH does not hold the FDA regulatory approval for Treprostinil Injection, the RG Cartridge or pumps used to administer Treprostinil Injection and is dependent on Sandoz, Chengdu and the pump manufacturers to manufacture and supply Treprostinil Injection, the RG Cartridge and pumps used to administer Treprostinil Injection, respectively, in compliance with FDA requirements, and is more broadly dependent on their FDA and healthcare compliance relative to Treprostinil Injection, the RG Cartridge and the pumps used to administer Treprostinil Injection, respectively.
●	Treprostinil Injection is presently administered subcutaneously via Smiths Medical’s CADD-MS 3 infusion pump. Smiths Medical no longer manufactures the CADD-MS 3 infusion pump and has indicated its intention to discontinue service and maintenance of CADD-MS 3 infusion pumps. Although we believe that the quantity of CADD-MS 3 infusion pumps available will be sufficient to serve patients through 2025, the availability of such pumps may terminate earlier than anticipated. In the event the specialty pharmacies are unable to access sufficient quantities of operable pumps or in the event we are unable to identify or develop a new pump prior to the current pumps becoming unavailable, the commercial success of Treprostinil Injection may be adversely affected.
●	Sales of Treprostinil Injection are dependent on market acceptance of generic treprostinil for parenteral administration and the medical devices used for administration of Treprostinil Injection, including the Smiths Medical infusion pumps, any future pumps that we develop, and the RG Cartridge, by patients, health care providers and by third-party payors, while interactions with these persons and entities are subject to compliance requirements. The commercial success of Treprostinil Injection may also be impacted by increasing generic competition which may result in declining prices for Treprostinil Injection.
●	We expect that we will need further financing for our existing business and future growth, which may not be available on acceptable terms, if at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations. The failure to obtain further financing may also prevent us from capitalizing on other potential product candidates or indications which may be more profitable than YUTREPIA and/or L606 or for which there may be a greater likelihood of success.
●	We face significant competition from large pharmaceutical companies, among others, in developing our products and in gaining regulatory approval to bring them to market in time to achieve commercial success, and our operating results will suffer if we are unable to compete effectively, including if one or more such products have a superior product profile to YUTREPIA and/or L606.
●	Our financing facility with Healthcare Royalty Partners IV, L.P., or HCR, requires mutual agreement of both HCR and us in order to draw down on the facility. HCR may not agree to make additional advances pursuant to the facility. Failure to receive further funding from HCR may result in our having insufficient financing for our existing business plan. Our financing facility with HCR also contains operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in HCR taking possession and disposing of any collateral.
●	Our products may not achieve market acceptance or third-party payor coverage.
●	Our product candidates are based on proprietary, novel technology, which have not been used to manufacture any products that have been previously approved by the FDA, making it difficult to predict the time and cost of development and of subsequently obtaining final regulatory approval. In addition, we may experience unexpected challenges as we ramp up our manufacturing capacity to meet demand or during commercial manufacturing, which may result in our inability to supply sufficient quantities of product to meet demand.
●	Our business and operations may be adversely affected by the effects of health epidemics.
●	We may not be able to build a commercial operation, including establishing and maintaining marketing and sales capabilities or entering into agreements with third parties to market and sell our drug products.
●	We depend on third parties for clinical and commercial supplies, including single suppliers for the active ingredient, the device, encapsulation and packaging of YUTREPIA and single suppliers for the drug product and device for L606. In the event of any disruption in these supplies, our ability to develop and commercialize, and the timeline for commercialization of, YUTREPIA and/or L606 may be adversely affected.
●	We rely on third parties to conduct our preclinical studies and clinical trials.
●	We may become involved in litigation to protect our intellectual property, to enforce our intellectual property rights or to defend against claims of intellectual property infringement by third parties, which could be expensive, time-consuming and may not be successful.
●	We depend on skilled labor, and our business and prospects may be adversely affected if we lose the services of our skilled personnel, including those in senior management, or are unable to attract new skilled personnel.

●	We expect that the market price of our common stock may be volatile, and you may lose all or part of your investment.
●	As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the trading price of our shares.

Risks Related to our Financial Position and Need for Additional Capital

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. The future viability of our company will depend on our ability to fund future operations and capital requirements with potential sales of any approved product candidates and/or with additional capital from external financing.

We are subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations. We expect to incur significant expenses and may incur significant operating losses for the foreseeable future as we advance product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. We do not expect to generate significant revenue unless and until we are able to obtain marketing approval for and successfully commercialize one or more of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we would incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Even if our development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales. The future viability of our company will depend on our ability to fund future operations and capital requirements with potential sales of any approved product candidates and/or with additional capital from external financing. We may seek additional funding through public or private financings, debt financing or collaboration. Our inability to obtain funding, when needed, would have a negative impact on our financial condition and ability to pursue our business strategies.

We have a history of losses and our future profitability remains uncertain. Our net losses and significant cash used in operating activities have raised substantial doubt regarding our ability to continue as a going concern.

We have incurred net losses of $68.9 million during the six months ended June 30, 2024, and $78.5 million and $41.0 million during the years ended December 31, 2023 and 2022, respectively. We also had negative operating cash flows for each of these periods. As of June 30, 2024, we had an accumulated deficit of $498.0 million.

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

We expect that we will need to raise additional funds to meet our future funding requirements for the continued research, development and commercialization of our product candidates and technology. Our future funding requirements will be heavily determined by the timing of the potential commercialization of YUTREPIA and the resources needed to support development of our product candidates. In the event that funds generated from our operations are insufficient to fund our future growth, we may raise additional funds through the issuance of equity or debt securities or by borrowing from banks or other financial institutions. We cannot assure you that we will be able to obtain such additional financing on terms that are acceptable to us, or at all. Global and local economic conditions could negatively affect our ability to raise funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing, even if obtained, may be accompanied by restrictive covenants that may, among others, limit our ability to pay dividends or require us to seek consent for payment of dividends, or restrict our freedom to operate our business by requiring consent for certain actions.

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

We are using the net proceeds of our financing facility with HCR, the January 2024 Private Placement, our December 2023 public equity offering, the December 2023 Private Placement and prior public and private equity offerings to support the development and commercialization of YUTREPIA, including the potential commercial launch of YUTREPIA in the event of final FDA approval, the commercialization of Treprostinil Injection, the development and servicing of pumps for the administration of Treprostinil Injection, the development of L606, and for general corporate purposes. Our management has broad discretion in the application of such proceeds and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish cash flows available to service our obligations to HCR, cause the value of our equity to decline and delay the development of our product candidates. Pending their use, we may invest such proceeds in short-term, investment-grade, interest-bearing securities, which may not yield favorable returns.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change”, generally defined as a greater than 50.0% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. With the January 2024 Private Placement, our December 2023 public equity offering, the December 2023 Private Placement, our April 2022 public equity offering, our 2021 private placement, the closing of the RareGen acquisition in November 2020, our July 2020 public equity offering, our December 2019 private placement, issuances under our prior at-the-market facility, our March 2019 follow-on equity offering and our July 2018 initial public offering, as well as other past transactions, we may have already triggered an “ownership change” limitation. We have not completed a formal study to determine if any “ownership changes” within the meaning of IRC Section 382 have occurred. If “ownership changes” within the meaning of Section 382 of the Code have occurred, and if we earn net taxable income, our ability to use our net operating loss carryforwards and research and development tax credits generated since inception to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us and could require us to pay U.S. federal income taxes earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.

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

We are a late-stage clinical biopharmaceutical company with no history of commercial operations upon which you can evaluate our prospects other than the activities we have undertaken with respect to the Promotion Agreement with Sandoz. Drug product development involves a substantial degree of uncertainty. Our operations to date have been limited to engaging in promotional and nonpromotional activities under the Promotion Agreement with Sandoz, developing our PRINT technology, undertaking preclinical studies and clinical trials for our product candidates and collaborating with pharmaceutical companies, including GSK, to expand the applications for our PRINT technology through licensing as well as joint product development arrangements. We have not obtained final marketing approval for any of our product candidates and, accordingly, have not demonstrated an ability to generate revenue from our own pharmaceutical products or successfully overcome the risks and uncertainties frequently encountered by companies undertaking drug product development. Consequently, your ability to assess our business, financial condition and prospects may be significantly limited. Further, the net losses that we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Other unanticipated costs may also arise in connection with the development of our product candidates and commercialization of any approved products.

Liquidia PAH does not hold the FDA regulatory approval for Treprostinil Injection and is dependent on Sandoz to manufacture and supply Treprostinil Injection in compliance with FDA requirements, and is more broadly dependent on Sandoz’s FDA and healthcare compliance relative to Treprostinil Injection.

Sandoz holds the FDA approval, or the ANDA, for and controls Treprostinil Injection and is responsible among other things for the compliant manufacture, distribution, labeling, and advertising of Treprostinil Injection. As a result, we are dependent on Sandoz to manufacture and supply Treprostinil Injection, and are dependent on Sandoz for the continued FDA compliance of Treprostinil Injection. We do not have control over Sandoz’s compliance with laws and regulations applicable to drug manufacturers and ANDA holders (for example, applicable current good manufacturing practices, or cGMPs; FDA labeling, promotional labeling, and advertising requirements; pharmacovigilance and adverse event reporting; and other ongoing FDA reporting and submission requirements), nor over its compliance with healthcare compliance and fraud, waste, and abuse laws, or similar regulatory requirements and other laws and regulations, such as those related to environmental health and safety matters. In addition, we have no control over the ability of Sandoz to maintain adequate quality control, quality assurance and qualified personnel, or other personnel with roles related to the regulatory compliance of Treprostinil Injection and its labeling, promotion, and advertising or of Sandoz’s activities in relation to government healthcare programs. If the FDA or a comparable foreign regulatory authority finds deficiencies with the manufacture or quality assurance of Treprostinil Injection or identifies safety or efficacy concerns related to Treprostinil Injection, or if Sandoz otherwise is unable to comply with applicable laws, regulations and standards, Sandoz’s ability to manufacture, sell and supply Treprostinil Injection could be limited.

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

In addition, to administer Treprostinil Injection through subcutaneous injection, patients currently must use the CADD-MS 3 infusion pump manufactured by Smiths Medical. Smiths Medical no longer manufactures the CADD-MS 3 infusion pump and has indicated that they will no longer support the CADD-MS 3 infusion pump. Although we believe that the number of available CADD-MS 3 infusion pumps will be sufficient to serve patients through 2025, it is possible that the availability of CADD-MS 3 infusion pumps could end earlier. Due to this limitation in the availability of pumps, specialty pharmacies will limit the number of patients that they place on subcutaneous Treprostinil Injection therapy in order to ensure that patients placed on subcutaneous administration of Treprostinil Injection will not have to discontinue such treatment due to the unavailability of pumps. Until we are able to obtain a pump to replace the CADD-MS 3, the number of patients that can receive subcutaneous administration of Treprostinil Injection will continue to be constrained, which would continue to adversely affect sales of Treprostinil Injection.

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

Risks Related to the Commercialization of our Product Candidates and Generic Treprostinil Injection

United Therapeutics has initiated lawsuits against us in which it claims that YUTREPIA is infringing its patents and that we have misappropriated its trade secrets and confidential information and has initiated a lawsuit against the FDA challenging the FDA’s acceptance of our amended NDA for YUTREPIA for review, which may result in our company being further delayed in its efforts to commercialize YUTREPIA and may limit the indications for which YUTREPIA is approved.

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

In June 2020, United Therapeutics, as the holder of such patents, asserted a patent challenge directed to the ‘901 Patent and the ‘066 Patent by filing a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:20-cv-00755-RGA) (the“Original Hatch-Waxman Litigation”).

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

Trial proceedings in the Original Hatch-Waxman Litigation were held in March 2022. In August 2022, Judge Andrews, who was presiding over the Original Hatch-Waxman Litigation, issued an opinion that claims 1, 2, 3, 6 and 9 of the ‘066 Patent were invalid, that the remaining asserted claims of the ‘066 Patent were not infringed by us, and that all of the asserted claims of the ‘793 Patent were both valid and infringed by us, based on the arguments we presented in the Original Hatch-Waxman Litigation. In September 2022, Judge Andrews entered a final judgment in the Original Hatch-Waxman Litigation that incorporated the findings from his opinion and ordered that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the ‘793 Patent, which will be in 2027. Both we and United Therapeutics appealed Judge Andrews’ decision to the United States Court of Appeals for the Federal Circuit. On July 24, 2023, the United States Court of Appeals for the Federal Circuit affirmed Judge Andrews’ decision with respect to both the ‘066 Patent and the ‘793 Patent.

In March 2020, we filed a petition for inter partes review with the Patent Trial and Appeal Board, or the PTAB, of the USPTO with respect to the ‘901 Patent, seeking a determination that the claims in the ‘901 Patent are invalid. In October 2021, the PTAB issued a final written decision concluding that seven of the claims in the ‘901 patent were unpatentable, leaving only the narrower dependent claims 6 and 7, both of which require actual storage at ambient temperature of treprostinil sodium. In November 2021, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘901 patent. The rehearing request was denied in June 2022. In August 2022, United Therapeutics appealed the decision of the PTAB with respect to the ‘901 Patent to the United States Court of Appeals for the Federal Circuit. On June 27, 2024, the United States Court of Appeals for the Federal Circuit affirmed the PTAB’s decision with respect to the ‘901 patent.

In January 2021, we filed a petition with the PTAB for inter partes review of the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. In July 2022, the PTAB ruled in our favor, concluding that based on the preponderance of the evidence, all the claims of the ‘793 Patent have been shown to be unpatentable. In August 2022, United Therapeutics submitted a rehearing request with respect to the PTAB’s decision in the inter partes review of the ‘793 Patent. The rehearing request was denied in February 2023. In April 2023, United Therapeutics appealed the decision of the PTAB with respect to the ‘793 Patent to the United States Court of Appeals for the Federal Circuit. In December 2023, the United States Court of Appeals for the Federal Circuit affirmed the earlier decision by the PTAB, which found all claims of the ‘793 Patent to be unpatentable due to the existence of prior art cited by us in inter partes review proceedings. In January 2024, United Therapeutics filed a request for rehearing of the decision by the United States Court of Appeals for the Federal Circuit. The request for rehearing was denied on March 12, 2024. In June 2024, United Therapeutics filed a petition for a writ of certiorari to seek an appeal with the United States Supreme Court. In July 2024, the Company was asked to respond to United Therapeutics’ petition, with the response due on August 28, 2024. The petition remains pending and is expected to be considered in conference by the United States Supreme Court on September 30, 2024.

As a result of the decision by the United States Court of Appeals for the Federal Circuit with respect to the invalidity of the ‘793 Patent, in December 2023, we filed a motion for Judge Andrews to set aside the injunction he issued in the Original Hatch-Waxman Litigation. The motion was granted in March 2024, and the injunction on final approval by the FDA of YUTREPIA was set aside. United Therapeutics has appealed Judge Andrews’ decision to set aside the injunction to the Federal Circuit. Briefing in the appeal remains ongoing, and the Federal Circuit has scheduled oral argument for September 3, 2024.

In connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, we provided a new notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed a second complaint for patent infringement against us in the U.S. District Court for the District of Delaware (Case No. 1:23-cv-00975-RGA) (the “New Hatch- Waxman Litigation”), again asserting infringement by the Company of the ‘793 Patent. In November 2023, the U.S. Patent and Trademark Office (the USPTO) issued U.S. Patent No. 11,826,327, or the ‘327 Patent, entitled “Treatment for Interstitial Lung Disease”, to United Therapeutics. On November 30, 2023, United Therapeutics filed an amended complaint in the New Hatch-Waxman Litigation asserting infringement of the ‘327 Patent by the practice of YUTREPIA based on the amended NDA. In January 2024, we filed an answer, counterclaims and a partial motion to dismiss the claims related to the ‘793 Patent as a result of the decision by the United States Court of Appeals for the Federal Circuit to affirm the PTAB’s finding that the ‘793 patent is unpatentable. In February 2024, United Therapeutics stipulated to the dismissal of the claims in the New Hatch-Waxman Litigation related to the ‘793 Patent. In February 2024, United Therapeutics also filed a motion seeking a preliminary injunction to prevent us from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA for the treatment of PH-ILD. Briefing on the motion for preliminary injunction is ongoing, and the motion remains pending. Judge Andrews denied the motion for a preliminary injunction in May 2024. Discovery in the case remains ongoing.

Although we do not believe United Therapeutics is entitled to a new 30-month stay or a preliminary injunction in connection with the New Hatch-Waxman Litigation, it is possible that the Court could rule that a new mandatory 30- month delay has been triggered with respect to the approval of the 505(b)(2) NDA application or that a preliminary injunction is warranted.

In February 2024, United Therapeutics also filed a lawsuit against the FDA, challenging the FDA’s acceptance of our amended NDA for review (the “FDA Litigation”). In March 2024, United Therapeutics filed a motion for a temporary restraining order in the FDA Litigation, seeking to enjoin the FDA from approving our NDA for YUTREPIA with respect to the indication to treat PH-ILD. United Therapeutics’ motion was denied in March 2024. In May 2024, both we and the FDA filed motions to dismiss United Therapeutics’ complaint. Briefing on the motions to dismiss has been completed. Although we do not believe the arguments of United Therapeutics have merit, it is possible that the Court could rule that the FDA must reject the amendment to the YUTREPIA NDA to add PH-ILD to the label, in which case we may be required to later file a supplement to our NDA to add PH-ILD to the label. If we are required to file a supplement to add PH-ILD to the label for YUTREPIA, although we do not believe United Therapeutics would be entitled to a new 30-month stay, it is possible that the FDA or a Court could rule that a new mandatory 30-month delay has been triggered with respect to the supplement.

In addition, United Therapeutics may seek to assert newly issued patents against us, including U.S. Patent Number 11,723,887, and may seek to enjoin the FDA from granting final approval to YUTREPIA or enjoin us from launching YUTREPIA through one or more additional legal proceedings.

As a result of this litigation, we may be subject to significant delay and incur substantial additional costs in litigation before we are able to commercialize YUTREPIA, if at all. In addition, if United Therapeutics is successful in any of its appeals or requests for rehearing, we may be unable to commercialize YUTREPIA until the expiration of United Therapeutics’ patents, which could materially harm our business. For example, in the event the United States Supreme Court was to overturn or vacate the United States Court of Appeals for the Federal Circuit’s affirmance of the PTAB’s invalidation of the ‘793 Patent, it is possible that Judge Andrews could reinstitute his injunction in the Original Hatch-Waxman Litigation, which could either prevent the FDA from granting final approval for YUTREPIA for either PAH or PH-ILD or force the FDA to revoke any prior approval for YUTREPIA for such indications. Also, although United Therapeutics’ initial requests for injunctive relief have been denied, if United Therapeutics is successful in obtaining a preliminary injunction or temporary restraining order in the New Hatch-Waxman Litigation or the FDA Litigation, we could be limited to commercializing YUTREPIA only for the PAH indication for an extended time period.

In December 2021, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, alleging that we and Robert Roscigno (“Dr. Roscigno”), a former United Therapeutics employee, who later joined us as an employee many years after terminating his employment with United Therapeutics, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. In January 2024, Dr. Roscigno filed a motion for summary judgment on all claims, but the motion was denied in July 2024. In addition, in July 2024, the Company filed a motion for summary judgment with respect to all claims. Briefing on the Company’s motion is in process.

In May 2024, United Therapeutics filed a second complaint in the Superior Court in Durham County, North Carolina, against Dr. Roscigno, alleging that he breached prior employment agreements with United Therapeutics by failing to assign to United Therapeutics his interest in patents obtained by the Company that relied upon or benefitted from certain inventions, discoveries, materials, authorship, derivatives and results developed by Dr. Roscigno while he was employed by United Therapeutics. The Company was also named as a defendant in this new lawsuit. As part of the lawsuit, United Therapeutics alleges that Dr. Roscigno misappropriated certain intellectual property of United Therapeutics which led to the development of YUTREPIA. The complaint also seeks declaratory judgement such that all right, title and interest in and to any patentable or unpatentable inventions, discoveries, and ideas made or conceived by Dr. Roscigno while employed by the company should be assigned and transferred to United Therapeutics because they involved the use of United Therapeutics’ confidential information. On July 30, 2024, the Company filed a motion to dismiss all claims. Briefing on the motion is in progress.

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

We face significant competition from industry players worldwide, including large multi-national pharmaceutical companies, other emerging or smaller pharmaceutical companies, as well as universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as a larger research and development staff and more experience in manufacturing and marketing, than we do. As a result, these companies may obtain marketing approval for their product candidates more quickly than we are able to and/or be more successful in commercializing their products, including generic treprostinil products, than us. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaboration arrangements with large, established companies. We may also face competition as a result of advances in the commercial applicability of new technologies and greater availability of capital for investment in such technologies. Our competitors may also invest heavily in the discovery and development of novel drug products that could make our product candidates less competitive or may file FDA citizen petitions or other correspondence with the FDA, as United Therapeutics has recently done, which may delay the approval process for our product candidates. Furthermore, our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, pharmaceutical products that are easier to develop, more effective or less costly than any product candidates that we are currently developing or that we may develop. Our competitors may also succeed in asserting existing patents or developing new patents, including patents that may issue from patent applications that are currently being pursued by United Therapeutics, to which we do not have a license, in an attempt to prevent us from marketing our products. These competitors may also compete with us in recruiting and retaining qualified sales personnel.

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

We are also aware of several other agents in clinical development that are exploring mechanisms of action which, if approved, could impact the standard of care for treating PAH and/or PH-ILD in the United States, including programs from Merck & Co. Inc., and Gossamer Bio, Inc., among others.

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

One or more products that are competitive with YUTREPIA could also obtain approval for additional indications or broader conditions of use. These additional indications and broader conditions of use could be protected by one or more patents or regulatory exclusivities, preventing YUTREPIA from obtaining approval for the same indications or conditions of use. For instance, if Liquidia is prevented from launching or selling YUTREPIA for the treatment of PH-ILD in connection with the patent litigation related to the ‘327 patent or the lawsuit that United Therapeutics filed against the FDA, Tyvaso and Tyvaso DPI would have broader labels than YUTREPIA. In addition, United Therapeutics is currently studying Tyvaso for the treatment of idiopathic pulmonary fibrosis, an indication for which it has received an orphan drug designation. Thus, even if YUTREPIA is approved, such competitive products could have a broader label than the initial label for YUTREPIA. If YUTREPIA has a narrower label than other competitive products, it may affect our ability to compete with such products.

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

Our products may not achieve market acceptance or adequate third-party payor coverage.

We are currently focused on developing drug products that can be approved under abbreviated regulatory pathways in the United States, such as the 505(b)(2) regulatory pathway, which allows us to rely on existing knowledge of the safety and efficacy of the relevant reference listed drugs to support our applications for approval in the United States. While we believe that it will be less difficult for us to convince physicians, patients and other members of the medical community to accept and use our drug products as compared to entirely new drugs, our drug products may nonetheless fail to gain sufficient market acceptance by physicians, patients, other healthcare providers and third-party payors. If any of our drug products fail to achieve sufficient market acceptance or third-party payor coverage, we may not be able to generate sufficient revenue to become profitable. The degree of market acceptance and third-party payor coverage of our drug products, if and when they are approved for commercial sale, will depend on a number of factors, including but not limited to:

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

If our drug products, if and when approved, fail to receive a sufficient level of market acceptance or sufficient third-party payor coverage, our ability to generate revenue from sales of our drug products will be limited, and our business and results of operations may be materially and adversely affected.

We may not be able to build a commercial operation, including establishing and maintaining marketing and sales capabilities or entering into agreements with third parties to market and sell our drug products.

In order to market and sell any of our drug products, if and when approved, we will be required to build our marketing and sales capabilities with respect to such products. With the acquisition of Liquidia PAH, we acquired a sales force to market generic treprostinil in accordance with the Promotion Agreement. In addition, during 2023, we significantly increased the size of our sales force in anticipation of a potential launch of YUTREPIA. However, if we experience continued delays in the approval of YUTREPIA, we may be unable to retain our sales force. Moreover, we cannot assure you that we will be successful in further building or effectively managing our marketing and sales capabilities or be able to do so in a cost-effective manner. In addition, we may enter into collaboration arrangements with third parties to market our drug products. We may face significant competition for collaborators. In addition, collaboration arrangements may be time-consuming to negotiate and document. We cannot assure you that we will be able to negotiate collaborations for the marketing and sales of our drug products on acceptable terms, or at all. Even if we do enter into such collaborations, we cannot assure you that our collaborators will be successful in commercializing our products. If we or our collaborators are unable to successfully commercialize our drug products, whether in the United States or elsewhere, our business and results of operations may be materially and adversely affected.

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

Our business is exposed to the risk of product liability and other liability risks that are inherent in the development, manufacture, clinical testing, commercialization and marketing of pharmaceutical products. These risks exist even if a product is approved for commercial sale by the FDA or comparable regulatory authorities in other countries and manufactured in licensed facilities. Our current product candidates, YUTREPIA and L606, and Treprostinil Injection are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products could result in injury to a patient or even death.

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

Our insurance may not provide adequate coverage against our potential liabilities. Furthermore, we, our collaborators or our licensees may not be able to obtain or maintain insurance on acceptable terms, or at all. Our inability to obtain sufficient product liability insurance at an acceptable cost and/or scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with our collaborators. The market for insurance coverage is increasingly expensive, and the costs of insurance coverage will increase as our clinical programs and commercialization efforts increase in size. In addition, our collaborators or licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have sufficient assets to satisfy any product liability claims. To the extent that they are uninsured or uninsurable, claims or losses that may be suffered by us, our collaborators or our licensees may have a material and adverse effect on our financial condition and results of operations.

Any claims against us, regardless of their merit, could severely harm our financial condition, strain our management and other resources, adversely affect or eliminate the prospects for commercialization or sales of a product that is the subject of any such claim, and could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

Risks Related to the Development and Regulatory Approval of our Product Candidates

We are primarily dependent on the success of our product candidate, YUTREPIA, for which we received tentative approval from the FDA, and this product candidate may fail to receive final marketing approval (in a timely manner or at all), may fail to receive approval for one or more indications for which we have sought approval or may not be commercialized successfully.

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

We received tentative approval of our NDA for YUTREPIA for the treatment of PAH in November 2021. However, our receipt of tentative approval does not mean that we will receive final approval of our NDA for YUTREPIA in a timely manner or at all or that we will receive approval for other indications, such as PH-ILD. However, United Therapeutics has invested considerable time and resources in an effort to block final approval of YUTREPIA, and expectations related to final FDA approval and projected product launch timelines are impacted by ongoing litigation following lawsuits filed by United Therapeutics. For instance, Judge Andrews issued an order in the Original Hatch-Waxman Litigation enjoining the FDA from issuing a final approval for the YUTREPIA NDA until the expiration of the ‘793 Patent in 2027. While Judge Andrews set aside the injunction after a December 2023 decision by the United States Court of Appeals for the Federal Circuit affirming an earlier decision by the PTAB to invalidate all claims of the ‘793 Patent, United Therapeutics has appealed Judge Andrews’ decision to set aside the injunction. In the event such appeal or United Therapeutics’ appeal to the United States Supreme Court of the decision invalidating the ‘793 Patent are successful, Judge Andrews may reinstitute the injunction, in which case the final approval of YUTREPIA may be blocked or, if it has already been granted, revoked. Furthermore, in connection with an amendment to our NDA filed on July 24, 2023 to add PH-ILD as an indication for YUTREPIA, we provided a new notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed the New Hatch-Waxman Litigation, again asserting infringement by the Company of the ‘793 Patent, which lawsuit was amended on November 30, 2023, to add claims asserting infringement of the ‘327 Patent. Although the claims related to the ‘793 Patent were subsequently withdrawn, in February 2024, United Therapeutics also filed a motion seeking a preliminary injunction to prevent us from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA for the treatment of PH-ILD. That motion for preliminary injunction was denied, but United Therapeutics may still seek injunctive relief in the future. In February 2024, United Therapeutics also commenced the FDA Litigation, seeking to enjoin the FDA from approving our NDA for YUTREPIA with respect to the indication to treat PH-ILD. Although we do not believe United Therapeutics is entitled to any injunction or temporary restraining order in the New Hatch-Waxman Litigation or the FDA Litigation, it is possible that the Court could rule that the FDA must reject the amendment to the YUTREPIA NDA to add PH-ILD to the label or that, even if YUTREPIA has launched for both PAH and PH-ILD, the Company must remove PH-ILD from the label for YUTREPIA.

In addition, a drug product that is granted tentative approval, like YUTREPIA, may be subject to additional review before final approval, particularly if tentative approval was granted more than three years before the earliest lawful approval date. The FDA’s tentative approval of YUTREPIA for the treatment of PAH was based on information available to FDA at the time of the tentative approval letter (i.e., information in the application and the status of current good manufacturing practices of the facilities used in the manufacturing and testing of the drug product) and is therefore subject to change on the basis of new information that may come to FDA’s attention. For instance, United Therapeutics recently filed a citizen petition related to the supplier of the active pharmaceutical ingredient for YUTREPIA in an attempt to prevent or delay the approval of YUTREPIA. It is possible that the issues raised in the citizen petition could delay the completion of FDA’s review of the NDA for YUTREPIA. In addition, the FDA has not yet issued even tentative approval for YUTREPIA for the treatment of PH-ILD, which remains under review. A new drug product may not be marketed until the date of final approval.

Expectations for YUTREPIA and/or L606 also may be impacted by competing products, including Tyvaso® DPI. See Item 1A. Risk Factors—We face significant competition from large pharmaceutical companies, among others, in developing our products and in gaining regulatory approval to bring them to market in time to achieve commercial success, and our operating results will suffer if we are unable to compete effectively.

We cannot assure you that we will receive final marketing approval for YUTREPIA or L606 or, even if we do receive final marketing approval, the indications for which they will be approved. The FDA or comparable regulatory authorities in other countries may delay, limit or deny final approval of our product candidate for various reasons. For example, such authorities may disagree with the design, scope or implementation of our clinical trials, or with our interpretation of data from our preclinical studies or clinical trials. Further, there are numerous FDA personnel assigned to review different aspects of an NDA, and uncertainties can be presented by their ability to exercise judgment and discretion during the review process. During the course of review prior to final approval, the FDA may request or require additional preclinical, clinical, chemistry, manufacturing, and control (CMC) or other data and information or conduct additional inspections. If any additional issues were identified in such information requests or inspections or if FDA determines that we failed to include required CMC information in the NDA for our products, including YUTREPIA, we may be delayed in obtaining final approval or may be unable to obtain final approval. Furthermore, responses to FDA’s requests may be time-consuming and expensive. Status as a combination product, as is the case for YUTREPIA and L606, may complicate or delay the FDA review process. Product candidates that the FDA deems to be combination products, such as YUTREPIA and L606, or that otherwise rely on innovative drug delivery systems, may face additional challenges, risks and delays in the product development and regulatory approval process. Additionally, the FDA could delay approval of YUTREPIA and/or L606 even if approvable after completing its review. For example, if a competing product comprised of an inhaled dry-powder formulation of treprostinil, such as Tyvaso DPI, is granted regulatory exclusivity, that could delay the final approval of YUTREPIA until said exclusivity expires. Moreover, the applicable requirements for approval may differ from country to country. It is also possible that recent decisions by the United States Supreme Court, eliminating court deference to decisions by administrative agencies, may delay any final decisions from the FDA as it considers how to implement this new ruling into its decision-making process.

If we successfully obtain marketing approvals for YUTREPIA and/or L606, we cannot assure you that they will be commercialized in a timely manner or successfully, or at all. For example, even if such products are approved by the FDA, they may not achieve a sufficient level of market acceptance or third-party payor coverage, or we may not be able to effectively build our marketing and sales capabilities or scale our manufacturing operations to meet commercial demand. The successful commercialization of YUTREPIA and L606 will also, in part, depend on factors that are beyond our control. Therefore, we may not generate significant revenue from the sale of such products, even if approved. Any delay or setback we face in the commercialization of YUTREPIA and/or L606 may have a material and adverse effect on our business and prospects, which will adversely affect your investment in our company.

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

●	the FDA or comparable regulatory authorities may, for a variety of reasons, take the view that the data collected from our preclinical and clinical trials and human factors testing, or data that we otherwise submit or reference to support an application, are not sufficient to support approval of a product candidate;

●	the FDA or comparable regulatory authorities in other countries may ultimately conclude that our manufacturing processes or facilities or those of our third-party manufacturers do not sufficiently demonstrate compliance with cGMP to support approval of a product candidate, that the drug CMC data or device biocompatibility data for our product candidates otherwise do not support approval or that additional CMC data or information for our product candidates must be submitted for review;

●	we may be unable to demonstrate to the satisfaction of the FDA or comparable regulatory authorities in other countries that our product candidate is safe and effective for its proposed indication, or that its clinical and other benefits outweigh its safety risks;

●	the approval policies of the FDA or comparable regulatory authorities in other countries may change in a manner that renders our data insufficient for approval.

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

Patient enrollment may be affected by a variety of factors, including, among others:

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

The FDA may require us to perform additional clinical trials to support any change from the reference listed drug, which could be time-consuming and substantially delay our receipt of marketing approval. Also, as has been the experience of others in our industry, our competitors may file citizen petitions or other correspondence with the FDA or lawsuits against the FDA to contest approval of our NDA, which may delay or even prevent the FDA from approving any NDA that we submit under the 505(b)(2) regulatory pathway. For instance, United Therapeutics has a lawsuit against the FDA and recently filed a citizen petition in an attempt to prevent or delay the approval of YUTREPIA. If an FDA decision or action relative to our product candidate, or the FDA’s interpretation of Section 505(b)(2) more generally, is successfully challenged, it could result in delays or even prevent the FDA from approving a 505(b)(2) application for our product candidates or for certain indications for our product candidates. Even if we are able to utilize the 505(b)(2) regulatory pathway, a drug approved via this pathway may be subject to the same post-approval limitations, conditions and requirements as any other drug.

In addition, we may face Hatch-Waxman litigation in relation to our NDAs submitted under the 505(b)(2) regulatory pathway, which may further delay or prevent the approval of our product candidates. The pharmaceutical industry is highly competitive, and 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a 505(b)(2) NDA. If the previously approved drugs referenced in an applicant’s 505(b)(2) NDA are protected by patent(s) listed in the Orange Book, the 505(b)(2) applicant is required to make a claim after filing its NDA or certain types of amendments to its NDA that each such patent is invalid, unenforceable or will not be infringed. The patent holder may thereafter bring suit for patent infringement, which will trigger a mandatory 30-month delay (or the shorter of dismissal of the lawsuit or expiration of the patent(s)) in approval of the 505(b)(2) NDA application. In addition, in the event the court in any such lawsuit finds that any claims of any of the asserted patents are both valid and infringed, the court would likely issue an injunction prohibiting approval of the product at issue until the expiration of the patent(s) found to have been infringed. For example, the YUTREPIA NDA was filed under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. Under the Hatch-Waxman Act, as a result of the litigation commenced by United Therapeutics in June 2020, the FDA was automatically precluded from approving the YUTREPIA NDA for up to 30 months. In August 2022, prior to the expiration of the 30-month stay, the Court found that the asserted claims of one of the patents, the ‘793 Patent, were both valid and infringed by the Company and ordered that the effective date of any final approval by the FDA of YUTREPIA shall be a date which is not earlier than the expiration date of the ‘793 Patent. In December 2023, the United States Court of Appeals for the Federal Circuit affirmed the earlier decision by the PTAB, which found all claims of the ‘793 Patent to be unpatentable due to the existence of prior art cited by us in inter partes review proceedings. As a result of this decision by the United States Court of Appeals for the Federal Circuit with respect to the invalidity of the ‘793 Patent, in December 2023, we filed a motion for Judge Andrews to set aside the injunction he issued in the Original Hatch-Waxman Litigation. The motion was granted in March 2024, and the injunction on final approval by the FDA of YUTREPIA was set aside. However, United Therapeutics has appealed Judge Andrews’ decision to set aside the injunction to the Federal Circuit.

Also, in connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, we provided a new notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed the New Hatch-Waxman Litigation, again asserting infringement by the Company of the ‘793 Patent, which lawsuit was amended on November 30, 2023, to add claims asserting infringement of the ‘327 Patent. In February 2024, United Therapeutics filed a motion seeking a preliminary injunction to prevent us from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA for the treatment of PH-ILD. Although the motion for preliminary injunction was denied, United Therapeutics may still seek injunctive relief and other remedies.

In addition, United Therapeutics may seek to assert newly issued patents against us, including U.S. Patent Number 11,723,887, and may seek to enjoin the FDA from granting final approval to YUTREPIA or enjoin us from launching YUTREPIA.

It is also not uncommon for a manufacturer of an approved product, such as United Therapeutics, to file a citizen petition or other correspondence with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products or to take other actions, such as engaging in litigation with the FDA to enjoin approval of a competing product. If successful, such petitions, correspondence or litigation can significantly delay, or even prevent, the approval of the new product. For example, United Therapeutics is currently pursuing litigation under the Administrative Procedures Act, seeking to require the FDA to reject our amendment to the YUTREPIA NDA to add PH-ILD to the label. In addition, United Therapeutics recently filed a citizen petition related to the supplier of the active pharmaceutical ingredient for YUTREPIA in an attempt to prevent or delay the approval of YUTREPIA. Even if the FDA ultimately denies the petition and prevails in such litigation, the FDA may substantially delay approval while it considers and responds to the petition or correspondence and is engaged in litigation or the FDA may be temporarily enjoined by a court from granting approval until the court has ruled on United Therapeutics’ requests.

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

In addition, Smiths Medical has indicated that they will no longer support the CADD MS-3. Although we believe that the number of available CADD-MS 3 infusion pumps will be sufficient to continue serving patients through the end of 2025, we are relying upon Mainbridge for the development of new pumps for the subcutaneous administration of Treprostinil Injection to replace the CADD MS-3. If we are unable to identify options to maintain the availability of the existing CADD MS-3 pumps until the new pumps are cleared by the FDA, sales of Treprostinil Injection may be adversely affected.

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

In addition, in connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, a new notice of the paragraph IV certification was provided to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, United Therapeutics filed the New Hatch-Waxman Litigation, in which it sought a preliminary injunction. While the motion for a preliminary injunction was denied, United Therapeutics may still seek injunctive relief in the New Hatch-Waxman Litigation. Although we do not believe United Therapeutics is entitled to a preliminary injunction in connection with the New Hatch-Waxman Litigation, it is possible that the Court could enjoin us from commercializing YUTREPIA for the treatment of PH-ILD.

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

Our commercial success depends, in large part, on our ability to obtain and maintain patent protection and trade secret protection in the United States and elsewhere in respect of our product candidates and PRINT technology. If we fail to adequately protect our intellectual property rights, our competitors may be able to erode, negate or preempt any competitive advantage we may have. To protect our competitive position, we have filed and will continue to file for patents in the United States and elsewhere in respect of our product candidates and PRINT technology. The process of identifying patentable subject matter and filing a patent application is expensive and time-consuming. We cannot assure you that we will be able to file the necessary or desirable patent applications at a reasonable cost, in a timely manner, or at all. Further, since certain patent applications are confidential until patents are issued, third parties may have filed patent applications for subject matter covered by our pending patent applications without us being aware of such applications, and our patent applications may not have priority over patent applications of others. In addition, we cannot assure you that our pending patent applications will result in patents being obtained. Once published, all patent applications and publications throughout the world, including our own, become prior art to our new patent applications and may prevent patents from being obtained or interfere with the scope of patent protection that might be obtained. The standards that patent offices in different jurisdictions use to grant patents are not always applied predictably or uniformly and may change from time to time.

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

Questions may also arise as to the ownership of our patents. For instance, in May 2024, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, in which it is seeking declaratory judgement such that all right, title and interest in and to any patentable or unpatentable inventions, discoveries, and ideas made or conceived by Dr. Roscigno while employed by the Company should be assigned and transferred to United Therapeutics because they involved the use of United Therapeutics’ confidential information. If successful, United Therapeutics could obtain an ownership interest in our patents, which may either limit our ability to prevent United Therapeutics from using out patented inventions or even allow United Therapeutics to prevent us from using our own patented inventions.

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

We have entered and may, in the future, enter into license agreements with third parties to license the rights to use their technologies in our research, development and commercialization activities. License agreements generally impose various diligence, milestone payment, royalty, insurance and other obligations on us, and if we fail to comply with these obligations, our licensors may have the right to terminate these license agreements. Termination of these license agreements or the reduction or elimination of our licensed rights or the exclusivity of our licensed rights may have an adverse impact on, among others, our ability to develop and commercialize our product candidates. We cannot assure you that we will be able to negotiate new or reinstated licenses on commercially acceptable terms, or at all.

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

The manufacturing process for our products is complex, due in part to strict regulatory requirements. A failure of our quality control systems in our facilities or those of our CMOs could cause problems to arise in connection with facility operations for a variety of reasons, including equipment malfunction, viral contamination, failure to follow specific manufacturing instructions, protocols and standard operating procedures, problems with raw materials or environmental factors. Such problems could affect production of a single batch or a series of batches, requiring the destruction of products, or could halt manufacturing operations altogether. For instance, as we scale up the manufacture of YUTREPIA, we are adjusting the speed and temperature at which our blister packs are sealed to reduce the risk of the product being exposed to moisture. Our failure to meet required quality standards may result in our failure to timely deliver products to our customers in sufficient quantities to meet demand, which in turn could damage our reputation for quality and service. Any such incident could, among other things, lead to increased costs, lost revenue, damage to our reputation and relationships with patients, health care providers and third-party payors, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches. With respect to our commercial manufacturing, if problems are not discovered before the product is released to the market, we may be subject to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, civil sanctions, including monetary sanctions, and criminal actions. In addition, such issues could subject us to litigation, the cost of which could be significant.

Our operations are concentrated in Morrisville, North Carolina and interruptions affecting us or our suppliers due to natural disasters or other unforeseen events could materially and adversely affect our operations.

Most of our current operations are concentrated in Morrisville, North Carolina. In addition, our inventory is warehoused in a limited number of locations. A fire, flood, hurricane, earthquake or other disaster or unforeseen event resulting in significant damage to our facilities or to inventory held by us could significantly disrupt or curtail or require us to cease our operations. It would be difficult, costly and time- consuming to transfer resources from one facility to another, to repair or replace our facility or to replace inventory in the event that it is significantly damaged. In addition, our insurance may not be sufficient to cover all of our losses and may not continue to be available to us on acceptable terms, or at all. In addition, if one of our suppliers experiences a similar disaster or unforeseen event, we could face significant loss of our inventory and significant delays in obtaining our supplies or be required to source supplies from an alternative supplier and may incur substantial costs as a result. Any significant uninsured loss, prolonged or repeated disruption to operations or inability to operate, experienced by us or by our suppliers, could materially and adversely affect our business, financial condition and results of operations.

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

Our ability to continue our operations and manage our potential future growth depends on our ability to hire and retain suitably skilled and qualified employees, including those in senior management, in the long-term. Due to the specialized nature of our work, there is a limited supply of suitable candidates. We compete with other biotechnology and pharmaceutical companies, educational and research institutions and government entities, among others, for research, technical, clinical and sales and marketing personnel. In addition, in order to manage our potential future growth effectively, we will need to improve our financial controls and systems and, as necessary, recruit sales, marketing, managerial and finance personnel. The loss of the services of members of our sales team could seriously harm our ability to successfully implement our business strategy. If we are unable to attract and retain skilled personnel, including in particular Roger Jeffs, our Chief Executive Officer, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, our business and prospects may be materially and adversely affected.

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

As of August 1, 2024, 76,793,694 shares of our Common Stock were outstanding, of which 66,790,209 shares of Common Stock, or 87.0% of our outstanding shares as of August 1, 2024, are freely tradable without restriction or further registration under the Securities Act, provided however, some of these shares are held by persons deemed to be “affiliates” under the Securities Act, including our officers and directors, as well as our principal stockholders, and may not be sold except: (i) in compliance with Rule 144 under the Securities Act or (ii) pursuant to any other applicable exemption under the Securities Act. The remaining 10,003,485 shares held by our stockholders as of August 1, 2024 have not been registered under the Securities Act and may be only be sold (i) pursuant to an effective registration statement under the Securities Act covering the sale of those shares, (ii) in compliance with Rule 144 under the Securities Act or (iii) pursuant to any other applicable exemption under the Securities Act.

Shares issued upon purchase under the employee stock purchase plan or upon the exercise of stock options or vesting of restricted stock units outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act. We have registered the offer and sale of all shares of Common Stock that we may issue under our equity compensation plans, including the employee stock purchase plan.

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

The trading prices of the securities of pharmaceutical and biotechnology companies have been highly volatile. As such, the trading price of our Common Stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our Common Stock may be influenced by many factors, including:

●	results of any clinical trials of any product candidate we may develop, including L606, or those of our competitors;

●	the success of Sandoz’s Treprostinil Injection to which we have commercial rights pursuant to the Promotion Agreement;
●	the market acceptance of the RG Cartridge for the subcutaneous administration of Treprostinil Injection;
●	whether Mainbridge is able to complete the development of a new pump for the subcutaneous administration of Treprostinil Injection and obtain FDA clearance on a timely basis or at all;
●	our cash resources;
●	the approvals or success of competitive products or technologies;
●	potential approvals of any product candidate we may develop, including YUTREPIA and L606, for marketing by the FDA or equivalent foreign regulatory authorities (and, if approved, the scope of the indications for which such product candidates are approved) or any failure to obtain such approvals;
●	our involvement in significant lawsuits, such as stockholder litigation, litigation involving the FDA, including the FDA Litigation, or litigation related to intellectual property, including inter partes review proceedings and Hatch-Waxman litigation with originator companies or others which may hold patents, including the ongoing litigation in connection with the patents, trade secrets and confidential information that United Therapeutics has asserted against us;
●	regulatory or legal developments in the United States and other countries;
●	the results of our efforts to commercialize any product candidate we may develop, including YUTREPIA and L606, in the event we receive final approval from the FDA;
●	developments or disputes concerning patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 39.0% of our capital stock as of August 1, 2024. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of our board of directors (the “Board”), and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

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

We are a “smaller reporting company” as defined under Rule 12b-2 of the Exchange Act. As of December 31, 2023, we are no longer an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012. As a smaller reporting company, we may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our Common Stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and our Common Stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. Based on the closing price of our common stock on June 30, 2024, we will remain a smaller reporting company through at least the end of 2025. To the extent we take advantage of any reduced disclosure obligations, it may make it harder for investors to analyze the Company’s results of operations and financial prospectus in comparison with other public companies.

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

If investors consider our Common Stock less attractive as a result of our election to use the scaled- back disclosure permitted for smaller reporting companies, there may be a less active trading market for our Common Stock and our share price may be more volatile.

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

Our business and operations may be adversely affected by the effects of health epidemics.

Our business and operations could be adversely affected by health epidemics in regions where we have offices, manufacturing facilities, concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of clinical trial sites, contract manufacturers or suppliers and contract research organizations upon whom we rely.

The extent to which health epidemics impact our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Quarterly Report on Form 10-Q, such as the severity and duration of future outbreaks, the duration and effect of business disruptions and the short-term effects, the administration, availability and efficacy of vaccination programs and the ultimate effectiveness of travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat any such health epidemic. These impacts could adversely affect our business, financial condition, results of operations and growth prospects.

In addition, to the extent any health epidemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section and the “Risk Factors” sections of the documents incorporated by reference herein.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability. Changes and instability in global economic conditions and geopolitical matters could have a material adverse effect on our business, financial condition and results of operations.

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

The U.S. political and economic environment could materially impact our business operations and financial performance, and uncertainty surrounding the potential legal, regulatory and policy changes by a new U.S. presidential administration may directly affect us and the global economy.

The political and economic environment in the U.S. and elsewhere has resulted in and will continue to result in some uncertainty. Changing regulatory policies because of the changing political environment could impact our regulatory and compliance costs and future revenues, all of which could materially and adversely affect our business, financial condition and operating results. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital and our stock price.

Further, a change in the U.S. presidential administration and congressional seat turnover following the 2024 election cycle may result in increased regulatory and economic uncertainty. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the level of oversight and focus on the pharmaceutical industry; however, the nature, timing and economic and political effects of such potential changes remain highly uncertain. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, financial condition and results of operations.

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

Recently enacted and future legislation and other legal developments may increase the difficulty and cost for us to obtain marketing approval of and commercialize our products and product candidates and affect the prices we may obtain.

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

Among the provisions of the ACA of importance to our product candidates are the following:

●	establishment of a new pathway for approval of lower-cost biosimilars to compete with biologic products;
●	an annual, nondeductible fee payable by any entity that manufactures or imports specified branded prescription drugs and biologic agents;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices;
●	extension of manufacturers’ Medicaid rebate liability;
●	expansion of eligibility criteria for Medicaid programs;
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare.

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

Further, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ Medicaid Drug Rebate Program rebate liability is capped at 100% of the average manufacturer price for a covered outpatient drug. We expect that other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to price our products at what we consider to be a fair or competitive price, generate revenue, attain profitability, or commercialize our product candidates, if approved.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Individual states in the United States have become increasingly active in implementing regulations designed to contain pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. In response to the executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our ability to price our products appropriately, which could negatively impact our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

There is also a great degree of uncertainty regarding how the recent U.S. Supreme Court decisions, including Loper Bright Enterprises v. Raimondo, 603 U.S. ___ (2024) and Corner Post, Inc. v. Board of Governors of the Federal Reserve System, 603 U.S. ___ (2024), will impact FDA’s enforcement and decision-making authority. Loper Bright explicitly overturned Chevron deference, which previously gave judicial deference to administrative action by agencies in the executive branch. United Therapeutics has raised the U.S. Supreme Court’s abolishment of Chevron deference as a rationale for overturning PTAB’s invalidation of the ‘793 Patent. Further, the Supreme Court’s decision in Corner Post may result in challenges to FDA decisions by new litigants long into the future, resulting in greater uncertainty about our continued operations.

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

If our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, drug supply chain security surveillance and tracking, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and comparable requirements outside of the United States. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. Any regulatory approvals that we may receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post- marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. We will also be required to report certain adverse reactions and production problems, if any, to the FDA or other regulatory agencies and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have FDA or other regulatory agency approval. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our product candidates in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a clinical study could result in the withdrawal of marketing approval. Furthermore, any new legislation addressing drug safety issues could result in delays in product development or commercialization or increased costs to assure compliance. Foreign regulatory authorities impose similar requirements. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

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

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

During the three months ended June 30, 2024, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K).

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Document
3.1

Certificate of Second Amendment of Certificate of Incorporation of Liquidia Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2024).

10.1

Liquidia Corporation Amended and Restated Executive Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 14, 2024).

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

DATE: August 7, 2024

LIQUIDIA CORPORATION
By:	/s/ Roger A. Jeffs, Ph.D.
Roger A. Jeffs, Ph.D.
Chief Executive Officer

DATE: August 7, 2024

LIQUIDIA CORPORATION
By:	/s/ Michael Kaseta
Michael Kaseta
Chief Operating Officer and Chief Financial Officer