Form 10-Q
period 2024-09-30
Liquidia Corp
filed 2024-11-13
CIK 1819576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended September 30, 2024

or

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

As of October 30, 2024, there were 84,636,621 shares of the registrant’s common stock outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Quarterly Report. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates, including the potential for, and timing regarding, final approval by the FDA (as defined below) of and our ability to commercially launch YUTREPIA, including the potential impact of regulatory review, approval, and exclusivity developments which may occur for competitors, and the scope of any such approvals and the indications for which we receive approval;
●	the timeline or outcome related to our patent litigation with United Therapeutics that was filed in the U.S. District Court for the District of Delaware, our litigation with United Therapeutics that was filed in the Superior Court for Durham County, North Carolina, the lawsuit we filed against the FDA in the U.S. District Court for the District of Columbia, including the cross claims filed by United Therapeutics in that action, or any future litigation with United Therapeutics or any other third-party, including any related rehearings or appeals;
●	the timing and our business partners’ ability to obtain and maintain regulatory clearance for the infusion pump that we are developing with Sandoz (as defined below) and Mainbridge (as defined below);
●	the timing and our ability to obtain and maintain regulatory approval for L606, an investigational, liposomal formulation of treprostinil that we licensed from Pharmosa (as defined below);
●	our ability to continue operations as a going concern without obtaining additional funding;
●	our expectations regarding the size of the patient populations, market acceptance, third-party payor coverage and opportunity for those drug products that we commercialize in collaboration with third parties, including Sandoz’s first-to-file fully substitutable generic treprostinil injection;
●	the availability and market acceptance of medical devices and components of medical devices used to administer our drug products and drug products that we commercialize with third parties, including ICU Medical’s CADD-MS 3 infusion pump, the RG 3ml Medication Cartridge that we developed in collaboration with Chengdu Shifeng Medical Technologies LTD. used for the subcutaneous administration of Sandoz’s generic treprostinil injection, ICU Medical’s CADD Legacy and CADD-Solis infusion pumps used for the intravenous administration of Sandoz’s generic treprostinil injection, the infusion pump that we are developing with Sandoz and Mainbridge for the subcutaneous administration of Sandoz’s generic treprostinil injection, Plastiape’s RS00 Model 8 dry powder inhaler, which we plan to use for the administration of YUTREPIA, and any devices used for the administration of L606;
●	our ability to satisfy the covenants contained in the RIFA (as defined below);
●	our ability to retain, attract and hire key personnel;
●	prevailing economic, market and business conditions;
●	our ability to predict, foresee, and effectively address or mitigate future developments resulting from health epidemics or other global shutdowns, which could include a negative impact on the availability of key personnel, the temporary closure of our facility or the facilities of our business partners, suppliers, third-party service providers or other vendors, or delays in payments or purchasing decisions, or the interruption of domestic and global supply chains, the economy and capital or financial markets;
●	the cost and availability of capital and any restrictions imposed by lenders or creditors;
●	changes in the industry in which we operate;
●	the failure to renew, or the revocation of, any license or other required permits;

●	unexpected charges or unexpected liabilities arising from a change in accounting policies, including any such changes by third parties with whom we collaborate and from whom we receive a portion of their net profits, or the effects of acquisition accounting varying from our expectations;
●	the risk that the credit ratings of our company or our subsidiaries may be different from what the companies expect, which may increase borrowing costs and/or make it more difficult for us to pay or refinance our debts and require us to borrow or divert cash flow from operations in order to service debt payments;
●	fluctuations in interest rates;
●	adverse outcomes of pending or threatened litigation or governmental investigations, including our ongoing litigation involving United Therapeutics and the FDA and any future litigation with United Therapeutics, the FDA or any other third party;
●	the effects on our company or our subsidiaries of future changes in law, including regulatory developments or legislative actions, including changes in healthcare, environmental and other laws and regulations to which we are subject, or judicial decisions overturning or establishing new legal precedents;
●	conduct of and changing circumstances related to third-party relationships on which we rely, including the level of credit worthiness of counterparties;
●	the volatility and unpredictability of the stock market and credit market conditions;
●	conditions beyond our control, such as natural disasters, global pandemics, or acts of war or terrorism;
●	variations between the stated assumptions on which forward-looking statements are based and our actual experience;
●	other legislative, regulatory, economic, business, and/or competitive factors;
●	our plans to develop and commercialize our product candidates;
●	our planned clinical trials for our product candidates;
●	the timing of the availability of data from our clinical trials;
●	the timing and related contents of our planned regulatory filings and/or applications;
●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
●	the clinical utility of our product candidates and their potential advantages compared to other treatments;
●	our commercialization, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for the manufacture of our product candidates and the ability and sufficiency of our current manufacturing facilities to produce development and commercial quantities of our product candidates;
●	our ability to establish and maintain collaborations, including any third-party license agreements;
●	our estimates regarding the market opportunities for our product candidates;
●	our intellectual property position and the duration of our patent rights;
●	fluctuations in the trading price of our common stock;
●	our estimates regarding future expenses, capital requirements and needs for additional financing; and
●	our expected use of proceeds from prior public offerings and the period over which such proceeds, together with our available cash, will be sufficient to meet our operating needs.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Liquidia Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$204,368	$83,679
Accounts receivable, net	4,202	4,061
Inventory	38	—
Prepaid expenses and other current assets	5,604	2,159
Total current assets	214,212	89,899
Property, plant and equipment, net	7,784	4,480
Operating lease right-of-use assets, net	1,371	1,704
Indemnification asset, related party	7,206	6,707
Contract acquisition costs, net	7,433	7,922
Intangible asset, net	3,219	3,430
Goodwill	3,903	3,903
Other assets	7,758	287
Total assets	$252,886	$118,332
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,298	$1,396
Accrued expenses and other current liabilities	17,039	13,400
Revenue interest financing payable, current	13,252	2,615
Operating and finance lease liabilities, current	1,249	1,139
Total current liabilities	33,838	18,550
Litigation finance payable	7,196	6,707
Revenue interest financing payable, noncurrent	99,892	43,418
Operating and finance lease liabilities, noncurrent	1,442	2,364
Total liabilities	142,368	71,039
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized, none outstanding	—	—
Common stock — $0.001 par value, 115,000,000 and 100,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively, 84,545,409 and 68,629,575 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	85	69
Additional paid-in capital	631,556	476,322
Accumulated deficit	(521,123)	(429,098)
Total stockholders’ equity	110,518	47,293
Total liabilities and stockholders’ equity	$252,886	$118,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$4,448	$3,678	$11,079	$12,957
Costs and expenses:
Cost of revenue	1,565	570	4,525	1,895
Research and development	11,890	7,440	31,367	30,413
General and administrative	20,182	10,559	60,374	27,597
Total costs and expenses	33,637	18,569	96,266	59,905
Loss from operations	(29,189)	(14,891)	(85,187)	(46,948)
Other income (expense):
Interest income	1,815	862	5,550	2,518
Interest expense	(2,996)	(1,761)	(8,120)	(4,311)
Gain (loss) on extinguishment of debt	7,215	—	(4,268)	(2,311)
Total other income (expense), net	6,034	(899)	(6,838)	(4,104)
Net loss and comprehensive loss	$(23,155)	$(15,790)	$(92,025)	$(51,052)
Net loss per common share, basic and diluted	$(0.30)	$(0.24)	$(1.20)	$(0.79)
Weighted average common shares outstanding, basic and diluted	78,316,820	64,857,508	76,719,990	64,767,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except shares amounts)

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	68,629,575	$69	$476,322	$(429,098)	$47,293
Issuance of common stock upon exercise of stock options	23,247	—	99	—	99
Issuance of common stock upon vesting of restricted stock units	383,133	—	—	—	—
Issuance of common stock under employee stock purchase plan	67,982	—	404	—	404
Issuance of common stock upon exercise of warrants	946	—	—	—	—
Sale of common stock, net	7,182,532	7	74,861	—	74,868
Stock-based compensation	—	—	4,524	—	4,524
Net loss	—	—	—	(40,928)	(40,928)
Balance as of March 31, 2024	76,287,415	$76	$556,210	$(470,026)	$86,260
Issuance of common stock upon exercise of stock options	10,686	—	32	—	32
Issuance of common stock upon vesting of restricted stock units	116,447	—	—	—	—
Sale of common stock, net	—	—	—	—	—
Stock-based compensation	—	—	4,372	—	4,372
Net loss	—	—	—	(27,942)	(27,942)
Balance as of June 30, 2024	76,414,548	$76	$560,614	$(497,968)	$62,722
Issuance of common stock upon exercise of stock options	317,720	1	1,548	—	1,549
Issuance of common stock upon vesting of restricted stock units	116,247	—	—	—	—
Issuance of common stock under employee stock purchase plan	104,413	—	844	—	844
Issuance of common stock upon exercise of warrants	8,212	—	—	—	—
Sale of common stock, net	7,584,269	8	63,669	—	63,677
Stock-based compensation	—	—	4,881	—	4,881
Net loss	—	—	—	(23,155)	(23,155)
Balance as of September 30, 2024	84,545,409	$85	$631,556	$(521,123)	$110,518

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	64,517,912	$64	$440,954	$(350,596)	$90,422
Issuance of common stock upon exercise of stock options	21,447	—	79	—	79
Issuance of common stock upon vesting of restricted stock units	89,804	1	(1)	—	—
Issuance of common stock under employee stock purchase plan	81,281	—	335	—	335
Stock-based compensation	—	—	2,552	—	2,552
Net loss	—	—	—	(11,745)	(11,745)
Balance as of March 31, 2023	64,710,444	$65	$443,919	$(362,341)	$81,643
Issuance of common stock upon exercise of stock options	10,173	—	32	—	32
Issuance of common stock upon vesting of restricted stock units	19,765	—	—	—	—
Stock-based compensation	—	—	2,499	—	2,499
Net loss	—	—	—	(23,517)	(23,517)
Balance as of June 30, 2023	64,740,382	$65	$446,450	$(385,858)	$60,657
Issuance of common stock upon exercise of stock options	79,506	—	304	—	304
Issuance of common stock upon vesting of restricted stock units	19,766	—	—	—	—
Issuance of common stock under employee stock purchase plan	59,641	—	348	—	348
Stock-based compensation	—	—	2,487	—	2,487
Net loss	—	—	—	(15,790)	(15,790)
Balance as of September 30, 2023	64,899,295	$65	$449,589	$(401,648)	$48,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(92,025)	$(51,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	10,000
Stock-based compensation	13,777	7,538
Depreciation and amortization	1,679	1,672
Non-cash lease expense	361	289
Loss (gain) on disposal of property and equipment	3	(2)
Loss on extinguishment of debt	4,268	2,311
Accretion and non-cash interest expense	8,114	4,133
Changes in operating assets and liabilities:
Accounts receivable, net	(141)	1,679
Inventory	(38)	—
Prepaid expenses and other current assets	(3,445)	(2,056)
Other noncurrent assets	(7,471)	20
Accounts payable	(222)	(556)
Accrued expenses and other current liabilities	3,291	1,102
Operating lease liabilities	(760)	(660)
Net cash used in operating activities	(72,609)	(25,582)
Investing activities
Purchase of in-process research and development	—	(10,000)
Purchases of property, plant and equipment	(3,661)	(1,084)
Proceeds from the sale of property, plant and equipment	—	2
Net cash used in investing activities	(3,661)	(11,082)
Financing activities
Proceeds from revenue interest financing, net	57,460	41,744
Principal payments on long-term debt	—	(20,000)
Payments for debt prepayment and extinguishment costs	—	(2,190)
Payments on revenue interest financing liability	(2,731)	(1,000)
Principal payments on finance leases	(80)	(155)
Receipts from litigation financing	489	109
Proceeds from sale of common stock, net of issuance costs	138,893	—
Proceeds from issuance of common stock under stock incentive plans	2,928	1,098
Net cash provided by financing activities	196,959	19,606
Net increase (decrease) in cash and cash equivalents	120,689	(17,058)
Cash and cash equivalents, beginning of period	83,679	93,283
Cash and cash equivalents, end of period	$204,368	$76,225
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$360
Cash paid for operating lease liabilities	$985	$956
Offering costs incurred, but not paid included in accrued expenses	$348	$—
Right of use assets obtained through lease liabilities	$28	$—
Non-cash increase in property, plant and equipment through accounts payable	$625	$—
Non-cash increase in indemnification asset through accounts payable	$499	$111

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

We currently generate revenue pursuant to a promotion agreement between Liquidia PAH and Sandoz Inc. (“Sandoz”), dated as of August 1, 2018, as amended (the “Promotion Agreement”), sharing profit derived from the sale of Sandoz’s substitutable generic treprostinil injection (“Treprostinil Injection”) in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. We employ a targeted sales force calling on physicians and hospital pharmacies involved in the treatment of PAH and PH-ILD in the United States, as well as key stakeholders involved in the distribution and reimbursement of medicines to treat these patients. We established our commercial presence in the field to support Treprostinil Injection and have since expanded our presence to support the potential launch of YUTREPIA (treprostinil) inhalation powder (“YUTREPIA”), further validating our reputation as a company committed to supporting PAH and PH-ILD patients.

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

Our lead product candidate is YUTREPIA for the treatment of PAH and PH-ILD. YUTREPIA is an inhaled dry powder formulation of treprostinil designed with PRINT to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low effort dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labeled doses of current inhaled therapies. On August 16, 2024, the United States Food and Drug Administration (the “FDA”) (i) granted tentative approval for our New Drug Application (“NDA”) for YUTREPIA for the treatment of PAH and PH-ILD and (ii) simultaneously determined that Tyvaso DPI, approved on May 23, 2022, qualifies for a three-year New Clinical Investigation exclusivity for the chronic use of dry powder formulations of treprostinil for the approved indications. As a result, final approval of YUTREPIA for PAH and PH-ILD is currently delayed until after expiry of the three-year regulatory exclusivity for Tyvaso DPI on May 23, 2025.

We are also developing L606, an investigational, liposomal formulation of treprostinil administered twice-daily with a short-duration next-generation nebulizer, which we licensed from Pharmosa Biopharm Inc. (“Pharmosa”). L606 is currently being evaluated in an open-label study in the United States for treatment of PAH and PH-ILD with a planned pivotal study for the treatment of PH-ILD.

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

Liquidity

We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, bank borrowings with warrants, the issuance of convertible notes and warrants, and revenue interest financing. Since inception, we have incurred recurring losses, including a net loss of $92.0 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $521.1 million.

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

In September 2024, we entered into the Fifth Amendment to the RIFA pursuant to which HCR funded an additional $32.5 million on September 12, 2024, for total funding of $100 million. Additionally, payments due under the RIFA were amended such that the one-time fixed payment previously due in July 2025 is now due in equal payments in January and July 2026. See Note 12 for further information.

On September 12, 2024, we sold shares of our common stock in an underwritten registered public offering for net proceeds of approximately $53.7 million and sold shares of our common stock for net proceeds of approximately $10.0 million in a private offering. See Note 8 for further information.

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

Although we expect to continue to generate operating losses for the foreseeable future, we believe that as a result of the recent Fifth Amendment to the RIFA and net proceeds from the sale of common stock described above, excluding any future YUTREPIA product revenue, our cash and cash equivalents will be sufficient to fund operations, capital expenditures, and RIFA payments and allow us to remain in compliance with our minimum cash covenants pursuant to the RIFA for at least twelve months from the issuance date of these condensed consolidated financial statements. If we have not received full FDA approval and generated sufficient cash from product sales of YUTREPIA or are unable to access additional capital by the date of issuance of our fiscal year 2024 consolidated financial statements, we expect there would be substantial doubt about our ability to continue as a going concern as of that date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect, which would have a material impact on our operations.

2. Basis of Presentation, Significant Accounting Policies and Fair Value Measurements

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The year-end condensed consolidated balance sheet data was derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. Certain amounts have been reclassified from the prior year presentation to conform to current presentation, specifically in relation to the balance sheet presentation of finance and operating leases. Our financial position, results of operations and cash flows are presented in U.S. Dollars.

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

Summary of Significant Accounting Policies

Our significant accounting policies are disclosed in Note 2 of the consolidated financial statements for the years ended December 31, 2023 and 2022, which are included in our 2023 Annual Report on Form 10-K. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2024.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board under its accounting standards codifications (ASC) or other standard setting bodies and are adopted by us as of the specified effective date. For the nine months ended September 30, 2024, there were no newly adopted accounting pronouncements that had a material impact on our condensed consolidated financial statements. As of September 30, 2024, there are no recently issued but not yet adopted accounting pronouncements that are expected to materially impact our condensed consolidated financial statements.

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

Accounts Receivable

Accounts receivable are stated at net realizable value and net of an allowance for credit losses as of each balance sheet date, if applicable. One customer accounted for 96% and 99% of our accounts receivable, net at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, we have not recorded an allowance for credit losses.

Prelaunch Inventory

We capitalize prelaunch inventory prior to receiving regulatory approval if regulatory approval and subsequent commercialization of a product is probable and we also expect future economic benefit from the sales of the product to be realized. Prior to this conclusion, we expense prelaunch inventory as research and development expense in the period incurred. For prelaunch inventory that is capitalized, we consider a number of specific facts and circumstances, including the product’s shelf life, the product's current status in the development and regulatory approval process, results from related clinical trials, results from meetings with relevant regulatory agencies prior to the filing of regulatory applications, potential obstacles to the approval process, viability of commercialization and market trends. In late 2023, based on our assessment of the legal and regulatory process related to YUTREPIA, we concluded that we met the criteria to capitalize expenditures for prelaunch inventory. We capitalized $7.4 million of prelaunch inventory as of September 30, 2024 and none as of December 31, 2023. If either regulatory approval or market acceptance post-approval of YUTREPIA do not occur at all or on a timely basis prior to the inventory shelf-life expiration, we may be required to write-off some or all prelaunch inventory, which could affect our financial condition and financial results.

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

As of September 30, 2024, we concluded there were no events or changes in circumstances which indicated that the carrying amount of goodwill was not recoverable. We completed our annual impairment test as of July 1, 2024 and concluded that no impairments had occurred.

Revenue Interest Financing Payable

We recognized a liability related to amounts received in January 2023, July 2023, and January 2024 pursuant to the RIFA under ASC 470-10, Debt and ASC 835-30, Interest - Imputation of Interest. The liability will be accreted under the effective interest method based upon the estimated amount of future payments to be made pursuant to the RIFA. If the timing or amounts of any estimated future payments change, we will prospectively adjust the effective interest and the related amortization of the liability and related issuance costs. A significant increase or decrease in these estimates could materially impact the liability balance and related interest expense. Amendments are assessed under ASC 470 to determine appropriate treatment as troubled debt restructurings, extinguishments or modifications.

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

Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Due to their anti-dilutive effect, the calculation of diluted net loss per share excludes the following common stock equivalent shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock Options	9,113,427	9,573,680	9,372,790	9,494,833
Restricted Stock Units	3,131,834	1,704,353	3,062,498	1,689,998
Warrants	450,000	450,000	450,000	450,000
Total	12,695,261	11,728,033	12,885,288	11,634,831

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table presents the placement in the fair value hierarchy of financial assets and liabilities measured at fair value as of September 30, 2024 and December 31, 2023:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
September 30, 2024	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$198,565	$—	$—	$198,565

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2023	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$79,912	$—	$—	$79,912

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

3. Inventory

Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	September 30,	December 31,
	2024	2023
Raw materials	$2,607	$—
Work in process	4,835	—
Inventory	$7,442	$—

Recognized as:
Inventory	$38	$—
Other assets	7,404	—

Prelaunch Inventory

During the nine months ended September 30, 2024, we capitalized costs of $7.4 million associated with the production of YUTREPIA as a result of our determination that regulatory approval and subsequent commercialization is probable, and we also expect future economic benefit from the sales of YUTREPIA to be realized.

Amounts recognized as Other Assets are comprised entirely of raw materials and work in process inventories not expected to be sold within one year of the balance sheet date.

4. Property, Plant, and Equipment

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2024	2023
Lab and build-to-suit equipment	$6,953	$6,834
Office equipment	19	19
Furniture and fixtures	241	241
Computer and other equipment	740	487
Leasehold improvements	11,450	11,409
Construction-in-progress	4,315	804
Total property, plant and equipment	23,718	19,794
Accumulated depreciation and amortization	(15,934)	(15,314)
Property, plant and equipment, net	$7,784	$4,480

We recorded depreciation and amortization expense related to property, plant and equipment of $0.3 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and of $0.8 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively.

5. Contract Acquisition Costs and Intangible Asset

Contract acquisition costs and intangible asset are summarized as follows:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract acquisition costs	$12,980	$(5,547)	$7,433	$12,980	$(5,058)	$7,922
Intangible asset	$5,620	$(2,401)	$3,219	$5,620	$(2,190)	$3,430

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

We recorded amortization related to the contract acquisition costs of $0.2 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and of $0.5 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively. We recorded amortization related to the intangible asset of $0.1 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and of $0.2 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively. Annual amortization over the next five years is expected to immaterially fluctuate from the 2024 amounts, consistent with changes to net profits to be recognized pursuant to the Promotion Agreement over the period.

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

On November 17, 2020, Liquidia PAH entered into a Litigation Funding and Indemnification Agreement (“Indemnification Agreement”) with PBM RG Holdings, LLC (“PBM”). PBM is considered to be a related party as it is controlled by a major stockholder (which beneficially owns approximately 7.9% of Liquidia Corporation common stock as of October 30, 2024), who is also a member of our Board of Directors.

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

The Indemnification Asset is increased as we record third party legal and litigation expenses related to the RareGen litigation.

As of September 30, 2024 and December 31, 2023, the Indemnification Asset and Litigation Finance Payable were classified as long-term assets and liabilities, respectively, as it is considered unlikely that the RareGen Litigation would conclude prior to September 30, 2025.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2024	2023
Accrued compensation	$8,488	$8,544
Accrued research and development expenses	2,381	2,902
Accrued inventory costs	1,916	—
Accrued other expenses	4,254	1,954
Total accrued expenses and other current liabilities	$17,039	$13,400

8. Stockholders’ Equity

Common Stock

Issuance of Common Stock on September 11, 2024 from an Underwritten Public Offering and Private Placement

In September 2024, we sold 6,460,674 shares of our common stock in an underwritten registered public offering at an offering price of $8.90 per share (the “2024 Offering”) for gross proceeds of approximately $57.5 million, before deducting offering costs of approximately $3.8 million.

A fund affiliated with Paul B. Manning, a member of our Board of Directors, participated in the 2024 Offering and purchased shares of common stock in an aggregate amount of approximately $3.0 million at the public offering price per share and on the same terms as the other purchasers in the 2024 Offering.

Concurrently with the 2024 Offering referenced above, we entered into a common stock purchase agreement with funds managed by Caligan Partners LP (“Caligan”), our largest stockholder, for the sale by us in a private placement of an aggregate of 1,123,595 shares of our common stock at a purchase price of $8.90 per share for gross and net proceeds of approximately $10.0 million (the “Caligan 2024 Private Placement”).

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

Caligan and Paul B. Manning, participated in the 2023 Offering and purchased shares of common stock in an aggregate amount of approximately $10.0 million at the public offering price per share and on the same terms as the other purchasers in the 2023 Offering. Caligan purchased 1,117,318 shares of common stock in the 2023 Offering for an aggregate purchase price of $8.0 million and Paul B. Manning purchased 279,330 shares of common stock in the 2023 Offering for an aggregate purchase price of $2.0 million.

Concurrently with the 2023 Offering referenced above, we entered into a common stock purchase agreement with Roger Jeffs, our Chief Executive Officer, for the sale by us in a private placement of an aggregate of 139,665 shares of our common stock at a purchase price of $7.16 per share for gross proceeds of approximately $1.0 million.

Warrants

During the nine months ended September 30, 2024 and 2023, 9,175 and no warrants to purchase shares of common stock were exercised, respectively. Outstanding warrants consisted of the following as of September 30, 2024:

Number of
warrants	Exercise Price		Expiration Date
250,000		$5.14	January 6, 2032
100,000		$3.05	February 26, 2031
100,000	$	n/a1	February 26, 2031
56,397		$0.02	December 31, 2026
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

9. Stock-Based Compensation

2020 Long-Term Incentive Plan

Our 2020 Long-Term Incentive Plan (the “2020 Plan”) provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards and for accelerated vesting under certain change of control transactions. The number of shares of our common stock available for issuance under the 2020 plan will automatically increase on January 1 of each year through 2030, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors (the “Evergreen Provision”). On January 1, 2024, the number of shares of common stock available for issuance under the 2020 Plan automatically increased by 2,745,183 shares pursuant to the Evergreen Provision. As of September 30, 2024, there were 900,518 shares available for future grants under the 2020 Plan.

The 2020 Plan replaced all prior equity award plans and such plans have been discontinued. However, the awards outstanding under the prior equity award plans will continue to remain in effect in accordance with their terms. Awards that are forfeited under these prior plans upon cancellation, termination or expiration will not be available for grant under the 2020 Plan. As of September 30, 2024, a total of 473,076 shares of common stock were reserved for issuance related to the remaining outstanding equity awards granted under the prior plans.

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

310,000 shares of our common stock were reserved for issuance pursuant to equity awards that may be granted under the 2022 Inducement Plan, and the 2022 Inducement Plan will be administered by the Compensation Committee. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2022 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board of Directors, or following a bona fide period of non-employment by us, if he or she is granted such equity awards in connection with his or her commencement of employment with us and such grant is an inducement material to his or her entering into employment with us. As of September 30, 2024, a total of 27,608 shares were available for issuance under the 2022 Inducement Plan.

Employee Stock Purchase Plan

In November 2020, stockholders approved the Liquidia Corporation 2020 Employee Stock Purchase Plan (the “ESPP”). The number of shares of our common stock available for issuance under the ESPP will automatically increase on January 1 of each year through 2030, by the lesser of (a) 1.0% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, (b) 150,000 shares, or (c) an amount determined by the Board of Directors. On January 1, 2024, the number of shares of common stock available for issuance under the ESPP increased by 150,000 shares. As of September 30, 2024, a total of 534,742 shares of common stock are reserved for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions, subject to plan limitations. Unless otherwise determined by the administrator, the common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is 85% of the lesser of the fair market value of our common stock on the first and last trading day of the offering period. During the nine months ended September 30, 2024 and 2023, 172,395 and 140,922 shares were issued under the ESPP, respectively.

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

Total stock-based compensation expense recognized for employees and non-employees was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
By Expense Category:	2024	2023	2024	2023
Cost of revenue	$45	$—	$166	$—
Research and development	839	555	2,676	1,714
General and administrative	3,997	1,932	10,935	5,824
Total stock-based compensation expense	$4,881	$2,487	$13,777	$7,538

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted average basis, by type of award:

	As of September 30, 2024
		Weighted
		Average
		Remaining
		Recognition
	Unamortized	Period
	Expense	(Years)
Stock options	$9,789	1.6
Restricted and performance stock units	$26,124	2.5

Fair Value of Stock Options Granted and Purchase Rights Issued under the ESPP

We use the Black-Scholes option-pricing model to determine the fair value of stock options granted and purchase rights issued under the ESPP.

The following table summarizes the assumptions used for estimating the fair value of stock options granted under the Black-Scholes option-pricing model:

	Nine Months Ended
	September 30,
	2024	2023
Expected dividend yield	—	—
Risk-free interest rate	3.98%	3.46% - 4.62%
Expected volatility	90%	91% - 95%
Expected life (years)	6.1	5.8 - 6.1

The weighted average fair value for options granted during the nine months ended September 30, 2024 and 2023 was $9.84 and $5.09 per share, respectively.

The following table summarizes the assumptions used for estimating the fair value of purchase rights granted to employees under the ESPP under the Black-Scholes option-pricing model:

	Nine Months Ended
	September 30,
	2024	2023
Expected dividend yield	—	—
Risk-free interest rate	4.80% - 5.27%	5.20% - 5.47%
Expected volatility	62% - 72%	60% - 64%
Expected life (years)	0.50	0.50

Stock Option Activity

Options generally vest over a four-year period in multiple tranches.

The following table summarizes stock option activity during the nine months ended September 30, 2024:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2023	9,573,937	$4.80
Granted	7,500	12.86
Exercised	(351,653)	4.78
Cancelled	(179,926)	7.24
Outstanding as of September 30, 2024	9,049,858	$4.76	7.1	$47,835
Exercisable as of September 30, 2024	6,649,860	$4.48	6.8	$37,106
Vested and expected to vest as of September 30, 2024	8,772,869	$4.73	7.1	$46,661

The aggregate intrinsic value of stock options in the table above represents the difference between the $10.00 closing price of our common stock as of September 30, 2024 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

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

A summary of unvested RSU awards outstanding as of September 30, 2024 and changes during the nine months ended September 30, 2024 are as follows:

		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	RSUs	(per RSU)
Unvested as of December 31, 2023	1,657,978	$6.41
Granted	2,146,517	12.57
Vested	(615,827)	6.48
Forfeited	(94,047)	7.52
Unvested as of September 30, 2024	3,094,621	$10.64

RSUs granted during the nine months ended September 30, 2024, included 520,526 performance-based RSUs granted to our executive officers. These performance-based RSUs vest upon the later of (a) time-based vesting conditions and (b) the first commercial sale of YUTREPIA in the United States and are considered probable of vesting. The time-based vesting condition means 25% of the performance-based RSUs vest one year after grant date and quarterly thereafter for three years, subject to the executive’s continued service.

10. Revenue From Contracts With Customers

In August 2018, we entered into a Promotion Agreement with Sandoz under which we have the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection for the treatment of patients with PAH in the United States. We paid Sandoz $20 million at the inception of the Promotion Agreement in consideration for these rights. In exchange for conducting these commercial activities, we are entitled to receive a share of Net Profits (as defined within the Promotion Agreement) based on specified profit levels. The share of Net Profits received is subject to adjustments from Sandoz for certain items, such as distributor chargebacks, rebates, inventory returns, inventory write-offs and other adjustments. We expect to refund certain amounts to Sandoz through a reduction of the cash received from future Net Profits generated under the Promotion Agreement. As of September 30, 2024, a $0.5 million refund liability is offset against accounts receivable from Sandoz related to expected refund amounts. Approximately 98% and 98% of revenue during the three and nine months ended September 30, 2024, respectively, was generated from the Promotion Agreement.

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

Lease Balances, Costs, and Future Minimum Payments

Leases with an initial term of 12 months or less are not recorded on the balance sheet. As of September 30, 2024, we have not entered into any short-term leases. For lease agreements entered into or reassessed after the adoption of ASC 842 Leases, we combine lease and non-lease components, if any. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Our lease cost is reflected in the accompanying condensed statements of operations and comprehensive loss as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2024	2023	2024	2023
Operating lease cost:
Fixed lease cost	Research and development	$177	$175	$527	$527
Fixed lease cost	General and administrative	20	20	59	59
Finance lease cost:
Amortization of lease assets	Research and development	22	22	67	74
Interest on lease liabilities	Interest expense	2	3	6	13
Total Lease Cost		$221	$220	$659	$673

The weighted average remaining lease term and discount rates as of September 30, 2024 were as follows:

Weighted average remaining lease term (years):
Operating leases	2.1
Finance leases	0.5
Weighted average discount rate:
Operating leases	10.3%
Finance leases	6.5%

The discount rate for leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms at the time of lease inception.

The future minimum lease payments as of September 30, 2024 were as follows:

	Operating	Finance
Year ending December 31:	Leases	Leases	Total
2024 (three months remaining)	$338	$29	$367
2025	1,370	64	1,434
2026	1,169	—	1,169
Total minimum lease payments	2,877	93	2,970
Less: interest	(278)	(2)	(280)
Present value of lease liabilities	$2,599	$91	$2,690

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

On June 28, 2023 and July 27, 2023, we entered into the Second Amendment to the RIFA and Third Amendment to the RIFA, respectively, pursuant to which HCR funded $10.0 million from the second tranche on July 27, 2023.

On January 3, 2024, we entered into the Fourth Amendment to the RIFA pursuant to which HCR funded an additional $25.0 million from the second tranche on January 5, 2024.

On September 11, 2024 we entered into the Fifth Amendment to the RIFA pursuant to which HCR funded an additional $32.5 million from the second tranche on September 12, 2024 and eliminated the third and fourth tranches.

As consideration for the Investment Amount and pursuant to the RIFA, we have agreed to pay HCR according to a fixed quarterly payment schedule.

As of September 30, 2024, we were required to pay $13.3 million within one year of the balance sheet date, which is classified as current in our condensed consolidated balance sheet.

Aggregate payments to HCR are capped at 175% of funded portion of the Investment Amount (the “Hard Cap”), plus an amount, if any, that HCR would need to receive to yield an internal rate of return of (i) 18% on the first $67.5 million funded and (ii) 16% on the last $32.5 million funded (the “IRR True-Up Payment”), unless the RIFA is earlier terminated. If a change of control occurs or upon the occurrence of an event of default, HCR may accelerate payments due under the RIFA up to the Hard Cap, plus the IRR True-Up Payment, plus any other obligations payable under the RIFA.

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

The Fifth Amendment to the RIFA qualifies as a debt extinguishment and issuance of a new debt instrument in accordance with ASC 405-20, Extinguishments of Liabilities. We recorded a gain on extinguishment during the quarter ended September 30, 2024 of $7.2 million, equal to the fair value of the amended RIFA less the carrying value of the existing RIFA on September 12, 2024.

We recorded the total funds received from HCR under the terms of the RIFA as a liability. The issuance costs, consisting primarily of legal fees, totaled $0.9 million and were recorded as a deduction of the carrying amount of the liability and are being amortized under the effective interest method over the estimated period the liability will be repaid. We estimated the total amount of payments over the life of the RIFA to determine the interest expense to record to accrete the liability to the amount ultimately due. For the three and nine months ended September 30, 2024, we estimated an effective annual interest rate of approximately 15.2%. Over the course of the RIFA, the effective annual interest rate may be affected by potential changes in forecasted payments. On a quarterly basis, we will reassess the expected amount and timing of payments, recalculate the amortization and effective interest rate and adjust the accounting prospectively as needed.

The following table presents the changes in the RIFA payable during the nine months ended September 30, 2024:

Balance as of December 31, 2023	$46,033
Accretion	107
Amortization of issuance costs	2
Second tranche funding, net of fees	24,975
Balance as of January 5, 2024, prior to extinguishment	$71,117
Loss on extinguishment	11,483
Balance as of January 5, 2024, after extinguishment	$82,600
Accretion	7,161
Payments	(2,731)
Second tranche funding, net of fees	32,485
Balance as of September 12, 2024, prior to extinguishment	$119,515
(Gain) on extinguishment	(7,215)
Balance as of September 12, 2024, after extinguishment	$112,300
Accretion	844
Balance as of September 30, 2024	$113,144
Less: current portion of revenue interest financing payable	(13,252)
Long-term portion of revenue interest financing payable	$99,892

The expected annual payments on the revenue interest financing payable as of September 30, 2024 are as follows:

Year ending December 31:
2024 (three months remaining)	$2,122
2025	18,017
2026	52,724
2027	32,962
2028	32,962
Thereafter	31,828
Total	$170,615

13. Commitments and Contingencies

Pharmosa License Agreement and Device License Agreement

In June 2023, we entered into a License Agreement with Pharmosa Biopharm Inc. (“Pharmosa”) pursuant to which we were granted an exclusive license in North America to develop and commercialize L606, an inhaled, sustained-release formulation of treprostinil currently being evaluated in a clinical trial for the treatment of pulmonary arterial hypertension (PAH) and pulmonary hypertension associated with interstitial lung disease (PH-ILD), and a non-exclusive license for the manufacture, development and use (but not commercialization) of such licensed product in most countries outside North America (the “Pharmosa License Agreement”). On October 2, 2024, we and Pharmosa entered into a First Amendment to the Pharmosa License Agreement (the “First Amendment”) which, among other things, expands our licensed territory beyond North America to include key markets in Europe, Japan and elsewhere.

Concurrently with the execution of the First Amendment, we and Pharmosa also entered into a Device License Agreement (the “Device License Agreement”). Pursuant to the terms of the Device License Agreement, Pharmosa will provide (i) an exclusive license to Liquidia Technologies for the right to develop, manufacture, use and commercialize Pharmosa’s next-generation smart-technology nebulizers (the “Device”) for use with L606 in most countries (subject to certain exceptions) (the “Territory”) and (ii) a non-exclusive license to Liquidia Technologies for the right to develop, manufacture and use (but not commercialize) the Device outside of the Territory.

Under the terms of the Pharmosa License Agreement, as amended, we will be responsible for development, regulatory and commercial activities of L606 in the Territory. Pharmosa will manufacture clinical and commercial supplies of the liposomal formulation through its global supply chain and support us in establishing a redundant global supply chain. In consideration for these exclusive rights, we paid Pharmosa an upfront license fee of $10 million and paid an additional $3.5 million upfront license fee in October 2024 in connection with the rights granted in the First Amendment and the Device License Agreement. In addition to the upfront fees, we will pay Pharmosa potential development milestone payments tied to clinical development and approvals in PAH and/or PH-ILD of up to $37.75 million, potential sales milestones of up to $185 million in North America and $150 million outside North American and two tiers of low, double-digit royalties on all net sales of L606. Pharmosa will also receive a $10 million milestone payment for each additional indication approved after PAH and PH-ILD and each additional product approved under the license. We also retain the first right to negotiate for development and commercialization of L606 in Europe and other territories should Pharmosa seek a partner, subject to satisfaction of certain conditions as set forth in the Pharmosa License Agreement.

Mainbridge Health Care Device Development and Supply Agreement

In December 2022, we entered into a Device Development and Supply Agreement (the “Pump Development Agreement”) with Mainbridge Health Partners, LLC (“Mainbridge”) and Sandoz Inc. (“Sandoz”). The Pump Development Agreement provides for the cooperation between us, Sandoz and Mainbridge to develop a new pump that is suitable for the subcutaneous administration of Treprostinil Injection. Mainbridge will perform all development, validation and testing activities required for the pump and related consumables in anticipation of submitting a 510(k) clearance application for the pump to the FDA. In connection with the Pump Development Agreement, we and Sandoz have agreed to pay Mainbridge certain future contingent milestone payments in accordance with the terms and conditions set forth therein.

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

Chasm Technologies

In March 2012, we entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to our manufacturing capabilities during the term of the agreement. We agreed to pay future contingent milestones and royalties on net sales totaling no more than $1.5 million, $0.2 million of which has been accrued as of September 30, 2024.

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

As of September 30, 2024, we have non-cancelable commitments for product manufacturing and supply costs of approximately $14.7 million.

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

14. Legal Proceedings

YUTREPIA-Related Litigation

In 2020, United Therapeutics filed a complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware (the “Original Hatch-Waxman Litigation”), asserting infringement by the Company of U.S. Patent Nos. 9,604,901, entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®” (the “‘901 Patent”), 9,593,066, entitled “Process to Prepare Treprostinil, the Active Ingredient in Remodulin®” (the “‘066 Patent”), and 10,716,793, entitled “Treprostinil Administration by Inhalation” (the “‘793 Patent”) relating to United Therapeutics’ Tyvaso®, a nebulized treprostinil solution for the treatment of PAH. United Therapeutics’ complaint was in response to the Company’s NDA for YUTREPIA, filed with the FDA, requesting approval to market YUTREPIA, a dry powder formulation of treprostinil for the treatment of PAH. The YUTREPIA NDA was filed under the 505(b)(2) regulatory pathway with Tyvaso® as the reference listed drug.

In December 2021, United Therapeutics filed a stipulation of partial judgment with respect to the ‘901 Patent under which United Therapeutics agreed to the entry of judgment of the Company’s non-infringement of the ’901 Patent. In August 2022, Judge Andrews, who was presiding over the Original Hatch-Waxman Litigation, issued an opinion that claims 1, 2, 3, 6 and 9 of the ‘066 Patent were invalid, that the remaining asserted claims of the ‘066 Patent were not infringed by the Company. In January 2021, the Company filed a petition for inter partes review with the Patent Trial and Appeal Board (the “PTAB”) relating to the ‘793 Patent, seeking a determination that the claims in the ‘793 Patent are invalid. In July 2022, the PTAB ruled in the Company’s favor, concluding that based on the preponderance of the evidence, all the claims of the ’793 Patent have been shown to be unpatentable. These decisions related to the ‘901 Patent, the ‘066 Patent and the ‘793 Patent have all been affirmed on appeal and are not subject to further appeal.

In connection with an amendment to the Company’s NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, the Company provided a new notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed a second complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware (Case No. 1:23-cv-00975-RGA) (the “New Hatch-Waxman Litigation”), again asserting infringement by the Company of the ‘793 Patent. In November 2023, the U.S. Patent and Trademark Office (the “USPTO”) issued U.S. Patent No. 11,826,327, or the ‘327 Patent, entitled “Treatment for Interstitial Lung Disease”, to United Therapeutics. On November 30, 2023, United Therapeutics filed an amended complaint in the New Hatch-Waxman Litigation asserting infringement of the ‘327 Patent by the practice of YUTREPIA based on the amended NDA. In January 2024, the Company filed an answer, counterclaims and a partial motion to dismiss the claims related to the ‘793 Patent as a result of the decision by the United States Court of Appeals for the Federal Circuit to affirm the PTAB’s finding that the ’793 patent is unpatentable. In February 2024, United Therapeutics stipulated to the dismissal of the claims in the New Hatch-Waxman Litigation related to the ‘793 Patent. In February 2024, United Therapeutics also filed a motion seeking a preliminary injunction to prevent the Company from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA for the treatment of PH-ILD. Judge Andrews denied the motion for a preliminary injunction in May 2024. Discovery in the case remains ongoing.

FDA Litigation

In February 2024, United Therapeutics filed a complaint against the FDA in the U.S. District Court for the District of Columbia (the “D.C. District Court”), challenging the FDA’s acceptance of the Company’s amended NDA for review (the “Original FDA Litigation”). The Company intervened and became a party to the lawsuit in March 2024. In March 2024, United Therapeutics filed a motion for a temporary restraining order and preliminary injunction in the FDA Litigation, seeking to enjoin the FDA from approving the Company’s NDA for YUTREPIA with respect to the indication to treat PH-ILD. United Therapeutics’ motion was denied in March 2024. On August 20, 2024, United Therapeutics voluntarily dismissed its complaint, without prejudice.

On August 21, 2024, the Company filed a lawsuit in the D.C. District Court to challenge the decision by the FDA to grant three-year regulatory exclusivity to Tyvaso DPI (the “New FDA Litigation”). The D.C. District Court has granted the parties’ motion for an expedited summary judgment briefing schedule, with briefing to be completed on or before November 15, 2024 and a summary judgment hearing scheduled for December 5, 2024. On September 16, 2024, United Therapeutics filed a cross claim in the New FDA Litigation, re-asserting its challenge to FDA’s acceptance of the Company’s amended NDA for review. The Company intervened and became a party with respect to the cross claim on November 5, 2024. United Therapeutics has filed a motion for an expedited summary judgment briefing schedule for its cross claim. That motion remains pending.

Trade Secret Litigation

In December 2021, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, alleging that the Company and Robert Roscigno (“Dr. Roscigno”) a former United Therapeutics employee, who later joined the Company as an employee many years after terminating his employment with United Therapeutics, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. In January 2024, Dr. Roscigno filed a motion for summary judgment with respect to all claims, but the motion was denied in July 2024. In addition, in July 2024, the Company filed a motion for summary judgment with respect to all claims. A hearing on the Company’s motion for summary judgment has been scheduled for December 19, 2024.

In May 2024, United Therapeutics filed a second complaint in the Superior Court in Durham County, North Carolina, against Dr. Roscigno, alleging that he breached prior employment agreements with United Therapeutics by failing to assign to United Therapeutics his interest in patents obtained by the Company that relied upon or benefitted from certain inventions, discoveries, materials, authorship, derivatives and results developed by Dr. Roscigno while he was employed by United Therapeutics. The Company was also named as a defendant in this new lawsuit. As part of the lawsuit, United Therapeutics alleges that Dr. Roscigno misappropriated certain intellectual property of United Therapeutics which led to the development of YUTREPIA. The complaint also seeks declaratory judgement such that all right, title and interest in and to any patentable or unpatentable inventions, discoveries, and ideas made or conceived by Dr. Roscigno while employed by the Company should be assigned and transferred to United Therapeutics because they involved the use of United Therapeutics’ confidential information. On July 30, 2024, the Company filed a motion to dismiss all claims. A hearing on the Company’s motion to dismiss has been scheduled for December 19, 2024.

RareGen Litigation

In April 2019, Sandoz and Liquidia PAH (then known as RareGen) filed a complaint against United Therapeutics and Smiths Medical (now ICU Medical) in the District Court of New Jersey (Case No. No. 3:19 cv 10170), (the “RareGen Litigation”), alleging that United Therapeutics and Smiths Medical violated the Sherman Antitrust Act of 1890, state law antitrust statutes and unfair competition statutes by engaging in anticompetitive acts regarding the drug treprostinil for the treatment of PAH. In March 2020, Sandoz and Liquidia PAH filed a first amended complaint adding a claim that United Therapeutics breached a settlement agreement that was entered into in 2015, in which United Therapeutics agreed to not interfere with Sandoz’s efforts to launch its generic treprostinil, by taking calculated steps to restrict and interfere with the launch of Sandoz’s competing generic product. United Therapeutics developed treprostinil under the brand name Remodulin® and Smiths Medical manufactured a pump and cartridges that are used to inject treprostinil into patients continuously throughout the day. Sandoz and Liquidia PAH allege that United Therapeutics and Smiths Medical entered into anticompetitive agreements (i) whereby Smiths Medical placed restrictions on the cartridges such that they can only be used with United Therapeutics’ branded Remodulin® product and (ii) requiring Smiths Medical to enter into agreements with specialty pharmacies to sell the cartridges only for use with Remodulin®.

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

In September 2021, United Therapeutics filed a motion for summary judgment with respect to all of the claims brought by Sandoz and Liquidia PAH against United Therapeutics. At the same time, Sandoz filed a motion for summary judgment with respect to the breach of contract claim. In March 2022, the Court issued an order granting partial summary judgment to United Therapeutics with respect to the antitrust and unfair competition claims, denying summary judgment to United Therapeutics with respect to the breach of contract claim, and granting partial summary judgment to Sandoz with respect to the breach of contract claim. A trial to determine the amount of damages due from United Therapeutics to Sandoz with respect to the breach of contract claim was held from late April to early May 2024, and closing arguments were held in June 2024. On November 1, 2024, the Court entered a judgment in the amount of $70.6 million. United Therapeutics has filed a notice of its intent to appeal the decision.

Under the Promotion Agreement, all proceeds from the litigation will be divided evenly between Sandoz and Liquidia PAH. Under the litigation finance agreements that Liquidia PAH has entered into with Henderson and PBM, any net proceeds received by Liquidia PAH with respect to the RareGen Litigation will be divided between Henderson and PBM.

15. Subsequent Event

On October 2, 2024, we and Pharmosa entered into a First Amendment to the Pharmosa License Agreement (the “First Amendment”) and concurrently entered into a Device License Agreement with Pharmosa. See Note 13 for additional information.

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

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition and results of operations. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023. Also refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which includes detailed discussions of various items impacting our business, results of operations and financial condition.

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

We currently generate revenue pursuant to a promotion agreement between Liquidia PAH and Sandoz Inc. (“Sandoz”), dated as of August 1, 2018, as amended (the “Promotion Agreement”), sharing profit derived from the sale of Sandoz’s substitutable generic treprostinil injection (“Treprostinil Injection”) in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. We employ a targeted sales force calling on physicians and hospital pharmacies involved in the treatment of PAH and PH-ILD in the United States, as well as key stakeholders involved in the distribution and reimbursement of medicines to treat these patients. We established our commercial presence in the field to support Treprostinil Injection and have since expanded our presence to support the potential launch of YUTREPIA (treprostinil) inhalation powder (“YUTREPIA”), further validating our reputation as a company committed to supporting PAH and PH-ILD patients.

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

Our lead product candidate is YUTREPIA for the treatment of PAH and PH-ILD. YUTREPIA is an inhaled dry powder formulation of treprostinil designed with PRINT to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low effort dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labeled doses of current inhaled therapies. On August 16, 2024, the United States Food and Drug Administration (“FDA”) (i) granted tentative approval for our New Drug Application (“NDA”) for YUTREPIA for the treatment of PAH and PH-ILD and (ii) simultaneously determined that Tyvaso DPI, approved on May 23, 2022, qualifies for a three-year New Clinical Investigation exclusivity for the chronic use of dry powder formulations of treprostinil for the approved indications. As a result, final approval of YUTREPIA for PAH and PH-ILD is currently delayed until after expiry of the three-year regulatory exclusivity for Tyvaso DPI on May 23, 2025.

We are also developing L606, an investigational, liposomal formulation of treprostinil administered twice-daily with a short-duration next-generation nebulizer, which we licensed from Pharmosa Biopharm Inc. (“Pharmosa”). L606 is currently being evaluated in an open-label study in the United States for treatment of PAH and PH-ILD with a planned pivotal study for the treatment of PH-ILD.

Recent Events

In September 2024, we entered into the Fifth Amendment to the RIFA pursuant to which HCR funded an additional $32.5 million on September 12, 2024, for total funding of $100 million. Additionally, payments due under the RIFA were amended such that the one-time fixed payment previously due in July 2025 is now due in equal payments in January and July 2026. See Note 12 for further information.

On September 12, 2024, we sold shares of our common stock in an underwritten registered public offering for net proceeds of approximately $53.7 million and sold shares of our common stock for net proceeds of approximately $10.0 million in a private offering.

On October 2, 2024, we and Pharmosa entered into a First Amendment to the Pharmosa License Agreement (the “First Amendment”) which, among other things, expands our licensed territory beyond North America to include key markets in Europe, Japan and elsewhere.

Concurrently with the execution of the First Amendment we and Pharmosa also entered into a Device License Agreement (the “Device License Agreement”). Pursuant to the terms of the Device License Agreement, Pharmosa will provide (i) an exclusive license to Liquidia Technologies for the right to develop, manufacture, use and commercialize Pharmosa’s next-generation smart-technology nebulizers (the “Device”) for use with L606 in most countries (subject to certain exceptions) (the “Territory”) and (ii) a non-exclusive license to Liquidia Technologies for the right to develop, manufacture and use (but not commercialize) the Device outside of the Territory.

Liquidity

Since inception, we have incurred significant operating losses. Our net loss was $92.0 million for the nine months ended September 30, 2024 and $78.5 million and $41.0 million for the years ended December 31, 2023 and 2022, respectively. As of September 30, 2024, we had an accumulated deficit of $521.1 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval of such product candidates and pursue commercialization of any approved product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if our development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales. Additionally, the Revenue Interest Financing Agreement with HealthCare Royalty Partners IV, L.P. (“HCR”) dated January 9, 2023, as amended (the “RIFA”) contains fixed quarterly payments and minimum cash covenants that require us to maintain cash and cash equivalents in an amount at least equal to $7.5 million during the calendar year beginning on January 1, 2024 and at least equal to $15.0 million for the remainder of the payment term after the calendar year ended December 31, 2024.

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

Although we expect to continue to generate operating losses for the foreseeable future, we believe that as a result of the recent RIFA funding and net proceeds from the sale of common stock described above, excluding any future YUTREPIA product revenue, our cash and cash equivalents will be sufficient to fund operations, capital expenditures, and RIFA payments and allow us to remain in compliance with our minimum cash covenants pursuant to the RIFA for at least twelve months from the issuance date of these condensed consolidated financial statements. If we have not received full FDA approval and generated sufficient cash from product sales of YUTREPIA or are unable to access additional capital by the date of issuance of our fiscal year 2024 consolidated financial statements, we expect there would be substantial doubt about our ability to continue as a going concern as of that date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect, which would have a material impact on our operations

Components of Consolidated Statements of Operations

Revenue

We primarily generate revenue pursuant to the Promotion Agreement, under which we receive a 50% share in the profit derived from the sale of Treprostinil Injection in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. In May 2021, Liquidia PAH’s manufacturing partner, Chengdu Shifeng Medical Technologies LTD (“Chengdu”) began selling the RG Cartridge, which may be used to supply medications to PAH patients with the CADD-MS 3 pump manufactured by ICU Medical. We are aware of shortages of critical components of the CADD-MS 3 pump that have caused the number of CADD-MS 3 infusion pumps available for the subcutaneous administration of Treprostinil Injection to be limited. Due to this limitation in the availability of pumps, specialty pharmacies are not currently placing new patients on to subcutaneous Treprostinil Injection therapy in order to preserve the available pumps for those patients already receiving subcutaneous administration of Treprostinil Injection. Revenue will continue to be impacted or at risk until new components or alternative pumps are available.

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

Results of Operations

Three and Nine Months Ended September 30, 2024 compared with the Three and Nine Months Ended September 30, 2023

The following table summarizes the results of our operations for the three and nine months ended September 30, 2024 and 2023, together with the changes in those items in dollars and as a percentage (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2024	2023	Change	Change	2024	2023	Change	Change
Revenue	$4,448	$3,678	$770	21%	$11,079	$12,957	$(1,878)	(14)%
Costs and expenses:
Cost of revenue	1,565	570	995	175%	4,525	1,895	2,630	139%
Research and development	11,890	7,440	4,450	60%	31,367	30,413	954	3%
General and administrative	20,182	10,559	9,623	91%	60,374	27,597	32,777	119%
Total costs and expenses	33,637	18,569	15,068	81%	96,266	59,905	36,361	61%
Loss from operations	(29,189)	(14,891)	(14,298)	96%	(85,187)	(46,948)	(38,239)	81%
Other income (expense):
Interest income	1,815	862	953	111%	5,550	2,518	3,032	120%
Interest expense	(2,996)	(1,761)	(1,235)	70%	(8,120)	(4,311)	(3,809)	88%
Gain (loss) on extinguishment of debt	7,215	—	7,215	* %	(4,268)	(2,311)	(1,957)	85%
Total other income (expense), net	6,034	(899)	6,933	* %	(6,838)	(4,104)	(2,734)	67%
Net loss and comprehensive loss	$(23,155)	$(15,790)	$(7,365)	47%	$(92,025)	$(51,052)	$(40,973)	80%

_______________

* Not meaningful

Revenue

Revenue was $4.4 million for the three months ended September 30, 2024, compared to $3.7 million for the three months ended September 30, 2023. Revenue related primarily to the Promotion Agreement. The increase of $0.7 million was primarily due to the impact of higher sales quantities in the current period as compared to the same period in the prior year.

Revenue was $11.1 million for the nine months ended September 30, 2024, compared to $13.0 million for the nine months ended September 30, 2023. Revenue related primarily to the Promotion Agreement. The decrease of $1.9 million was primarily due to the impact of unfavorable gross-to-net returns adjustments recorded in the current year.

Cost of Revenue

Cost of revenue was $1.6 million for the three months ended September 30, 2024, compared to $0.6 million for the three months ended September 30, 2023. Cost of revenue related to the Promotion Agreement as noted above. The increase from the prior year was primarily due to our sales force expansion during the fourth quarter of 2023.

Cost of revenue was $4.5 million for the nine months ended September 30, 2024, compared to $1.9 million for the nine months ended September 30, 2023. Cost of revenue related to the Promotion Agreement as noted above. The increase from the prior year was primarily due to our sales force expansion during the fourth quarter of 2023.

Research and Development Expenses

Research and development expenses were $11.9 million for the three months ended September 30, 2024, compared to $7.4 million for the three months ended September 30, 2023. The increase of $4.5 million or 60% was primarily due to a $2.1 million increase in personnel expenses (including stock-based compensation) related to increased headcount, a $1.3 million increase in clinical expenses related to our L606 program, and a $2.5 million increase in expenses related to YUTREPIA research and development activities, including the ASCENT trial, offset by $1.5 million lower commercial manufacturing expenses reflecting the impact of expensing YUTREPIA inventory costs in the prior year.

Research and development expenses were $31.4 million for the nine months ended September 30, 2024, compared to $30.4 million for the nine months ended September 30, 2023. The increase of $1.0 million or 3% was primarily due to a $5.4 million increase in personnel expenses (including stock-based compensation) related to increased headcount, a $4.6 million increase in clinical expenses related to our L606 program, and a $5.2 million increase in expenses related to YUTREPIA research and development activities, including the ASCENT trial, offset by (i) $4.3 million lower commercial manufacturing expenses reflecting the impact of expensing YUTREPIA inventory costs in the prior year and (ii) a $10.0 million upfront license fee due to Pharmosa for the exclusive license in North America to develop and commercialize L606 recorded during the three months ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses were $20.2 million for the three months ended September 30, 2024, compared to $10.6 million for the three months ended September 30, 2023. The increase of $9.6 million or 91% was primarily due to a $6.7 million increase in personnel expenses (including stock-based compensation) driven by higher headcount and expansion of our sales force in the fourth quarter of 2023, a $1.5 million increase in legal fees related to our ongoing YUTREPIA-related litigation and a $0.5 million increase in commercial expenses in preparation for the potential commercialization of YUTREPIA.

General and administrative expenses were $60.4 million for the nine months ended September 30, 2024, compared to $27.6 million for the nine months ended September 30, 2023. The increase of $32.8 million or 119% was primarily due to a $18.9 million increase in personnel expenses (including stock-based compensation) driven by higher headcount and expansion of our sales force in the fourth quarter of 2023, a $5.5 million increase in legal fees related to our ongoing YUTREPIA-related litigation, and a $6.0 million increase in commercial expenses in preparation for the potential commercialization of YUTREPIA.

Other Income (Expense)

Total other income, net was $6.0 million for the three months ended September 30, 2024, compared with total other expense, net of $0.9 million for the three months ended September 30, 2023. The variance of $6.9 million was primarily driven by a $7.2 million gain on extinguishment of debt resulting from the Fifth Amendment to the RIFA, which was executed in September 2024. Additionally, there was a $1.2 million increase in interest expense attributable to the higher borrowings under the RIFA as compared to the prior year and a $1.0 million increase in interest income attributable to higher money market balances.

Total other expense, net was $6.8 million for the nine months ended September 30, 2024, compared with $4.1 million for the nine months ended September 30, 2023. The increase of $2.7 million was primarily driven by a $2.0 million increase in the net loss on extinguishment of debt resulting from the Fourth and Fifth Amendments to the RIFA, which were executed in January 2024 and September 2024, respectively. Additionally, there was a $3.8 million increase in interest expense attributable to the higher borrowings under the RIFA compared to the prior year and a $3.0 million increase in interest income attributable to higher money market balances.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, the issuance of convertible notes, and revenue interest financing. Our principal uses of cash have been for working capital requirements and capital expenditures. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $204.4 million and $83.7 million, respectively. As of September 30, 2024, we had stockholders’ equity of $110.5 million and an accumulated deficit of $521.1 million.

In September 2024, we sold 6,460,674 shares of our common stock in an underwritten registered public offering at an offering price of $8.90 per share (the “2024 Offering”) for gross proceeds of approximately $57.5 million, before deducting offering costs of approximately $3.8 million.

A fund affiliated with Paul B. Manning, a member of our Board of Directors, participated in the 2024 Offering and purchased shares of common stock in an aggregate amount of approximately $3.0 million at the public offering price per share and on the same terms as the other purchasers in the 2024 Offering.

Concurrently with the 2024 Offering referenced above, we entered into a common stock purchase agreement with funds managed by Caligan Partners LP (“Caligan”), our largest stockholder, for the sale by us in a private placement of an aggregate of 1,123,595 shares of our common stock at a purchase price of $8.90 per share for gross and net proceeds of approximately $10.0 million (the “Caligan 2024 Private Placement”).

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

In January 2023, we entered into a Revenue Interest Financing Agreement with HealthCare Royalty Partners IV, L.P. (“HCR”), as amended (the “RIFA”), pursuant to which HCR has agreed to pay us an aggregate investment amount of up to $100.0 million (the “Investment Amount”). $32.5 million of the Investment Amount was funded on January 27, 2023, $22.2 million of which was used to satisfy in full and retire our previously outstanding debt with Silicon Valley Bank, with the excess proceeds funded to the Company. An additional $10.0 million of the Investment Amount was funded on July 27, 2023 (the “Second Tranche Amount”), which was used to fund payment of the $10.0 million upfront license fee due under the Pharmosa License Agreement. On January 5, 2024, an additional $25.0 million of the Investment Amount was funded. On September 12, 2024, an additional $32.5 million of the Investment Amount was funded. See Note 12 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for information regarding repayment.

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

We expect that, excluding any future YUTREPIA product revenue, our cash and cash equivalents will be sufficient to fund operations, capital expenditures, and RIFA payments and allow us to remain in compliance with our minimum cash covenants pursuant to the RIFA for at least twelve months from the issuance date of these condensed consolidated financial statements. If we have not received full FDA approval and generated sufficient cash from product sales of YUTREPIA or are unable to access additional capital by the date of issuance of our fiscal year 2024 consolidated financial statements, we expect there would be substantial doubt about our ability to continue as a going concern as of that date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect, which would have a material impact on our operations. See Note 1 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for information regarding our ability to continue as a going concern.

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

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Nine Months Ended
	September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(72,609)	$(25,582)
Investing activities	(3,661)	(11,082)
Financing activities	196,959	19,606
Net increase (decrease) in cash and cash equivalents	$120,689	$(17,058)

Operating Activities

Net cash used in operating activities increased $47.0 million to $72.6 million for the nine months ended September 30, 2024 compared to $25.6 million for the nine months ended September 30, 2023. The increase was primarily due to $38.7 million higher net loss adjusted for non-cash items and unfavorable working capital changes of $8.3 million.

Investing Activities

Net cash used in investing activities was $3.7 million for the nine months ended September 30, 2024 compared to $11.1 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, net cash used in investing activities related to property, plant and equipment purchases. During the nine months ended September 30, 2023, we made a $10.0 million upfront license fee payment to Pharmosa for the exclusive license in North America to develop and commercialize L606 and paid $1.1 million for property, plant and equipment purchases.

Financing activities

Net cash provided by financing activities was $197.0 million during the nine months ended September 30, 2024, compared to $19.6 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we received $138.9 million net proceeds from the sale of common stock primarily relating to the 2024 Offering and 2024 Private Placement, $57.5 million net proceeds from the RIFA, and $2.9 million from the issuance of common stock under stock incentive plans. These inflows were offset by $2.7 million in payments under the RIFA. During the nine months ended September 30, 2023, we received $41.7 million net proceeds from the RIFA of which $22.2 million was used to repay our indebtedness to Silicon Valley Bank.

Contractual Obligations and Commitments

Milestone and Royalty Obligations

Under the UNC License Agreement, the Company is obligated to pay UNC royalties equal to a low single digit percentage of all net sales of drug products whose manufacture, use or sale includes any use of the technology or patent rights covered by the UNC License Agreement, including YUTREPIA.

In March 2012, we entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to our manufacturing capabilities during the term of the agreement. We agreed to pay future contingent milestones and royalties, totaling no more than $1.5 million, $0.2 million of which was accrued as of September 30, 2024.

In December 2022, we entered into a Device Development and Supply Agreement (the “Pump Development Agreement”) with Mainbridge Health Partners, LLC (“Mainbridge”) and Sandoz Inc. (“Sandoz”). The Pump Development Agreement provides for the cooperation between us, Sandoz and Mainbridge to develop a new pump that is suitable for the subcutaneous administration of Treprostinil Injection. Mainbridge will perform all development, validation and testing activities required for the pump and related consumables in anticipation of submitting a 510(k) clearance application for the pump to the FDA. In connection with the Pump Development Agreement, we and Sandoz have agreed to pay Mainbridge certain future contingent milestone payments in accordance with the terms and conditions set forth therein.

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

As of September 30, 2024, we have non-cancelable commitments for product supply and manufacturing costs of approximately $14.7 million.

Lease Obligations

We have operating lease obligations including rental amounts due on leases of certain laboratory, manufacturing and office space and equipment under the terms of non-cancelable operating leases. These leases expire at various times through October 2026. Minimum operating lease payments are $0.3 million in the remaining three months of 2024, $1.4 million in 2025, and $1.2 million in 2026.

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

Revenue Interest Financing Agreement

We recognized a liability related to amounts received in January 2023, July 2023, January 2024, and September 2024 pursuant to the RIFA with HCR under ASC 470-10, Debt and ASC 835-30, Interest - Imputation of Interest. The liability will be accreted under the effective interest method based upon the estimated amount of future payments to be made pursuant to the RIFA. If the timing or amounts of any estimated future payments change, we will prospectively adjust the effective interest and the related amortization of the liability. A significant increase or decrease in these estimates could materially impact the liability balance and related interest expense. See Note 12 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information.

Prelaunch Inventory

We capitalize prelaunch inventory prior to receiving regulatory approval if regulatory approval and subsequent commercialization of a product is probable and we also expect future economic benefit from the sales of the product to be realized. Prior to this conclusion, we expense prelaunch inventory as research and development expense in the period incurred. For prelaunch inventory that is capitalized, we consider a number of specific facts and circumstances, including the product’s historical shelf life, the product's current status in the development and regulatory approval process, results from related clinical trials, results from meetings with relevant regulatory agencies prior to the filing of regulatory applications, potential obstacles to the approval process, viability of commercialization and market trends. In late 2023, based on our assessment of the legal and regulatory process related to YUTREPIA, we concluded that we met the criteria to capitalize expenditures for prelaunch inventory. We capitalized $7.4 million of prelaunch inventory as of September 30, 2024 and none as of December 31, 2023. We do not have an allowance for inventory obsolescence as of September 30, 2024. If either regulatory approval or market acceptance post-approval of YUTREPIA do not occur at all or on a timely basis prior to the inventory shelf-life expiration, we may be required to write-off some or all prelaunch inventory, which could affect our financial condition and financial results.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following is a summary of the principal risk factors described in this section:

●	We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. The future viability of our company will depend on our ability to fund future operations and capital requirements with potential sales of any approved product candidates and/or with additional capital from external financing.
●	We have a history of losses and our future profitability remains uncertain.
●	We are primarily dependent on the success of our product candidates, YUTREPIA and L606, and these product candidates may fail to receive final marketing approval (in a timely manner or at all) for some or all of the indications for which we are seeking approval or may not be commercialized successfully.
●	United Therapeutics has initiated multiple lawsuits against us in which it has claimed that YUTREPIA is infringing its patents, a separate lawsuit against us that we and a former United Therapeutics employee, who later joined us as an employee, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices, and a separate lawsuit against the FDA asserting that the FDA improperly accepted for review an amendment to our NDA for YUTREPIA. These lawsuits, and other lawsuits that United Therapeutics may file in the future, may result in our company being further delayed in its efforts to commercialize YUTREPIA or result in substantial damage claims against us if we launch YUTREPIA and we are later found to infringe.
●	Liquidia PAH does not hold the FDA regulatory approval for Treprostinil Injection, the RG Cartridge or pumps used to administer Treprostinil Injection and is dependent on Sandoz, Chengdu and the pump manufacturers to manufacture and supply Treprostinil Injection, the RG Cartridge and pumps used to administer Treprostinil Injection, respectively, in compliance with FDA requirements, and is more broadly dependent on their FDA and healthcare compliance relative to Treprostinil Injection, the RG Cartridge and the pumps used to administer Treprostinil Injection, respectively.
●	Treprostinil Injection is presently administered subcutaneously via ICU Medical’s CADD-MS 3 infusion pump. ICU Medical no longer manufactures the CADD-MS 3 infusion pump and has indicated its intention to discontinue service and maintenance of CADD-MS 3 infusion pumps after January 1, 2025. Should components of the CADD-MS 3 pump become unavailable, ICU Medical’s ability to service and maintain such pumps may terminate earlier than anticipated. For instance, during 2022 we became aware of a potential shortage of a critical component of the CADD-MS 3 infusion pump that may cause the number of CADD-MS 3 infusion pumps available for the administration of Treprostinil Injection to be depleted prior to January 1, 2025. In the event the specialty pharmacies are unable to access sufficient quantities of operable pumps or in the event we are unable to identify or develop a new pump prior to the current pumps becoming unavailable, the commercial success of Treprostinil Injection may be adversely affected.
●	Sales of Treprostinil Injection are dependent on market acceptance of generic treprostinil for parenteral administration and the medical devices used for administration of Treprostinil Injection, including the ICU Medical infusion pumps, any future pumps that we develop, and the RG Cartridge, by patients, health care providers and by third-party payors, while interactions with these persons and entities are subject to compliance requirements. The commercial success of Treprostinil Injection may also be impacted by increasing generic competition which may result in declining prices for Treprostinil Injection.
●	We expect that we will need further financing for our existing business and future growth, which may not be available on acceptable terms, if at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations. The failure to obtain further financing may also prevent us from capitalizing on other potential product candidates or indications which may be more profitable than YUTREPIA and/or L606 or for which there may be a greater likelihood of success.
●	We face significant competition from large pharmaceutical companies, among others, in developing our products and in gaining regulatory approval to bring them to market in time to achieve commercial success, and our operating results will suffer if we are unable to compete effectively, including if one or more such products have a superior product profile to YUTREPIA and/or L606.
●	Our financing facility with HCR contains operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in HCR taking possession and disposing of any collateral.
●	Our products may not achieve market acceptance or third-party payor coverage.
●	Our product candidates are based on proprietary, novel technology, which have not been used to manufacture any products that have been previously approved by the FDA, making it difficult to predict the time and cost of development and of subsequently obtaining final regulatory approval. In addition, we may experience unexpected challenges as we ramp up our manufacturing capacity to meet demand or during commercial manufacturing, which may result in our inability to supply sufficient quantities of product to meet demand.
●	Our business and operations may be adversely affected by the effects of health epidemics.
●	We may not be able to build or maintain a commercial operation, including establishing and maintaining marketing and sales capabilities or entering into agreements with third parties to market and sell our drug products.
●	We depend on third parties for clinical and commercial supplies, including single suppliers for the active ingredient, the device, encapsulation and packaging of YUTREPIA and single suppliers for the drug product and device for L606. In the event of any disruption in these supplies, our ability to develop and commercialize, and the timeline for commercialization of, YUTREPIA and/or L606 may be adversely affected.
●	We rely on third parties to conduct our preclinical studies and clinical trials.
●	We may become involved in litigation to protect our intellectual property, to enforce our intellectual property rights or to defend against claims of intellectual property infringement by third parties, which could be expensive, time-consuming and may not be successful.
●	We depend on skilled labor, and our business and prospects may be adversely affected if we lose the services of our skilled personnel, including those in senior management, or are unable to attract new skilled personnel.
●	We expect that the market price of our common stock may be volatile, and you may lose all or part of your investment.

●	As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the trading price of our shares.

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

We are subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations. We expect to incur significant expenses and may incur significant operating losses for the foreseeable future as we advance product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. We do not expect to generate significant revenue unless and until we are able to obtain marketing approval for and successfully commercialize one or more of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we would incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. If we have not received full FDA approval and generated sufficient cash from product sales of YUTREPIA or are unable to access additional capital by the date of issuance of our fiscal year 2024 consolidated financial statements, we expect there would be substantial doubt about our ability to continue as a going concern as of that date. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect, which would have a material impact on our operations. Even if our development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales. The future viability of our company will depend on our ability to fund future operations and capital requirements with potential sales of any approved product candidates and/or with additional capital from external financing. We may seek additional funding through public or private financings, debt financing or collaboration. Our inability to obtain funding, when needed, would have a negative impact on our financial condition and ability to pursue our business strategies.

We have a history of losses and our future profitability remains uncertain.

We have incurred net losses of $92.0 million during the nine months ended September 30, 2024, and $78.5 million and $41.0 million during the years ended December 31, 2023 and 2022, respectively. We also had negative operating cash flows for each of these periods. As of September 30, 2024, we had an accumulated deficit of $521.1 million.

Since our incorporation, we have invested heavily in the development of our product candidates and technologies, as well as in recruiting management and scientific personnel. To date, we have not commenced the commercialization of our product candidates and all of our revenue has been derived from up-front fees and milestone payments made to us in connection with licensing and collaboration arrangements we have entered into and the Promotion Agreement, under which we share in the profit derived from the sale of Treprostinil Injection in the United States. These up-front fees and milestone payments have been, and combined with revenue generated from Treprostinil Injection may continue to be, insufficient to match our operating expenses. We expect to continue to devote substantial financial and other resources to the clinical development of our product candidates and, as a result, must generate significant revenue to achieve and maintain profitability or we will need to raise additional capital to continue funding clinical development. We may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow.

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

Our financing facility with HCR contains operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in HCR taking possession and disposing of any collateral.

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

We are using the net proceeds of our financing facility with HCR, our September 2024 public equity offering, the September 2024 Private Placement, the January 2024 Private Placement, our December 2023 public equity offering, the December 2023 Private Placement and prior public and private equity offerings to support the development and commercialization of YUTREPIA, including the potential commercial launch of YUTREPIA in the event of final FDA approval, the commercialization of Treprostinil Injection, the development and servicing of pumps for the administration of Treprostinil Injection, the development of L606, and for general corporate purposes. Our management has broad discretion in the application of such proceeds and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish cash flows available to service our obligations to HCR, cause the value of our equity to decline and delay the development of our product candidates. Pending their use, we may invest such proceeds in short-term, investment-grade, interest-bearing securities, which may not yield favorable returns.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change”, generally defined as a greater than 50.0% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. With our September 2024 public equity offering, the September 2024 Private Placement, the January 2024 Private Placement, our December 2023 public equity offering, the December 2023 Private Placement, our April 2022 public equity offering, our 2021 private placement, the closing of the RareGen acquisition in November 2020, our July 2020 public equity offering, our December 2019 private placement, issuances under our prior at-the-market facility, our March 2019 follow-on equity offering and our July 2018 initial public offering, as well as other past transactions, we may have already triggered an “ownership change” limitation. We have not completed a formal study to determine if any “ownership changes” within the meaning of IRC Section 382 have occurred. If “ownership changes” within the meaning of Section 382 of the Code have occurred, and if we earn net taxable income, our ability to use our net operating loss carryforwards and research and development tax credits generated since inception to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us and could require us to pay U.S. federal income taxes earlier than would be required if such limitations were not in effect. Similar rules and limitations may apply for state income tax purposes.

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

The degree of market acceptance of Treprostinil Injection will depend on a number of factors, including:

●	the efficacy, safety and potential advantages compared to alternative treatments;
●	our ability to offer Treprostinil Injection for sale at competitive prices (generic drug prices, after initial generic entry, have been observed to decline with the entrance of additional generic competition);
●	the convenience and ease of administration compared to alternative treatments;
●	product labeling or product insert requirements of the FDA or foreign regulatory authorities, including any limitations or warnings contained in a product’s approved labeling, including any black box warning;
●	the willingness of the target patient population to try new treatments, including the generic version of a brand, and of physicians to prescribe such treatments;
●	our ability to hire and retain sales and marketing personnel and their ability to support Sandoz under the Promotion Agreement;
●	the strength of Sandoz’s manufacturing and distribution support;
●	the requirement by third-party payors to use generic treprostinil for parenteral administration in place of Remodulin;
●	our ability to maintain availability of medical devices used to administer Treprostinil Injection and preferences of the target patient population and health care providers regarding the medical devices used to administer Treprostinil Injection versus medical devices used to administer Remodulin;
●	the availability of third-party coverage and adequate reimbursement for Treprostinil Injection;
●	the prevalence and severity of any side effects;
●	any restrictions on the use of Treprostinil Injection together with other medications;
●	our and Sandoz’s ability to maintain relationships with the specialty pharmacies; and
●	the services provided by specialty pharmacies related to use of Treprostinil Injection.

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

In addition, to administer Treprostinil Injection through subcutaneous injection, patients currently must use the CADD-MS 3 infusion pump manufactured by ICU Medical. ICU Medical no longer manufactures the CADD-MS 3 infusion pump and has indicated that they will no longer support the CADD-MS 3 infusion pump. Although we believe that the number of available CADD-MS 3 infusion pumps will be sufficient to serve patients through 2025, it is possible that the availability of CADD-MS 3 infusion pumps could end earlier. Due to this limitation in the availability of pumps, specialty pharmacies will limit the number of patients that they place on subcutaneous Treprostinil Injection therapy in order to ensure that patients placed on subcutaneous administration of Treprostinil Injection will not have to discontinue such treatment due to the unavailability of pumps. Until we are able to obtain a pump to replace the CADD-MS 3, the number of patients that can receive subcutaneous administration of Treprostinil Injection will continue to be constrained, which would continue to adversely affect sales of Treprostinil Injection.

We are seeking to work with third parties to develop or procure other pumps that can be used to administer Treprostinil Injection in the future. For example, we have entered into an agreement with Sandoz and Mainbridge to develop a new pump that can be used to administer Treprostinil Injection in the future. Such pumps will require FDA 510(k) clearance before they can be sold. There is no guarantee that we or our partners will receive FDA 510(k) clearance for any such pumps or, even if they do receive FDA 510(k) clearance for any such pumps, that they will do so in a timely manner. For example, we have still not submitted a 510(k) clearance application and are currently uncertain when, if ever, such a 510(k) clearance application will be submitted. If we are unable to identify, develop and obtain any required FDA clearance for new pumps for the subcutaneous administration of Treprostinil Injection prior to the unavailability of the CADD-MS 3, we may no longer be able to serve patients with Treprostinil Injection through the subcutaneous route of administration.

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

In connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, we provided a new notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed a complaint for patent infringement against us in the U.S. District Court for the District of Delaware (Case No. 1:23-cv-00975-RGA) (the “New Hatch-Waxman Litigation”). In the New Hatch-Waxman Litigation, United Therapeutics is asserting that the Company infringes U.S. Patent No. 11,826,327, or the ‘327 Patent, entitled “Treatment for Interstitial Lung Disease.” In February 2024, United Therapeutics filed a motion seeking a preliminary injunction to prevent us from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA for the treatment of PH-ILD. Judge Andrews denied the motion for a preliminary injunction in May 2024. Discovery in the case remains ongoing.

Although we do not believe United Therapeutics is entitled to a new 30-month stay or a preliminary injunction in connection with the New Hatch-Waxman Litigation, it is possible that the Court could rule that a new mandatory 30- month delay has been triggered with respect to the approval of the 505(b)(2) NDA application or that a preliminary injunction is warranted.

In February 2024, United Therapeutics also filed a lawsuit against the FDA, challenging the FDA’s acceptance of our amended NDA for review (the “Original FDA Litigation”). In March 2024, United Therapeutics filed a motion for a temporary restraining order in the Original FDA Litigation, seeking to enjoin the FDA from approving our NDA for YUTREPIA with respect to the indication to treat PH-ILD. United Therapeutics’ motion was denied in March 2024. In May 2024, both we and the FDA filed motions to dismiss United Therapeutics’ complaint. Prior to the Court’s ruling on the motions to dismiss, United Therapeutics voluntarily dismissed its complaint in the Original FDA Litigation without prejudice. In September 2024, United Therapeutics re-asserted its challenge to FDA’s acceptance of our amended NDA for review as a cross claim in the lawsuit we instituted against the FDA in August 2024 (the “New FDA Litigation”). Although we do not believe the arguments of United Therapeutics have merit, it is possible that the Court could rule that the FDA must reject the amendment to the YUTREPIA NDA to add PH-ILD to the label, in which case we may be required to later file a supplement to our NDA to add PH-ILD to the label. If we are required to file a supplement to add PH-ILD to the label for YUTREPIA, although we do not believe United Therapeutics would be entitled to a new 30-month stay, it is possible that the FDA or a Court could rule that a new mandatory 30-month delay has been triggered with respect to the supplement.

In addition, United Therapeutics may seek to assert newly issued patents against us, including U.S. Patent Number 11,723,887, and may seek to enjoin the FDA from granting final approval to YUTREPIA or enjoin us from launching YUTREPIA through one or more additional legal proceedings.

As a result of this litigation instituted to date and potential litigation that may be instituted in the future, we may be subject to significant delay and incur substantial additional costs in litigation before we are able to commercialize YUTREPIA, if at all. In addition, if United Therapeutics is successful in any of its claims that it has brought to date or any claims it may bring in the future, we may be unable to commercialize YUTREPIA for the treatment of one or more indications or at all until the expiration of the applicable United Therapeutics patents, which could materially harm our business. For example, in the event United Therapeutics prevails with respect to its claims regarding the ‘327 Patent, it is possible that an injunction could be issued, preventing the FDA from granting final approval for YUTREPIA for PH-ILD or forcing the FDA to revoke any prior approval for YUTREPIA for PH-ILD. Also, although United Therapeutics’ initial requests for injunctive relief have been denied, if United Therapeutics is successful in obtaining a preliminary injunction or temporary restraining order in the New Hatch-Waxman Litigation or the New FDA Litigation, we could be limited to commercializing YUTREPIA only for the PAH indication for an extended time period.

In December 2021, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, alleging that we and Robert Roscigno (“Dr. Roscigno”), a former United Therapeutics employee, who later joined us as an employee many years after terminating his employment with United Therapeutics, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. In January 2024, Dr. Roscigno filed a motion for summary judgment on all claims, but the motion was denied in July 2024. In addition, in July 2024, the Company filed a motion for summary judgment with respect to all claims. Briefing on the Company’s motion is complete and a hearing has been scheduled for December 19, 2024.

In May 2024, United Therapeutics filed a second complaint in the Superior Court in Durham County, North Carolina, against Dr. Roscigno, alleging that he breached prior employment agreements with United Therapeutics by failing to assign to United Therapeutics his interest in patents obtained by the Company that relied upon or benefitted from certain inventions, discoveries, materials, authorship, derivatives and results developed by Dr. Roscigno while he was employed by United Therapeutics. The Company was also named as a defendant in this new lawsuit. As part of the lawsuit, United Therapeutics alleges that Dr. Roscigno misappropriated certain intellectual property of United Therapeutics which led to the development of YUTREPIA. The complaint also seeks declaratory judgement such that all right, title and interest in and to any patentable or unpatentable inventions, discoveries, and ideas made or conceived by Dr. Roscigno while employed by the Company should be assigned and transferred to United Therapeutics because they involved the use of United Therapeutics’ confidential information. On July 30, 2024, the Company filed a motion to dismiss all claims. Briefing on the motion is complete and a hearing has been scheduled for December 19, 2024.

Success in a lawsuit, including in any such lawsuit with respect to some patents or some claims in a given patent, does not mean that we will be similarly successful upon appeal of those decisions. In addition, success in one proceeding, including with respect to a given patent, patent claim or trade secret in one proceeding, does not mean we will be similarly successful with respect to that same or a similar patent, patent claim or trade secret in another proceeding.

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

In addition to treprostinil-based therapies, other classes of therapeutic agents for the treatment of PAH include the following:

●	IP-agonists, such as selexipag, marketed by Actelion, and ralinepeg, licensed from Arena Pharmaceuticals, Inc. by United Therapeutics, which is currently in clinical development.
●	Endothelin receptor antagonists, such as bosentan and macitentan, both marketed by Actelion, and ambrisentan, marketed by Gilead. Generic versions of bosentan and ambrisentan are currently available.
●	PDE-5 inhibitors, such as tadalafil, marketed by United Therapeutics, and sildenafil, marketed by Pfizer Inc. Generic versions of both tadalafil and sildenafil are currently available.
●	Soluble guanylate cyclase (sGC) stimulator, such as oral riociguat marketed by Bayer for PAH, and inhaled mosliciguat being developed by Pulmovant for PH-ILD.
●	Activin signaling inhibitor, such as sotatercept marketed by Merck & Co, and KER-012 being developed by Keros Therapeutics

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

There are a number of competitors seeking marketing approval and/or regulatory exclusivity with respect to products that are or would be competitive to our product candidate. Thus, we face the risk that one of our competitors will be granted marketing approval and/or regulatory exclusivity before we are able to obtain FDA approval for our product candidate. In that case, as stated above, there is the possibility that such a competitor would be able to prevent us from obtaining approval of and marketing our product candidate until the expiration of the competitor’s term of FDA regulatory exclusivity, which could be a term of three years for so-called New Clinical Investigation exclusivity, or could conceivably be for longer periods of time if the competitor is successful in being granted other forms of FDA regulatory exclusivity which might include, for example, Orphan Disease Designation exclusivity (seven years), New Chemical Entity exclusivity (five years), or Pediatric exclusivity (six months beyond other existing exclusivities or patent terms). For example, United Therapeutics was recently awarded New Clinical Investigation exclusivity for Tyvaso DPI, which will expire in May 2025. As a result, unless we are successful in having such exclusivity overturned, the FDA will be unable to approve YUTREPIA until after the exclusivity expires in May 2025. In the event United Therapeutics sought and was able to obtain one or more other regulatory exclusivities with respect to Tyvaso DPI, it could further significantly delay our ability to obtain final approval for YUTREPIA. Even if the FDA does not recognize any new regulatory exclusivity for United Therapeutics, United Therapeutics could challenge the FDA’s decision and seek an injunction to prevent approval of YUTREPIA in one or more indications until such challenge has been decided.

In addition, if one of our competitors is granted marketing approval before we are able to obtain FDA approval for our product candidates, as was the case with respect to the approval of United Therapeutics’ Tyvaso DPI product, such competitors will be able to promote and market their products before we are able to do so, which may place us at a competitive disadvantage in the marketplace.

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

We received tentative approval of our NDA for YUTREPIA for the treatment of PAH and PH-ILD in August 2024. However, our receipt of tentative approval does not mean that we will receive final approval of our NDA for YUTREPIA in a timely manner or at all or that we will receive final approval for both indications. United Therapeutics has invested considerable time and resources in an effort to block final approval of YUTREPIA, and expectations related to final FDA approval and projected product launch timelines are impacted by ongoing litigation following lawsuits filed by United Therapeutics. For instance, in connection with an amendment to our NDA filed on July 24, 2023 to add PH-ILD as an indication for YUTREPIA, we provided a new notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed the New Hatch-Waxman Litigation, again asserting infringement by the Company of the ‘793 Patent, which lawsuit was amended on November 30, 2023, to add claims asserting infringement of the ‘327 Patent. Although the claims related to the ‘793 Patent were subsequently withdrawn, in February 2024, United Therapeutics also filed a motion seeking a preliminary injunction to prevent us from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA for the treatment of PH-ILD. That motion for preliminary injunction was denied, but United Therapeutics may still seek injunctive relief in the future. In September 2024, United Therapeutics also filed a cross claim in the New FDA Litigation, seeking to enjoin the FDA from approving our NDA for YUTREPIA with respect to the indication to treat PH-ILD. Although we do not believe United Therapeutics is entitled to any injunction or temporary restraining order in the New Hatch-Waxman Litigation or the New FDA Litigation, it is possible that the Court could rule that the FDA must reject the amendment to the YUTREPIA NDA to add PH-ILD to the label or that, even if YUTREPIA has launched for both PAH and PH-ILD, the Company must remove PH-ILD from the label for YUTREPIA.

In addition, a drug product that is granted tentative approval, like YUTREPIA, may be subject to additional review before final approval, particularly if tentative approval was granted more than three years before the earliest lawful approval date. The FDA’s tentative approval of YUTREPIA for the treatment of PAH and PH-ILD was based on information available to FDA at the time of the tentative approval letter (i.e., information in the application and the status of current good manufacturing practices of the facilities used in the manufacturing and testing of the drug product) and is therefore subject to change on the basis of new information that may come to FDA’s attention. A new drug product may not be marketed until the date of final approval.

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

We cannot assure you that we will receive final marketing approval for YUTREPIA or L606 or, even if we do receive final marketing approval, the indications for which they will be approved. The FDA or comparable regulatory authorities in other countries may delay, limit or deny final approval of our product candidate for various reasons. For example, such authorities may disagree with the design, scope or implementation of our clinical trials, or with our interpretation of data from our preclinical studies or clinical trials. Further, there are numerous FDA personnel assigned to review different aspects of an NDA, and uncertainties can be presented by their ability to exercise judgment and discretion during the review process. During the course of review prior to final approval, the FDA may request or require additional preclinical, clinical, chemistry, manufacturing, and control (CMC) or other data and information or conduct additional inspections. If any additional issues were identified in such information requests or inspections or if FDA determines that we failed to include required CMC information in the NDA for our products, including YUTREPIA, we may be delayed in obtaining final approval or may be unable to obtain final approval. Furthermore, responses to FDA’s requests may be time-consuming and expensive. Status as a combination product, as is the case for YUTREPIA and L606, may complicate or delay the FDA review process. Product candidates that the FDA deems to be combination products, such as YUTREPIA and L606, or that otherwise rely on innovative drug delivery systems, may face additional challenges, risks and delays in the product development and regulatory approval process. Additionally, the FDA could delay approval of YUTREPIA and/or L606 even if approvable after completing its review. For example, Tyvaso DPI was granted regulatory exclusivity that will delay final approval of YUTREPIA until after the exclusivity expires in May 2025. If a competing product comprised of an inhaled dry-powder formulation of treprostinil, such as Tyvaso DPI, is granted additional regulatory exclusivity, that could delay the final approval of YUTREPIA until said exclusivity expires. Moreover, the applicable requirements for approval may differ from country to country. It is also possible that recent decisions by the United States Supreme Court, eliminating court deference to decisions by administrative agencies, may delay any final decisions from the FDA as it considers how to implement this new ruling into its decision-making process.

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

The FDA may require us to perform additional clinical trials to support any change from the reference listed drug, which could be time-consuming and substantially delay our receipt of marketing approval. Also, as has been the experience of others in our industry, our competitors may file citizen petitions or other correspondence with the FDA or lawsuits against the FDA to contest approval of our NDA, which may delay or even prevent the FDA from approving any NDA that we submit under the 505(b)(2) regulatory pathway. For instance, United Therapeutics has a lawsuit against the FDA and recently filed a citizen petition in an attempt to prevent or delay the approval of YUTREPIA. If an FDA decision or action relative to our product candidate, or the FDA’s interpretation of Section 505(b)(2) more generally, is successfully challenged, it could result in delays or even prevent the FDA from approving a 505(b)(2) application for our product candidates or for certain indications for our product candidates. Even if we are able to utilize the 505(b)(2) regulatory pathway, the approval of a drug developed under the 505(b)(2) regulatory pathway may be delayed by one or more regulatory exclusivities. For example, Tyvaso DPI was recently granted New Clinical Investigation exclusivity, which has delayed final approval of YUTREPIA until after the exclusivity expires in May 2025. Also, a drug approved via this pathway may be subject to the same post-approval limitations, conditions and requirements as any other drug.

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

It is also not uncommon for a manufacturer of an approved product, such as United Therapeutics, to file a citizen petition or other correspondence with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products or to take other actions, such as engaging in litigation with the FDA to enjoin approval of a competing product. If successful, such petitions, correspondence or litigation can significantly delay, or even prevent, the approval of the new product. For example, United Therapeutics is currently pursuing litigation under the Administrative Procedures Act, seeking to require the FDA to reject our amendment to the YUTREPIA NDA to add PH-ILD to the label. Even if the FDA ultimately prevails in such litigation, the FDA may substantially delay approval while it considers and responds to the petition or correspondence and is engaged in litigation or the FDA may be temporarily enjoined by a court from granting approval until the court has ruled on United Therapeutics’ request.

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

For example, we currently rely on a sole supplier for treprostinil, the active pharmaceutical ingredient of YUTREPIA, which sources treprostinil from a manufacturer in South Korea, with whom we have a long-term supply agreement. If our supplier is unable to supply treprostinil to us in the quantities we require, or at all, or otherwise defaults on its supply obligations to us, or if it ceases its relationship with us, we may not be able to obtain alternative supplies of treprostinil from other suppliers on acceptable terms, in a timely manner, or at all. We also rely on a sole supplier located in Tampa, Florida for encapsulation and packaging services, with whom we have a long-term contract. Furthermore, YUTREPIA is administered using the RS00 Model 8 DPI, which is manufactured by Plastiape, which is located in Italy. In the event of any prolonged disruption to our supply of treprostinil, the encapsulation and packaging services, or the manufacture and supply of RS00 Model 8 DPI, our ability to develop and commercialize, and the timeline for commercialization of, YUTREPIA may be adversely affected.

We also rely upon Chengdu for the manufacture and supply of RG Cartridges for the subcutaneous administration of Treprostinil Injection and upon ICU Medical for ongoing servicing and support of the CADD-MS 3, CADD Legacy and CADD-Solis infusion pumps. In the event of any disruption to our supply of RG Cartridges or any disruption in the availability of parts or servicing for the CADD-MS 3, CADD Legacy and CADD-Solis infusion pumps, sales of Treprostinil Injection may be adversely affected.

In addition, ICU Medical has indicated that they will no longer support the CADD MS-3. Although we believe that the number of available CADD-MS 3 infusion pumps will be sufficient to continue serving patients through the end of 2025, we are relying upon Mainbridge for the development of new pumps for the subcutaneous administration of Treprostinil Injection to replace the CADD MS-3. In addition, we have still not submitted a 510(k) clearance application and are currently uncertain when, if ever, such a 510(k) clearance application will be submitted. If we are unable to identify options to maintain the availability of the existing CADD MS-3 pumps until the new pumps are cleared by the FDA, sales of Treprostinil Injection may be adversely affected.

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

If any of our sole source suppliers are adversely affected by geopolitical events, natural disasters or other events that disrupt or adversely affect their operations or their ability to supply us, our business may be adversely affected.

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

In particular, under the Hatch-Waxman Act, the owner of patents listed on the Orange Book and referenced by an NDA applicant may bring patent infringement suit against the NDA applicant after receipt of the NDA applicant’s notice of paragraph IV certification. For example, in connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, a new notice of the paragraph IV certification was provided to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, United Therapeutics filed the New Hatch-Waxman Litigation, in which it sought a preliminary injunction. While the motion for a preliminary injunction was denied, United Therapeutics may still seek injunctive relief in the New Hatch-Waxman Litigation. Although we do not believe United Therapeutics is entitled to a preliminary injunction in connection with the New Hatch-Waxman Litigation, it is possible that the Court could enjoin us from commercializing YUTREPIA for the treatment of PH-ILD.

In addition, United Therapeutics may seek to assert newly issued patents against us, including U.S. Patent Number 11,723,887, and may seek to enjoin the FDA from granting final approval to YUTREPIA or enjoin us from launching YUTREPIA, including through temporary restraining orders or injunctions that they may seek in the New FDA Litigation.

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

As of October 30, 2024, 84,636,621 shares of our Common Stock were outstanding, of which 76,405,243 shares of Common Stock, or 90.3% of our outstanding shares as of October 30, 2024, are freely tradable without restriction or further registration under the Securities Act, provided however, some of these shares are held by persons deemed to be

“affiliates” under the Securities Act, including our officers and directors, as well as our principal stockholders, and may not be sold except: (i) in compliance with Rule 144 under the Securities Act or (ii) pursuant to any other applicable exemption under the Securities Act. The remaining 8,231,378 shares held by our stockholders as of October 30, 2024 have not been registered under the Securities Act and may be only be sold (i) pursuant to an effective registration statement under the Securities Act covering the sale of those shares, (ii) in compliance with Rule 144 under the Securities Act or (iii) pursuant to any other applicable exemption under the Securities Act.

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

The trading prices of the securities of pharmaceutical and biotechnology companies have been highly volatile. As such, the trading price of our Common Stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our Common Stock may be influenced by many factors, including:

●	results of any clinical trials of any product candidate we may develop, including L606, or those of our competitors;
●	the success of Sandoz’s Treprostinil Injection to which we have commercial rights pursuant to the Promotion Agreement;
●	the market acceptance of the RG Cartridge for the subcutaneous administration of Treprostinil Injection;
●	whether Mainbridge is able to complete the development of a new pump for the subcutaneous administration of Treprostinil Injection and obtain FDA clearance on a timely basis or at all;
●	our cash resources;
●	the approvals or success of competitive products or technologies;
●	potential approvals of any product candidate we may develop, including YUTREPIA and L606, for marketing by the FDA or equivalent foreign regulatory authorities (and, if approved, the scope of the indications for which such product candidates are approved) or any failure to obtain such approvals;
●	our involvement in significant lawsuits, such as stockholder litigation, litigation involving the FDA, including the New FDA Litigation, or litigation related to intellectual property, including inter partes review proceedings and Hatch-Waxman litigation with originator companies or others which may hold patents, including the ongoing litigation in connection with the patents, trade secrets and confidential information that United Therapeutics has asserted against us;
●	regulatory or legal developments in the United States and other countries;
●	the results of our efforts to commercialize any product candidate we may develop, including YUTREPIA and L606, in the event we receive final approval from the FDA;
●	developments or disputes concerning patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
●	general economic, industry and market conditions; and

●	the other factors described in this “Risk Factors” section.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 39.0% of our capital stock as of October 30, 2024. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of our board of directors (the “Board”), and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

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

We are a “smaller reporting company” as defined under Rule 12b-2 of the Exchange Act. As of December 31, 2023, we are no longer an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012. As a smaller reporting company, we may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our Common Stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and our Common Stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. Based on the closing price of our common stock on June 30, 2024 we will remain a smaller reporting company through at least the end of 2025. To the extent we take advantage of any reduced disclosure obligations, it may make it harder for investors to analyze the Company’s results of operations and financial prospectus in comparison with other public companies.

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

In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen). It is possible that hostilities with Hezbollah in Lebanon will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries will join the hostilities. Such clashes may escalate in the future into a greater regional conflict.

Furthermore, because of current geopolitical tensions, the Biden administration has recently signed multiple executive orders regarding China. One particular executive order titled Advancing Biotechnology and Biomanufacturing Innovation for a Sustainable, Safe, and Secure American Bioeconomy, signed on September 12, 2022, will likely impact the pharmaceutical industry to encourage U.S. domestic manufacturing of pharmaceutical products. Moreover, there have been Congressional legislative proposals, such as the recent bill titled the BIOSECURE Act, to discourage contracting with Chinese companies on the development or manufacturing of pharmaceutical products. The BIOSECURE Act passed the U.S. House of Representatives on September 9, 2024. The version of the BIOSECURE Act that passed the U.S. House of Representatives included a grandfather clause that would allow contracts entered into with the Chinese companies named therein prior to the effective date of such legislation until January 1, 2032. The BIOSECURE Act must also pass the U.S. Senate before going to President Biden for either his veto or signature, and it is uncertain whether the bill will be brought to the floor for a vote by the U.S. Senate before the current legislative session expires on January 3, 2025. Any additional executive orders or legislative action regarding or potential sanctions on China could materially impact our current manufacturing partners.

Although our business has not been materially impacted by these geopolitical tensions to date, such matters may affect our business and it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of the military action, sanctions, actual or perceived political instability and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

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

Further, the recent presidential election and congressional seat turnover may result in increased regulatory and economic uncertainty. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the level of oversight and focus on the pharmaceutical industry; however, the nature, timing and economic and political effects of such potential changes remain highly uncertain. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, financial condition and results of operations.

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

Further, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ Medicaid Drug Rebate Program rebate liability is capped at 100% of the average manufacturer price for a covered outpatient drug. In addition, on September 20, 2024, the Centers for Medicare & Medicaid Services issued a final rule titled “Medicaid Program; Misclassification of Drugs, Program Integrity Updates Under the Medicaid Drug Rebate Program” which may impact our reimbursement and rebate strategy. We expect that other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to price our products at what we consider to be a fair or competitive price, generate revenue, attain profitability, or commercialize our product candidates, if approved.

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

There is also a great degree of uncertainty regarding how the recent U.S. Supreme Court decisions, including Loper Bright Enterprises v. Raimondo and Corner Post, Inc. v. Board of Governors of the Federal Reserve System, will impact FDA’s enforcement and decision-making authority. Loper Bright explicitly overturned Chevron deference, which previously gave judicial deference to administrative action by agencies in the executive branch. Further, the Supreme Court’s decision in Corner Post may result in challenges to FDA decisions by new litigants long into the future, resulting in greater uncertainty about our continued operations.

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

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

During the three months ended September 30, 2024, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K).

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Document
10.1

Common Stock Purchase Agreement by and among Liquidia Corporation and the Purchasers, dated September 10, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 12, 2024).

10.2

Registration Rights Agreement by and among Liquidia Corporation and the Purchasers, dated September 10, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on September 12, 2024).

10.3

Fifth Amendment to Revenue Interest Financing Agreement, dated as of September 11, 2024, by and between Liquidia Technologies, Inc. and Healthcare Royalty Partners IV, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on September 12, 2024).

10.4*++	Device License Agreement, dated as of October 2, 2024, by and between Liquidia Technologies, Inc. and Pharmosa Biopharm Inc.
10.5*++	First Amendment to the License Agreement, dated as of October 2, 2024, by and between Liquidia Technologies, Inc. and Pharmosa Biopharm Inc.
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

++Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 13, 2024

LIQUIDIA CORPORATION
By:	/s/ Roger A. Jeffs, Ph.D.
Roger A. Jeffs, Ph.D.
Chief Executive Officer

DATE: November 13, 2024

LIQUIDIA CORPORATION
By:	/s/ Michael Kaseta
Michael Kaseta
Chief Operating Officer and Chief Financial Officer