Form 10-Q
period 2025-03-31
Liquidia Corp
filed 2025-05-08
CIK 1819576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended March 31, 2025

or

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

As of May 1, 2025, there were 85,484,525 shares of the registrant’s common stock outstanding.

LIQUIDIA CORPORATION

This Quarterly Report on Form 10-Q, includes our trademarks, trade names and service marks, such as Liquidia, the Liquidia logo, YUTREPIA and PRINT, which are protected under applicable intellectual property laws and are the property of Liquidia Technologies, Inc. This Quarterly Report on Form 10-Q also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. We intend such forward-looking statements to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” contemplates,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates, including the potential for, and timing regarding, final approval by the FDA (as defined below) of and our ability to commercially launch YUTREPIA and L606, including the potential impact of regulatory review, approval, and exclusivity developments which may occur for competitors, and the scope of any such approvals and the indications for which we receive approval;
●	the timeline or outcome related to our patent litigation with United Therapeutics that was filed in the U.S. District Court for the District of Delaware, our litigation with United Therapeutics that was filed in the Superior Court for Durham County, North Carolina, the patent lawsuit we filed against United Therapeutics in the U.S. District Court for the Middle District of North Carolina, or any future litigation with United Therapeutics or any other third-party, including any rehearings or appeals with respect to any litigation with United Therapeutics;
●	the timing and our ability to enroll our planned clinical trials for our product candidates, including planned clinical trials for YUTREPIA and L606;
●	the timing and availability of data from our clinical trials and our ability to meet endpoints in such clinical trials;
●	our plans to develop and commercialize our product candidates;
●	the timing and related contents of our planned regulatory filings and/or applications;
●	the clinical utility of our product candidates and their potential advantages compared to other treatments;
●	our commercialization, marketing and distribution capabilities and strategy;
●	our ability to establish and maintain arrangements for the manufacture of our product candidates and the ability and sufficiency of our current manufacturing facilities to produce development and commercial quantities of our product candidates;
●	our ability to establish and maintain collaborations, including any third-party license agreements;
●	our expectations regarding the size of the patient populations, market opportunities, market acceptance, third-party payor coverage and opportunity for those products that we commercialize, including our own products and products we commercialize in collaboration with third parties, including Sandoz’s fully substitutable generic treprostinil injection;
●	the availability and market acceptance of medical devices and components of medical devices used to administer our drug products and drug products that we commercialize with third parties, including ICU Medical’s CADD-MS® 3 ambulatory infusion pump (“CADD-MS 3 infusion pump”), the RG 3ml Medication Cartridge that we developed in collaboration with Chengdu Shifeng Medical Technologies LTD. used for the subcutaneous administration of Sandoz’s generic treprostinil injection, ICU Medical’s CADD Legacy and CADD-Solis infusion pumps used for the intravenous administration of Sandoz’s generic treprostinil injection, an infusion pump that we are developing with Sandoz for the subcutaneous administration of Sandoz’s generic treprostinil injection, Plastiape’s RS00 Model 8 dry powder inhaler, which we plan to use for the administration of YUTREPIA, and any devices used for the administration of L606;
●	our and our business partners’ ability to develop and to obtain and maintain regulatory clearances and approvals, and the timing of any such clearances and approvals, for medical devices used to administer our products and products we commercialize, including a nebulizer for the administration of L606 and the infusion pump that we are developing with Sandoz;
●	the effects on our company or our subsidiaries of future changes in law or changes in governmental agencies, including regulatory developments or legislative or executive actions, including changes in healthcare, environmental and other laws and regulations to which we are subject, changes at the FDA, tariffs that may apply to products that we purchase or sell, or judicial decisions overturning or establishing new legal precedents;
●	adverse outcomes of pending or threatened litigation or governmental investigations, including our ongoing litigation involving United Therapeutics and the FDA and any future litigation with United Therapeutics, the FDA or any other third party;
●	the failure to renew, or the revocation of, any license or other required permits;
●	our ability to retain, attract and hire key personnel;
●	our intellectual property position and the duration of our patent rights;
●	prevailing economic, market and business conditions;
●	changes in the industry in which we operate;
●	the volatility and unpredictability of the stock market and credit market conditions;
●	conditions beyond our control, such as natural and man-made disasters, global health emergencies, such as pandemics and epidemics, or geopolitical conflict, such as acts of war, terrorism and civil disorder;
●	our ability to continue operations as a going concern without obtaining additional funding;
●	our ability to satisfy the covenants contained in the HCR Agreement (as defined below);
●	the cost and availability of capital and any restrictions imposed by lenders or creditors;
●	unexpected charges or unexpected liabilities arising from a change in accounting policies, including any such changes by third parties with whom we collaborate and from whom we receive a portion of their net profits, or the effects of acquisition accounting varying from our expectations;
●	the risk that the credit ratings of the Company or our subsidiaries may be different from market expectations, which may increase borrowing costs and/or make it more difficult for us to pay or refinance our debts and require us to borrow or divert cash flow from operations in order to service debt payments;
●	conduct of and changing circumstances related to third-party relationships on which we rely, including the level of credit worthiness of counterparties;
●	fluctuations in interest rates;
●	fluctuations in the trading price of our common stock;
●	variations between the stated assumptions on which forward-looking statements are based and our actual experience;
●	our estimates regarding future expenses, capital requirements and needs for additional financing; and
●	our expectation that the use of proceeds from prior public and private equity offerings and the period over which such proceeds, together with our available cash, will be sufficient to meet our operating needs.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Liquidia Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$169,758	$176,479
Accounts receivable, net	1,247	2,719
Inventory	1,349	241
Prepaid expenses and other current assets	4,851	5,666
Total current assets	177,205	185,105
Property, plant and equipment, net	8,484	8,298
Operating lease right-of-use assets, net	4,132	4,187
Indemnification asset, related party	7,877	7,460
Contract acquisition costs, net	7,178	7,286
Intangible asset, net	3,108	3,156
Goodwill	3,903	3,903
Other assets	15,542	10,918
Total assets	$227,429	$230,313
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,675	$4,689
Accrued expenses and other current liabilities	13,841	18,659
Long-term debt, current	37,625	18,016
Operating and finance lease liabilities, current	377	417
Total current liabilities	60,518	41,781
Litigation finance payable	7,535	7,300
Long-term debt, noncurrent	103,182	95,268
Operating and finance lease liabilities, noncurrent	6,481	6,586
Total liabilities	177,716	150,935
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized, none outstanding	—	—
Common stock — $0.001 par value, 115,000,000 shares authorized as of March 31, 2025 and December 31, 2024, respectively, 85,298,941 and 84,683,063 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	85	85
Additional paid-in capital	645,384	636,682
Accumulated deficit	(595,756)	(557,389)
Total stockholders’ equity	49,713	79,378
Total liabilities and stockholders’ equity	$227,429	$230,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$3,120	$2,972
Costs and expenses:
Cost of revenue	1,517	1,467
Research and development	6,966	10,057
General and administrative	30,062	20,249
Total costs and expenses	38,545	31,773
Loss from operations	(35,425)	(28,801)
Other income (expense):
Interest income	1,728	1,880
Interest expense	(4,670)	(3,162)
Total other expense, net	(2,942)	(1,282)
Net loss and comprehensive loss	$(38,367)	$(30,083)
Net loss per common share, basic and diluted	$(0.45)	$(0.40)
Weighted average common shares outstanding, basic and diluted	85,172,696	75,393,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except shares amounts)

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	84,683,063	$85	$636,682	$(557,389)	$79,378
Issuance of common stock upon exercise of stock options	84,505	—	358	—	358
Issuance of common stock upon vesting of restricted stock units	414,053	—	—	—	—
Issuance of common stock under employee stock purchase plan	117,320	—	906	—	906
Stock-based compensation	—	—	7,438	—	7,438
Net loss	—	—	—	(38,367)	(38,367)
Balance as of March 31, 2025	85,298,941	$85	$645,384	$(595,756)	$49,713

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	68,629,575	$69	$476,322	$(429,098)	$47,293
Issuance of common stock upon exercise of stock options	23,247	—	99	—	99
Issuance of common stock upon vesting of restricted stock units	383,133	—	—	—	—
Issuance of common stock under employee stock purchase plan	67,982	—	404	—	404
Issuance of common stock upon exercise of warrants	946	—	—	—	—
Sale of common stock, net	7,182,532	7	74,861	—	74,868
Stock-based compensation	—	—	4,524	—	4,524
Net loss	—	—	—	(30,083)	(30,083)
Balance as of March 31, 2024	76,287,415	$76	$556,210	$(459,181)	$97,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(38,367)	$(30,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,438	4,524
Depreciation and amortization	451	489
Non-cash lease expense	55	113
Loss (gain) on disposal of property and equipment	—	3
Accretion and non-cash interest expense	4,670	3,159
Changes in operating assets and liabilities:
Accounts receivable, net	1,472	1,491
Inventory	(1,108)	(3,517)
Prepaid expenses and other current assets	815	(1,832)
Other noncurrent assets	(4,624)	63
Accounts payable	3,418	303
Accrued expenses and other current liabilities	(4,818)	668
Operating lease liabilities	(81)	(247)
Net cash used in operating activities	(30,679)	(24,866)
Investing activities
Purchases of property, plant and equipment	(330)	(624)
Net cash used in investing activities	(330)	(624)
Financing activities
Proceeds from long-term debt, net of fees	24,975	24,975
Payments on long-term debt	(2,122)	(654)
Principal payments on finance leases	(64)	(26)
Receipts from litigation financing	235	3
Proceeds from sale of common stock, net of issuance costs	—	74,868
Proceeds from issuance of common stock under stock incentive plans	1,264	503
Net cash provided by financing activities	24,288	99,669
Net increase (decrease) in cash and cash equivalents	(6,721)	74,179
Cash and cash equivalents, beginning of period	176,479	83,679
Cash and cash equivalents, end of period	$169,758	$157,858
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$341	$328
Non-cash increase in property, plant and equipment through accounts payable	$151	$786
Non-cash increase in indemnification asset through accounts payable	$417	$5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

(tabular dollars in thousands)

1. Business

Description of the Business

We are a biopharmaceutical company focused on the development, manufacture, and commercialization of products that address unmet patient needs, with current focus directed towards rare cardiopulmonary diseases such as pulmonary arterial hypertension (“PAH”) and pulmonary hypertension associated with interstitial lung disease (“PH-ILD”). We operate through our wholly owned operating subsidiaries, Liquidia Technologies, Inc. and Liquidia PAH, LLC, formerly known as RareGen.

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

Our lead product candidate is YUTREPIA for the treatment of PAH and PH-ILD. YUTREPIA is an inhaled dry powder formulation of treprostinil designed with PRINT to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low effort dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labeled doses of current inhaled therapies. On August 16, 2024, the United States Food and Drug Administration (the “FDA”) (i) granted tentative approval for our New Drug Application (“NDA”) for YUTREPIA for the treatment of PAH and PH-ILD and (ii) simultaneously determined that Tyvaso DPI, approved on May 23, 2022, qualifies for a three-year New Clinical Investigation exclusivity for the chronic use of dry powder formulations of treprostinil for the approved indications. As a result, final approval of YUTREPIA for PAH and PH-ILD is delayed until after expiry of the three-year regulatory exclusivity for Tyvaso DPI on May 23, 2025. In March 2025, we resubmitted a request for final approval of YUTREPIA for both PAH and PH-ILD. The FDA has confirmed that the resubmission was a complete, Class 1 response to the previous action letter and has set a Prescription Drug User Fee Act (“PDUFA”) goal date of May 24, 2025.

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

Liquidity and Going Concern

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued. We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, bank borrowings with warrants, the issuance of convertible notes and warrants, and other long-term debt. Since inception, we have incurred recurring operating losses, including a net loss of $38.4 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $595.8 million.

We expect to incur significant expenses, operating losses, and negative cash flows from operations for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval of such product candidates and pursue commercialization of any approved product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if our development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales. Additionally, the revenue interest financing agreement with HealthCare Royalty Partners IV, L.P. (“HCR”) dated January 9, 2023, as amended (the “HCR Agreement”) contains fixed quarterly payments and minimum cash covenants that require us to maintain cash and cash equivalents in an amount at least equal to $15.0 million for the remainder of the payment term, which based on amounts funded as of March 31, 2025, is expected to conclude in 2031.

Our future funding requirements will be heavily determined by the timing of the potential commercialization of YUTREPIA and the resources needed to support development of our product candidates. Based on current operating plans and excluding any external financing and potential YUTREPIA sales, we will not have sufficient cash and cash equivalents to fund operating expenses and capital requirements and meet our minimum cash covenants beyond one year from the issuance of these consolidated financial statements, and therefore, we have concluded that there is substantial doubt about our ability to continue as a going concern. Without factoring in potential cash generated from the sales of YUTREPIA and the additional contingent tranche that would become available under the HCR Agreement following first commercial sale and approval of YUTREPIA in PAH and PH-ILD, we will require additional funding over the next twelve months to continue our operations and maintain compliance with debt covenants, and could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect our business prospects, or potentially force us to cease operations.

2. Basis of Presentation, Significant Accounting Policies and Fair Value Measurements

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The year-end condensed consolidated balance sheet data was derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. Certain amounts have been reclassified from the prior year presentation to conform to current presentation, specifically in relation to the balance sheet presentation of finance and operating leases. Our financial position, results of operations and cash flows are presented in U.S. Dollars.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2024, which are included in Exhibit 99.1 to our Current Report on Form 8-K filed on May 8, 2025.

Consolidation

The accompanying condensed consolidated financial statements include our wholly owned subsidiaries, Liquidia Technologies and Liquidia PAH. All intercompany accounts and transactions have been eliminated.

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

Revision of Previously Issued Financial Statements

During the three months ended March 31, 2025, we identified immaterial errors in our accounting treatment of the fourth and fifth amendments to the HCR Agreement. While we initially concluded that the amendments constituted extinguishments under ASC 470 Debt, we reevaluated the accounting treatment, revised our conclusions and determined the amendments to be modifications. The identified errors impacted our previously issued 2024 annual consolidated financial statements. We have evaluated these errors and determined that the errors were not material to our consolidated financial statements taken as a whole. However, we voluntarily revised our previously issued 2024 annual consolidated financial statements to correct the immaterial errors and disclosed the impacts to our quarterly financial statements for the respective 2024 interim periods in our Current Report on Form 8-K filed on May 8, 2025. As a result of the revision, the loss on extinguishment has been eliminated and an adjustment to interest expense resulting from the modifications has been recorded, with corresponding adjustments to the long-term debt and accumulated deficit accounts.

A summary of the revisions to certain financial statement line items as of and for the three months ended March 31, 2024 in the condensed consolidated financial statements is presented below:

Condensed Consolidated Balance Sheet

	March 31, 2024
	As Previously Reported	Adjustment	As Revised
Long-term debt, noncurrent	$80,205	$(10,845)	$69,360
Total liabilities	$110,856	$(10,845)	$100,011
Accumulated deficit	$(470,026)	$10,845	$(459,181)
Total stockholders’ equity	$86,260	$10,845	$97,105

Condensed Consolidated Statement of Operations and Comprehensive Loss

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustment	As Revised
Interest expense	$(2,524)	$(638)	$(3,162)
Loss on extinguishment of debt	$(11,483)	$11,483	$—
Total other expense, net	$(12,127)	$10,845	$(1,282)
Net loss and comprehensive loss	$(40,928)	$10,845	$(30,083)
Net loss per common share, basic and diluted	$(0.54)	$0.14	$(0.40)

The adjustments noted above had a corresponding impact on the related line items in the condensed consolidated statement of stockholders' equity lines for the three months ended March 31, 2024. There was no impact to our condensed consolidated statement of cash flows except for the presentation of net loss offset by the corresponding adjustment to reconcile net loss to net cash used in operating activities. In addition, Note 12 “Long-term Debt” has been updated to reflect the revised amounts.

Summary of Significant Accounting Policies

Our significant accounting policies are disclosed in Note 2 “Basis of Presentation, Significant Accounting Policies and Fair Value Measurements” of the consolidated financial statements for the years ended December 31, 2024 and 2023, which are included in Exhibit 99.1 to our Current Report on Form 8-K filed on May 8, 2025. There have been no material changes to our significant accounting policies during the three months ended March 31, 2025.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board under its accounting standards codifications (ASC) or other standard setting bodies and are adopted by us as of the specified effective date. For the three months ended March 31, 2025, there were no newly adopted accounting pronouncements that had a material impact on our condensed consolidated financial statements. As of March 31, 2025, there are no recently issued but not yet adopted accounting pronouncements that are expected to materially impact our condensed consolidated financial statements.

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

Accounts Receivable

Accounts receivable are stated at net realizable value and net of an allowance for credit losses as of each balance sheet date, if applicable. One customer accounted for 93% and 95% of our accounts receivable, net at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, we have not recorded an allowance for credit losses.

Prelaunch Inventory

We capitalize prelaunch inventory prior to receiving regulatory approval if regulatory approval and subsequent commercialization of a product is probable and we also expect future economic benefit from the sales of the product to be realized. Prior to this conclusion, we expense prelaunch inventory as research and development expense in the period incurred. For prelaunch inventory that is capitalized, we consider a number of specific facts and circumstances, including the product’s shelf life, the product's current status in the development and regulatory approval process, results from related clinical trials, results from meetings with relevant regulatory agencies prior to the filing of regulatory applications, potential obstacles to the approval process, viability of commercialization and market trends. In late 2023, based on our assessment of the legal and regulatory process related to YUTREPIA, we concluded that we met the criteria to capitalize expenditures for prelaunch inventory. We capitalized $16.6 million of prelaunch inventory as of March 31, 2025 and $10.8 million as of December 31, 2024. If either regulatory approval or market acceptance post-approval of YUTREPIA do not occur at all or on a timely basis prior to the inventory shelf-life expiration, we may be required to write-off some or all prelaunch inventory, which could affect our financial condition and financial results.

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

As of March 31, 2025, we concluded there were no significant events or changes in circumstances which indicated that the carrying amount of goodwill was not recoverable. We completed our annual impairment test as of July 1, 2024 and concluded that no impairments had occurred.

Long-term Debt

We recognized a liability related to amounts received pursuant to the HCR Agreement under ASC 470-10, Debt and ASC 835-30, Interest – Imputation of Interest. The liability will be accreted under the effective interest method based upon the amount of contractual future payments to be made pursuant to the HCR Agreement. Amendments are assessed under ASC 470 to determine the appropriate treatment as troubled debt restructurings, extinguishments or modifications. If the timing or amounts of any future payments change, we will prospectively adjust the effective interest and the related amortization of the liability.

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

Stock-Based Compensation

We estimate the grant date fair value of stock-based awards and amortize this fair value to compensation expense over the requisite service period or the vesting period of the respective award. In arriving at stock-based compensation expense, we estimate the number of stock-based awards that will be forfeited due to employee turnover. The forfeiture assumption is based primarily on turn-over historical experience. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in our financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to expense recognized in our financial statements. The expense we recognize in future periods will be affected by changes in the estimated forfeiture rate and may differ from amounts recognized in the current period. See Note 9 “Stock-Based Compensation.”

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

Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Due to their anti-dilutive effect, the calculation of diluted net loss per share excludes the following common stock equivalent shares:

	Three Months Ended
	March 31,
	2025	2024
Stock Options	8,949,015	9,571,521
Restricted Stock Units	4,836,839	2,982,485
Warrants	450,000	450,000
Total	14,235,854	13,004,006

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table presents the placement in the fair value hierarchy of financial assets and liabilities measured at fair value as of March 31, 2025 and December 31, 2024:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
March 31, 2025	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$163,945	$—	$—	$163,945

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2024	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$170,672	$—	$—	$170,672

Money market funds are included in cash and cash equivalents on our condensed consolidated balance sheet and are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices.

Other Fair Value Disclosures

The carrying amounts reflected in our condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term nature.

The carrying value and fair value of long-term debt as of March 31, 2025 and December 31, 2024 is as follows. The fair value is estimated using Level 3 inputs based on a discounted cash flow model incorporating company-specific projections and a market-based discount rates of 12.1% to 12.5% as of March 31, 2025 and 15.6% to 17.5% as of December 31, 2024, based on the tenor of the expected payment, and reflective of debt with similar risk characteristics.

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$140,807	$155,000	$113,284	$110,174

3. Inventory

Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	March 31,	December 31,
	2025	2024
Raw materials	$5,387	$3,737
Work in process	11,166	7,069
Inventory	$16,553	$10,806

Recognized as:
Inventory	$1,349	$241
Other assets	15,205	10,565

Prelaunch Inventory

As of March 31, 2025, we capitalized costs of $16.6 million associated with the production of YUTREPIA as a result of our determination that regulatory approval and subsequent commercialization is probable, and we also expect future economic benefit from the sales of YUTREPIA to be realized.

Amounts recognized as Other Assets are comprised entirely of raw materials and work in process inventories not expected to be sold within one year of the balance sheet date.

4. Property, Plant, and Equipment

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2025	2024
Lab and build-to-suit equipment	$7,357	$6,918
Office equipment	7	7
Furniture and fixtures	481	481
Computer and other equipment	833	741
Leasehold improvements	13,010	12,959
Construction-in-progress	2,900	3,001
Total property, plant and equipment	24,588	24,107
Accumulated depreciation and amortization	(16,104)	(15,809)
Property, plant and equipment, net	$8,484	$8,298

We recorded depreciation and amortization expense related to property, plant and equipment of $0.2 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

5. Contract Acquisition Costs and Intangible Asset

Contract acquisition costs and intangible asset are summarized as follows:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract acquisition costs	$12,980	$(5,802)	$7,178	$12,980	$(5,694)	$7,286
Intangible asset	$5,620	$(2,512)	$3,108	$5,620	$(2,464)	$3,156

We are amortizing the value of the contract acquisition costs and intangible asset on a pro-rata basis based on the estimated total revenue or net profits to be recognized over the period from November 18, 2020 through December 2032, the termination date of the Promotion Agreement (see Note 2 “Basis of Presentation, Significant Accounting Policies and Fair Value Measurements”). Amortization of contract acquisition costs is recorded as a reduction of revenue, and amortization of the intangible asset is recorded as cost of revenue.

We recorded amortization related to the contract acquisition costs of $0.1 million for each of the three months ended March 31, 2025 and 2024, respectively. We recorded amortization related to the intangible asset of less than $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. Annual amortization over the next five years is expected to immaterially fluctuate from the 2025 amounts, consistent with changes to net profits to be recognized pursuant to the Promotion Agreement over the period.

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

On November 17, 2020, Liquidia PAH entered into a Litigation Funding and Indemnification Agreement (“Indemnification Agreement”) with PBM RG Holdings, LLC (“PBM”). PBM is considered to be a related party as it is controlled by a major stockholder (which beneficially owns approximately 7.8% of Liquidia Corporation common stock as of May 1, 2025), who is also a member of our Board of Directors.

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

As of March 31, 2025 and December 31, 2024, the Indemnification Asset and Litigation Finance Payable were classified as long-term assets and liabilities, respectively, as it is considered unlikely that the RareGen Litigation would conclude prior to March 31, 2026.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
Accrued compensation	$6,276	$10,251
Accrued research and development expenses	902	2,495
Accrued inventory costs	1,508	1,641
Accrued other expenses	5,155	4,272
Total accrued expenses and other current liabilities	$13,841	$18,659

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

Warrants

During the three months ended March 31, 2025 and 2024, zero and 948 warrants to purchase shares of common stock were exercised, respectively. Outstanding warrants consisted of the following as of March 31, 2025:

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

9. Stock-Based Compensation

2020 Long-Term Incentive Plan

Our 2020 Long-Term Incentive Plan (the “2020 Plan”) provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards and for accelerated vesting under certain change of control transactions. The number of shares of our common stock available for issuance under the 2020 plan will automatically increase on January 1 of each year through 2030, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors (the “Evergreen Provision”). On January 1, 2025, the number of shares of common stock available for issuance under the 2020 Plan automatically increased by 3,387,323 shares pursuant to the Evergreen Provision. As of March 31, 2025, there were 1,762,333 shares available for future grants under the 2020 Plan.

The 2020 Plan replaced all prior equity award plans and such plans have been discontinued. However, the awards outstanding under the prior equity award plans will continue to remain in effect in accordance with their terms. Awards that are forfeited under these prior plans upon cancellation, termination or expiration will not be available for grant under the 2020 Plan. As of March 31, 2025, a total of 429,694 shares of common stock were reserved for issuance related to the remaining outstanding equity awards granted under the prior plans.

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

310,000 shares of our common stock were reserved for issuance pursuant to equity awards that may be granted under the 2022 Inducement Plan, and the 2022 Inducement Plan will be administered by the Compensation Committee. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2022 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board of Directors, or following a bona fide period of non-employment by us, if he or she is granted such equity awards in connection with his or her commencement of employment with us and such grant is an inducement material to his or her entering into employment with us. As of March 31, 2025, a total of 27,608 shares were available for issuance under the 2022 Inducement Plan.

Employee Stock Purchase Plan

In November 2020, stockholders approved the Liquidia Corporation 2020 Employee Stock Purchase Plan (the “ESPP”). The number of shares of our common stock available for issuance under the ESPP will automatically increase on January 1 of each year through 2030, by the lesser of (a) 1.0% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, (b) 150,000 shares, or (c) an amount determined by the Board of Directors. On January 1, 2025, the number of shares of common stock available for issuance under the ESPP increased by 150,000 shares. As of March 31, 2025, a total of 567,422 shares of common stock are reserved for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions, subject to plan limitations. Unless otherwise determined by the administrator, the common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is 85% of the lesser of the fair market value of our common stock on the first and last trading day of the offering period. During the three months ended March 31, 2025 and 2024, 117,320 and 67,982 shares were issued under the ESPP, respectively.

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

Total stock-based compensation expense recognized for employees and non-employees was as follows:

	Three Months Ended
	March 31,
By Expense Category:	2025	2024
Cost of revenue	$149	$64
Research and development	340	1,011
General and administrative	6,949	3,449
Total stock-based compensation expense	$7,438	$4,524

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted average basis, by type of award:

	As of March 31, 2025
		Weighted
		Average
		Remaining
		Recognition
	Unamortized	Period
	Expense	(Years)
Stock options	$6,603	1.2
Restricted and performance stock units	$49,140	2.6

Fair Value of Stock Options Granted and Purchase Rights Issued under the ESPP

We use the Black-Scholes option-pricing model to determine the fair value of stock options granted and purchase rights issued under the ESPP.

There were no stock options granted during the three months ended March 31, 2025. The following table summarizes the assumptions used for estimating the fair value of stock options granted under the Black-Scholes option-pricing model during the three months ended March 31, 2024:

Three Months Ended
March 31,
2024
Expected dividend yield	—
Risk-free interest rate	3.98%
Expected volatility	90%
Expected life (years)	6.1

The following table summarizes the assumptions used for estimating the fair value of purchase rights granted to employees under the ESPP under the Black-Scholes option-pricing model:

	Three Months Ended
	March 31,
	2025	2024
Expected dividend yield	—	—
Risk-free interest rate	4.31%	5.27%
Expected volatility	44%	90%
Expected life (years)	0.50	0.50

Stock Options

Options generally vest over a four-year period in multiple tranches.

The following table summarizes stock option activity during the three months ended March 31, 2025:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2024	9,009,005	$4.76
Granted	—	—
Exercised	(84,505)	4.23
Cancelled	—	—
Outstanding as of March 31, 2025	8,924,500	$4.77	6.6	$89,140
Exercisable as of March 31, 2025	7,342,039	$4.57	6.4	$74,824
Vested and expected to vest as of March 31, 2025	8,850,445	$4.76	6.6	$88,511

No options were granted during the three months ended March 31, 2025. The weighted average fair value for options granted during the three months ended March 31, 2024 ended was $9.84 per share. The aggregate intrinsic value of stock options in the table above represents the difference between the $14.75 closing price of our common stock as of March 31, 2025 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

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

PSUs granted during 2025 and 2024 included 749,793 and 520,526 performance-based RSUs, respectively, granted to our executive officers. These PSUs vest upon the later of (a) time-based vesting conditions and (b) the first commercial sale of YUTREPIA in the United States and are considered probable of vesting. The time-based vesting condition means 25% of the performance-based RSUs vest one year after grant date and quarterly thereafter for three years, subject to the executive’s continued service.

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

The following table summarizes our RSU and PSU activity during the three months ended March 31, 2025:

		Weighted
		Average
		Grant-Date
	Number of	Fair Value
	RSUs	(per RSU)
Unvested as of December 31, 2024	2,948,049	$10.82
Granted	2,585,400	12.31
Vested	(414,053)	10.95
Forfeited	(13,503)	12.87
Unvested as of March 31, 2025	5,105,893	$11.56

10. Revenue From Contracts With Customers

In August 2018, we entered into a Promotion Agreement with Sandoz under which we have the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection for the treatment of patients with PAH in the United States. We paid Sandoz $20 million at the inception of the Promotion Agreement in consideration for these rights. In exchange for conducting these commercial activities, we are entitled to receive a share of Net Profits (as defined within the Promotion Agreement) based on specified profit levels. The share of Net Profits received is subject to adjustments from Sandoz for certain items, such as distributor chargebacks, rebates, inventory returns, inventory write-offs and other adjustments. We expect to refund certain amounts to Sandoz through a reduction of the cash received from future Net Profits generated under the Promotion Agreement. As of March 31, 2025 and December 31, 2024, a $0.9 million and $2.0 million refund liability, respectively, is offset against accounts receivable from Sandoz related to expected refund amounts. Approximately, 100% and 99% of revenue during the three months ended March 31, 2025 and 2024, respectively, was generated from the Promotion Agreement.

11. Leases

We are party to a non-cancelable operating lease for our laboratory and office space in Morrisville, North Carolina. The lease expires on December 31, 2031, with an option to extend for an additional period of five years with appropriate notice. We have not included the optional extension period in the measurement of lease liabilities because it is not reasonably certain that we will exercise the option to extend. The payments under this lease are subject to escalation clauses. Operating lease cost is allocated between inventory, research and development, and general and administrative expenses based on the usage of the leased facilities. The related right-of-use assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset.

Lease Balances, Costs, and Future Minimum Payments

Leases with an initial term of 12 months or less are not recorded on the balance sheet. As of March 31, 2025, we have not entered into any short-term leases. For lease agreements entered into or reassessed after the adoption of ASC 842 Leases, we combine lease and non-lease components, if any. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Our lease cost is reflected in the accompanying condensed statements of operations and comprehensive loss as follows:

		Three Months Ended March 31,
	Classification	2025	2024
Operating lease cost:
Fixed lease cost	General and administrative	$314	$19
Fixed lease cost	Research and development	—	175
Finance lease cost:
Amortization of lease assets	General and administrative	22	—
Amortization of lease assets	Research and development	—	22
Interest on lease liabilities	Interest expense	1	2
Total Lease Cost		$337	$218

The weighted average remaining lease term and discount rates as of March 31, 2025 were as follows:

Weighted average remaining lease term (years):
Operating leases	6.8
Weighted average discount rate:
Operating leases	15.2%

The discount rate for leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms at the time of lease inception.

The future minimum operating lease payments as of March 31, 2025, were as follows:

Year ending December 31:	Total
2025 (nine months remaining)	$1,029
2026	1,442
2027	1,643
2028	1,692
2029	1,743
Thereafter	3,644
Total minimum lease payments	11,193
Less: interest	(4,335)
Present value of lease liabilities	$6,858

12. Long-term Debt

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

On March 17, 2025, we entered into the Sixth Amendment to the HCR Agreement pursuant to which HCR made an additional $100.0 million available for funding in three tranches. On March 17, 2025, $25.0 million of the additional $100.0 million was funded.

As consideration for the Investment Amount and pursuant to the HCR Agreement, we have agreed to pay HCR according to a fixed quarterly payment schedule. As of March 31, 2025, we were required to pay $37.6 million within one year of the balance sheet date, which is classified as current in our condensed consolidated balance sheet.

Aggregate payments to HCR are capped at 175% of funded portion of the Investment Amount (the “Hard Cap”), plus an amount, if any, that HCR would need to receive to yield an internal rate of return of (i) 18% on the first $67.5 million funded, (ii) 16% on the next $57.5 million funded, (iii) 13% on the next $50.0 million funded, and (iv) 12% on the next $25.0 million funded (the “IRR True-Up Payment”), unless the HCR Agreement is earlier terminated. If a change of control occurs or upon the occurrence of an event of default, HCR may accelerate payments due under the HCR Agreement up to the Hard Cap, plus the IRR True-Up Payment, plus any other obligations payable under the HCR Agreement.

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

The HCR Agreement contains certain restrictions on our ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, dispose of assets, pay dividends and distributions, subject to certain exceptions. In addition, the HCR Agreement contains a financial covenant that requires us to maintain cash and cash equivalents in an amount at least equal to $15.0 million for the remainder of the payment term, which based on amounts funded as of March 31, 2025, concludes in 2032.

As of the filing date of these condensed consolidated financial statements, we are not aware of any breach of covenants, or the occurrence of any material adverse event, nor have we received any notice of event of default from HCR.

We recorded the total funds received from HCR under the terms of the HCR Agreement as a liability. Cumulative fees to the lender and third parties of approximately $0.9 million are reflected as a discount on the long-term debt and is being accreted over the term using the effective interest method. All amendments to date were treated as debt modifications in accordance with ASC 470 Debt. The HCR Agreement’s initial effective interest rate was 17.3%, which decreased to 17.2% following the Third Amendment. Following the Fourth Amendment the effective interest rate was 18.0% and was 16.0% following the Fifth Amendment. Following the Sixth Amendment the effective interest rate is 15.8%. We use the contractual payment schedule to determine the interest expense to record to accrete the liability to the amount ultimately due. Over the course of the HCR Agreement, the effective interest rate may be affected by potential changes in contractual payments.

We recorded the total funds received from HCR under the terms of the HCR Agreement as a liability. We use the contractual payment schedule to determine the interest expense to record to accrete the liability to the amount ultimately due. For the three months ended March 31, 2025, we estimated an effective annual interest rate of approximately 15.8%. Over the course of the HCR Agreement, the effective annual interest rate may be affected by potential changes in contractual payments.

The following table presents the changes in the HCR Agreement payable during the three months ended March 31, 2025:

Balance as of December 31, 2024	$113,284
Accretion	3,823
Payments	(2,122)
Funding, net of fees	24,975
Balance as of March 17, 2025	$139,960
Accretion	847
Balance as of March 31, 2025	$140,807
Less: current portion of long-term debt	(37,625)
Long-term portion of long-term debt	$103,182

The expected annual payments on long-term debt as of March 31, 2025 are as follows:

Year ending December 31:
2025 (nine months remaining)	$18,093
2026	56,656
2027	39,894
2028	39,894
2029	22,235
Thereafter	33,350
Total	$210,122

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

Chasm Technologies

In March 2012, we entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to our manufacturing capabilities during the term of the agreement. We agreed to pay future contingent milestones and royalties on net sales totaling no more than $1.5 million, $0.2 million of which has been accrued as of March 31, 2025.

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

As of March 31, 2025, we have non-cancelable commitments for product manufacturing and supply costs of approximately $20.4 million.

Other Contingencies and Commitments

From time-to-time we are subject to claims and litigation in the normal course of business, none of which do we believe represent a risk of material loss or exposure. See Note 14 “Legal Proceedings” for further discussion of pending legal proceedings.

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

FDA Litigation

In August 2024, the Company filed a lawsuit in the D.C. District Court to challenge the decision by the FDA to grant three-year regulatory exclusivity to Tyvaso DPI (the “New FDA Litigation”). In February 2025, the D.C. District Court issued a decision granting the motions for summary judgment filed by the FDA and United Therapeutics. In so doing, the D.C. District Court affirmed the FDA’s award of regulatory exclusivity to Tyvaso DPI. This decision does not affect the expiration of the regulatory exclusivity, which will still occur on May 23, 2025.

In September 2024, United Therapeutics filed a cross claim in the New FDA Litigation, challenging FDA’s acceptance for review of the Company’s amendment to the NDA for YUTREPIA to add PH-ILD to the label. The Company intervened and became a party with respect to the cross claim in November 2024. In November 2024, both the Company and the FDA filed motions to dismiss United Therapeutics’ cross claim. On May 2, 2025, the D.C. District Court granted the motions filed by the FDA and the Company and dismissed United Therapeutics’ cross claim without prejudice. United Therapeutics has the right to appeal the D.C. District Court’s ruling.

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

‘494 Patent Litigation

On April 21, 2025, the Company filed a complaint for patent infringement against United Therapeutics in the U.S. District Court for the Middle District of North Carolina (Case No. 1:25-cv-00299) (the “’494 Patent Litigation”), asserting infringement by United Therapeutics of U.S. Patent No. 10,898,494, entitled “Dry Powder Treprostinil for the

Treatment of Pulmonary Hypertension” (the “‘494 Patent”) with respect to its Tyvaso DPI product. United Therapeutics has not yet filed its responsive pleading.

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

The following table summarizes segment revenue, segment loss, and significant segment expenses regularly reported to the CODM during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Revenue	3,120	2,972
Cost of revenue	1,517	1,467
Program expenses (1)
YUTREPIA	9,758	6,630
L606	3,268	1,578
Generic Treprostinil	151	203
Total program expenses	13,177	8,411
Non-program expenses (2)	3,770	6,350
Personnel, including stock-based compensation	20,081	15,545
Loss from operations	(35,425)	(28,801)
Other income (expense), net	(2,942)	(1,282)
Net loss	(38,367)	(30,083)
(1)	Includes external research and development and general and administrative expenses
(2)	Includes professional service fees, facilities & infrastructure expenses, insurance, depreciation & amortization, and other corporate expenses

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q. This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, results of operations, and cash flows. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (except for Part II, Item 8. “Financial Statements and Supplementary Data,” which have been revised in Exhibit 99.1 to our Current Report on Form 8-K filed on May 8, 2025), which includes detailed discussions of various items impacting our business, results of operations and financial condition.

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

Our lead product candidate is YUTREPIA for the treatment of PAH and PH-ILD. YUTREPIA is an inhaled dry powder formulation of treprostinil designed with PRINT to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low effort DPI and by achieving higher dose levels than the labeled doses of current inhaled therapies. On August 16, 2024, the FDA (i) granted tentative approval for our NDA for YUTREPIA for the treatment of PAH and PH-ILD and (ii) simultaneously determined that Tyvaso DPI, approved on May 23, 2022, qualifies for a three-year New Clinical Investigation exclusivity for the chronic use of dry powder formulations of treprostinil for the approved indications. As a result, final approval of YUTREPIA for PAH and PH-ILD is delayed until after expiry of the three-year regulatory exclusivity for Tyvaso DPI on May 23, 2025. In March 2025, we resubmitted a request for final approval of YUTREPIA for both PAH and PH-ILD. The FDA has confirmed that the resubmission was a complete, Class 1 response to the previous action letter and has set a PDUFA goal date of May 24, 2025.

We are also developing L606, an investigational, liposomal formulation of treprostinil administered twice-daily with a short-duration next-generation nebulizer, which we licensed from Pharmosa. L606 is currently being evaluated in an open-label study in the United States for treatment of PAH and PH-ILD with a planned pivotal study for the treatment of PH-ILD.

Since inception, we have incurred significant operating losses. Our net loss was $38.4 million for the three months ended March 31, 2025 and $128.3 million and $78.5 million for the years ended December 31, 2024 and 2023, respectively. As of March 31, 2025, we had an accumulated deficit of $595.8 million. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through clinical trials, seek regulatory approval of such product candidates and pursue commercialization of any approved product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Even if our development efforts are successful, it is uncertain when, if ever, we will realize significant revenue from product sales. Additionally, our HCR Agreement contains fixed quarterly payments and minimum cash covenants that require us to maintain cash and cash equivalents in an amount at least equal to $15.0 million for the remainder of the payment term, which based on amounts funded as of March 31, 2025, is expected to conclude in 2031.

Our future funding requirements will be heavily determined by the timing of the potential commercialization of YUTREPIA and the resources needed to support development of our product candidates. Based on current operating plans and excluding any external financing and potential YUTREPIA sales, we will not have sufficient cash and cash equivalents to fund operating expenses and capital requirements and meet our minimum cash covenants beyond one year from the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q, and therefore, we have concluded that there is substantial doubt about our ability to continue as a going concern. Without factoring in potential cash generated from the sales of YUTREPIA and the additional contingent tranche that would become available under the HCR Agreement following first commercial sale and approval of YUTREPIA in PAH and PH-ILD, we will require additional funding over the next twelve months to continue our operations and maintain compliance with debt covenants, and could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect our business prospects, or potentially force us to cease operations.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs, including stock-based compensation, for personnel in executive, administrative, finance, legal, commercial and technical operations functions. Other general and administrative expenses include corporate infrastructure and software costs, patent filing and prosecution costs and professional fees for marketing, legal, auditing and tax services and insurance costs.

Other Income (Expense)

Other income (expense) is comprised of interest income and expense. Interest income consists of interest earned on our cash equivalents. Interest expense consists of interest charges on finance leases and long-term debt. These charges include monthly recurring interest on such obligations in addition to interest accretion and amortization of debt discounts and issuance costs to interest expense.

Results of Operations

Three Months Ended March 31, 2025 compared with the Three Months Ended March 31, 2024

The following table summarizes the results of our operations for the three months ended March 31, 2025 and 2024, together with the changes in those items in dollars and as a percentage (in thousands, except for percentages):

	Three Months Ended
	March 31,		$	%
	2025	2024	Change	Change
Revenue	$3,120	$2,972	$148	5%
Costs and expenses:
Cost of revenue	1,517	1,467	50	3%
Research and development	6,966	10,057	(3,091)	(31)%
General and administrative	30,062	20,249	9,813	48%
Total costs and expenses	38,545	31,773	6,772	21%
Loss from operations	(35,425)	(28,801)	(6,624)	23%
Other income (expense):
Interest income	1,728	1,880	(152)	(8)%
Interest expense	(4,670)	(3,162)	(1,508)	48%
Total other expense, net	(2,942)	(1,282)	(1,660)	129%
Net loss and comprehensive loss	$(38,367)	$(30,083)	$(8,284)	28%

Revenue

Revenue was $3.1 million for the three months ended March 31, 2025, compared to $3.0 million for the three months ended March 31, 2024. Revenue related primarily to the Promotion Agreement. The increase of $0.1 million was primarily due to the impact of unfavorable gross-to-net returns adjustments recorded in the prior year offset by lower sales volumes in the current year.

Cost of Revenue

Cost of revenue was $1.5 million for each of the three months ended March 31, 2025 and 2024. Cost of revenue related to the Promotion Agreement as noted above.

Research and Development Expenses

Research and development expenses were $7.0 million for the three months ended March 31, 2025, compared to $10.1 million for the three months ended March 31, 2024. The decrease of $3.1 million or 31% was primarily due to a $3.6 million decrease in personnel expenses (including stock-based compensation) due to a shift from activities related to research and development to preparation for the potential commercialization of YUTREPIA. These decreases were offset by a $1.7 million increase in clinical expenses related to our L606 program, and a $0.4 million decrease in expenses related to our YUTREPIA research and development activities.

General and Administrative Expenses

General and administrative expenses were $30.1 million for the three months ended March 31, 2025, compared to $20.2 million for the three months ended March 31, 2024. The increase of $9.9 million or 48% was primarily due to a $8.1 million increase in personnel expenses (including stock-based compensation) driven by higher headcount and a shift from activities related to research and development to preparation for the potential commercialization of YUTREPIA, a $0.6 million increase in legal fees related to our ongoing YUTREPIA-related litigation, and a $0.6 million increase in facilities and infrastructure expenses.

Other Income (Expense)

Total other expense, net was $2.9 million for the three months ended March 31, 2025, compared with $1.3 million for the three months ended March 31, 2024. The increase of $1.6 million was primarily driven by a $1.5 million increase in interest expense attributable to the higher borrowings under the HCR Agreement.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, the issuance of convertible notes, and other long-term debt. Our principal uses of cash have been for working capital requirements and capital expenditures. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $169.8 million and $176.5 million, respectively. As of March 31, 2025, we had stockholders’ equity of $49.7 million and an accumulated deficit of $595.8 million.

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

In January 2023, we entered into the HCR Agreement, pursuant to which HCR has paid us an aggregate investment amount of $125.0 million (the “Investment Amount”). Of the additional funds available under the HCR Agreement, HCR will fund $50.0 million after the first commercial sale of YUTREPIA following receipt of final FDA approval for the treatment of PAH and PH-ILD, so long as no injunction has been issued prohibiting Liquidia from commercializing YUTREPIA for either or both of PAH and PH-ILD and will fund an additional $25.0 million upon mutual agreement of HCR and us if we achieve aggregate net sales of YUTREPIA in excess of $100.0 million at any time on or prior to June 30, 2026. See Note 12 “Long-term Debt” to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information.

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

Our future funding requirements will be heavily determined by the timing of the potential commercialization of YUTREPIA and the resources needed to support development of our product candidates. Based on current operating plans and excluding any external financing and potential YUTREPIA sales, we will not have sufficient cash and cash equivalents to fund operating expenses and capital requirements and meet our minimum cash covenants beyond one year from the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q, and therefore, we have concluded that there is substantial doubt about our ability to continue as a going concern. Without factoring in potential cash generated from the sales of YUTREPIA and the additional contingent tranche that would become available under the HCR Agreement following first commercial sale and approval of YUTREPIA in PAH and PH-ILD, we will require additional funding over the next twelve months to continue our operations and maintain compliance with debt covenants, and could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect our business prospects, or potentially force us to cease operations. See Note 1 “Business” to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for information regarding our ability to continue as a going concern.

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

Cash Flows

The following table summarizes our sources and uses of cash and cash equivalents:

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(30,679)	$(24,866)
Investing activities	(330)	(624)
Financing activities	24,288	99,669
Net increase (decrease) in cash and cash equivalents	$(6,721)	$74,179

Operating Activities

Net cash used in operating activities increased $5.8 million to $30.7 million for the three months ended March 31, 2025 compared to $24.9 million for the three months ended March 31, 2024. The increase was primarily due to $4.0 million higher net loss adjusted for non-cash items and unfavorable working capital changes of $1.8 million.

Investing Activities

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2025 compared to $0.6 million for the three months ended March 31, 2024. During the three months ended March 31, 2025 and 2024, net cash used in investing activities related to property, plant and equipment purchases.

Financing activities

Net cash provided by financing activities was $24.3 million during the three months ended March 31, 2025, compared to $99.7 million during the three months ended March 31, 2024. During the three months ended March 31, 2025, we received $25.0 million net proceeds from the HCR Agreement and $1.3 million from the issuance of common stock under stock incentive plans. These inflows were offset by $2.1 million in payments under the HCR Agreement. During the three months ended March 31, 2024, we received $74.9 million net proceeds from the 2024 Private Placement which closed on January 8, 2024, $25.0 million net proceeds from the HCR Agreement, and $0.5 million from the issuance of common stock under stock incentive plans. These inflows were offset by $0.7 million in payments under the HCR Agreement.

Contractual Obligations and Commitments

Milestone and Royalty Obligations

Under the UNC License Agreement, the Company is obligated to pay UNC royalties equal to a low single digit percentage of all net sales of drug products whose manufacture, use or sale includes any use of the technology or patent rights covered by the UNC License Agreement, including YUTREPIA.

In March 2012, we entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to our manufacturing capabilities during the term of the agreement. We agreed to pay future contingent milestones and royalties, totaling no more than $1.5 million, $0.2 million of which was accrued as of March 31, 2025.

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

As of March 31, 2025, we have non-cancelable commitments for product manufacturing and supply costs of approximately $20.4 million.

Lease Obligations

We are party to a non-cancelable operating lease for our laboratory and office space. The lease expires on December 31, 2031, with an option to extend for an additional period of five years with appropriate notice. Minimum operating lease payments are $1.0 million in the remaining nine months of 2025, $1.4 million in 2026, $1.6 million in 2027, $1.7 million in 2028, $1.7 million in 2029, and $3.6 million thereafter.

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

While we describe our significant accounting policies in Note 2 “Basis of Presentation, Significant Accounting Policies and Fair Value Measurements” to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we have identified the following critical accounting estimates:

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

Long-term Debt

We recognized a liability related to amounts received pursuant to the HCR Agreement under ASC 470-10, Debt and ASC 835-30, Interest – Imputation of Interest. The liability will be accreted under the effective interest method based upon the amount of contractual future payments to be made pursuant to the HCR Agreement. Amendments are assessed under ASC 470 to determine the appropriate treatment as troubled debt restructurings, extinguishments or modifications. If the timing or amounts of any future payments change, we will prospectively adjust the effective interest and the related amortization of the liability. See Note 12 “Long-term Debt” to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information.

Prelaunch Inventory

We capitalize prelaunch inventory prior to receiving regulatory approval if regulatory approval and subsequent commercialization of a product is probable and we also expect future economic benefit from the sales of the product to be realized. Prior to this conclusion, we expense prelaunch inventory as research and development expense in the period incurred. For prelaunch inventory that is capitalized, we consider a number of specific facts and circumstances, including the product’s historical shelf life, the product's current status in the development and regulatory approval process, results from related clinical trials, results from meetings with relevant regulatory agencies prior to the filing of regulatory applications, potential obstacles to the approval process, viability of commercialization and market trends. In late 2023, based on our assessment of the legal and regulatory process related to YUTREPIA, we concluded that we met the criteria to capitalize expenditures for prelaunch inventory. We capitalized $16.6 million of prelaunch inventory as of March 31, 2025 and $10.8 million as of December 31, 2024. We do not have an allowance for inventory obsolescence as of March 31, 2025 and as of December 31, 2024. If either regulatory approval or market acceptance post-approval of YUTREPIA do not occur at all or on a timely basis prior to the inventory shelf-life expiration, we may be required to write-off some or all prelaunch inventory, which could affect our financial condition and financial results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2025, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses of $38.4 million during the three months ended March 31, 2025, and $128.3 million and $78.5 million during the years ended December 31, 2024 and 2023, respectively. We also had negative operating cash flows for each of these periods. As of March 31, 2025, we had an accumulated deficit of $595.8 million.

Since our incorporation, we have invested heavily in the development of our product candidates and technologies, as well as in recruiting management and scientific personnel. To date, we have not commenced the commercialization of our product candidates and all of our revenue has been derived from up-front fees and milestone payments made to us in connection with licensing and collaboration arrangements we have entered into and the Promotion Agreement, under which we share in the profit derived from the sale of Treprostinil Injection in the United States. These up-front fees and milestone payments have been, and combined with revenue generated from Treprostinil Injection may continue to be, insufficient to match our operating expenses. We expect to continue to devote substantial financial and other resources to the clinical development of our product candidates and, as a result, must generate significant revenue to achieve and maintain profitability. We may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow. These factors raise substantial doubt about our ability to continue as a going concern and to satisfy our estimated liquidity needs for one year from the issuance of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Accordingly, we will require additional funding over the next twelve months to continue our operations and maintain compliance with debt covenants, and could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect our business prospects, or potentially force us to cease operations.

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

We are still evaluating nebulizers for use with L606, and the nebulizers we are evaluating are currently undergoing testing and review. If those tests or reviews are delayed or do not yield satisfactory results, the nebulizers may require design changes and/or additional testing or we may need to identify and develop a different nebulizer for use with L606, all of which may delay the commencement of our planned pivotal trial for L606.

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

In September 2024, United Therapeutics challenged to FDA’s acceptance for review of our amended NDA for YUTREPIA as a cross claim in the lawsuit we instituted against the FDA in August 2024 (the “New FDA Litigation”). Although the D.C. District Court dismissed United Therapeutics’ cross claim, it is possible that United Therapeutics could appeal the decision or re-assert the same or similar arguments in the future. If so, a court could issue an injunction or rule that the FDA must reject the amendment to the YUTREPIA NDA to add PH-ILD to the label, in which case we may be required to later file a supplement to our NDA to add PH-ILD to the label. If we are required to file a supplement to add PH-ILD to the label for YUTREPIA, although we do not believe United Therapeutics would be entitled to a new 30-month stay, it is possible that the FDA or a Court could rule that a new mandatory 30-month delay has been triggered with respect to the supplement.

In addition, United Therapeutics may seek to assert newly issued patents against us, including U.S. Patent Number 11,723,887, and may seek to enjoin the FDA from granting final approval to YUTREPIA or enjoin us from launching YUTREPIA through one or more additional legal proceedings.

As a result of this litigation instituted to date and potential litigation that may be instituted in the future, final FDA approval of YUTREPIA for PAH and/or PH-ILD may be further delayed even past the PDUFA goal date of May 24, 2025. Further, even if we receive FDA approval for YUTREPIA, we may be subject to significant delay and incur substantial additional costs in litigation before we are able to commercialize YUTREPIA, if at all. In addition, if United Therapeutics is successful in any of its claims that it has brought to date or any claims it may bring in the future, we may be unable to commercialize YUTREPIA for the treatment of one or more indications or at all until the expiration of the applicable United Therapeutics patents, which could materially harm our business. For example, in the event United Therapeutics prevails with respect to its claims regarding the ‘327 Patent, it is possible that an injunction could be issued, preventing the FDA from granting final approval for YUTREPIA for PH-ILD or forcing the FDA to revoke any prior approval for YUTREPIA for PH-ILD. Also, although United Therapeutics’ initial requests for injunctive relief have been denied, if United Therapeutics is successful in obtaining a preliminary injunction or temporary restraining order in the New Hatch-Waxman Litigation or the New FDA Litigation, we could be limited to commercializing YUTREPIA only for the PAH indication for an extended time period.

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

We face significant competition from industry players worldwide, including large multi-national pharmaceutical companies, other emerging or smaller pharmaceutical companies, as well as universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as a larger research and development staff and more experience in manufacturing and marketing, than we do. As a result, these companies may obtain marketing approval for their product candidates more quickly than we are able to and/or be more successful in commercializing their products, including generic treprostinil products, than us. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaboration arrangements with large, established companies. We may also face competition as a result of advances in the commercial applicability of new technologies and greater availability of capital for investment in such technologies. Our competitors may also invest heavily in the discovery and development of novel drug products that could make our product candidates less competitive or may file FDA citizen petitions or other correspondence with the FDA, which may delay the approval process for our product candidates. Furthermore, our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, pharmaceutical products that are easier to develop, more effective or less costly than any product candidates that we are currently developing or that we may develop. Our competitors may also succeed in asserting existing patents or developing new patents, including patents that may issue from patent applications that are currently being pursued by United Therapeutics, to which we do not have a license, in an attempt to prevent us from marketing our products. These competitors may also compete with us in recruiting and retaining qualified sales personnel.

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

There are a number of competitors seeking marketing approval and/or regulatory exclusivity with respect to products that are or would be competitive to our product candidate. Thus, we face the risk that one of our competitors will be granted marketing approval and/or regulatory exclusivity before we are able to obtain FDA approval for our product candidate. In that case, as stated above, there is the possibility that such a competitor would be able to prevent us from obtaining approval of and marketing our product candidate until the expiration of the competitor’s term of FDA regulatory exclusivity, which could be a term of three years for so-called New Clinical Investigation exclusivity, or could conceivably be for longer periods of time if the competitor is successful in being granted other forms of FDA regulatory exclusivity which might include, for example, Orphan Disease Designation exclusivity (seven years), New Chemical Entity exclusivity (five years), or Pediatric exclusivity (six months beyond other existing exclusivities or patent terms). For example, United Therapeutics was awarded New Clinical Investigation exclusivity for Tyvaso DPI, which will expire in May 2025. As a result, the FDA will be unable to approve YUTREPIA until after the exclusivity expires in May 2025. In the event United Therapeutics sought and was able to obtain one or more other regulatory exclusivities with respect to Tyvaso DPI, it could further significantly delay our ability to obtain final approval for YUTREPIA. Even if the FDA does not recognize any new regulatory exclusivity for United Therapeutics, United Therapeutics could challenge the FDA’s decision and seek an injunction to prevent approval of YUTREPIA in one or more indications until such challenge has been decided.

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

The extent to which such public health emergencies impact our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Quarterly Report on Form 10-Q, such as the severity and duration of outbreaks, the duration and effect of business disruptions and the administration, availability and efficacy of vaccination programs or other treatments and the effects of any travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat any such public health emergencies. These impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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

The United States and global markets are experiencing and may in the future experience volatility and disruption, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation and interest rates, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of geopolitical conflicts, including in Russia and Ukraine, the Middle East and other areas, terrorism or other events. Sanctions and enhanced export controls imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

Changes in regulations and policies by the new U.S. administration and the resulting political and economic uncertainty in the United States may also impact us, the financial markets and the global economy. For example, in April 2025, increased tariffs were imposed on all countries and individualized “reciprocal” higher tariffs on certain countries with which the United States has the largest trade deficits, with the highest tariffs imposed on imports from China. China and other countries responded by announcing retaliatory tariffs on U.S. imports. A few days later, the tariffs imposed on most countries were reduced to 10 percent, with the exception of China, for a period of 90 days to allow trade negotiations with those countries. It is unclear whether the tariff increases with China will continue to escalate. The tariff increases have significantly disrupted the global markets and may significantly escalate tensions between the U.S. and other countries, especially China. We procure APIs, medical devices and other raw materials from suppliers in South Korea, Taiwan, China, Italy and elsewhere. In addition, Sandoz currently procures treprostinil from a production facility in Canada. Tariffs imposed on or by one or more of these jurisdictions may increase our costs. The extent of the impact that such tariffs, trade policies, or new legislation or regulations will have on our business specifically, or on the U.S. market and global economy generally, are uncertain and in the long term, unpredictable, and could adversely affect our business, financial condition, and results of operations. In addition, the increased tariffs could impact our ability to commercialize future drug candidates for the U.S. market, which is relevant to our ability to generate future revenues from these activities. As a result, the continued impact of these tariffs may impair our plans for further drug development in the U.S. market as well as our ability to generate revenues.

The new U.S. administration may also enact other new regulations or policies that affect trade with China or otherwise impact the pharmaceutical industry by enacting laws to restrict U.S. pharmaceutical companies from contracting with Chinese companies on the development, research or manufacturing of pharmaceutical products. In April 2025, the U.S. Department of Commerce initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, which could result in the imposition of new tariffs on imports within the pharmaceutical industry. Further, in April 2025, an executive order to lower prescription drug prices was signed. The details of such proposed regulations and policies are unclear and the final terms and impact remain uncertain, and may pose long-term risks to our business and our future commercialization plans of YUTREPIA and our other drug candidates.

Any executive order, legislative action or potential sanctions on China or other countries could materially impact our current manufacturing partners. See Risk Factors – We depend on third parties for clinical and commercial supplies, including single suppliers for the active ingredient, the device, encapsulation and packaging of YUTREPIA and single suppliers for the active ingredient, the device, bulk product manufacturing and packaging of L606. In addition, natural and man-made disasters and global health emergencies, including pandemics and epidemics, may also adversely affect the financial markets and the global economy and result in significant business disruption. See Risk Factors – Our operations are concentrated in Morrisville, North Carolina and interruptions affecting us or our suppliers due to natural or man-made disasters or other unforeseen events could materially and adversely affect our operations and result in losses that may not be covered by insurance.

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

Although our business has not been materially impacted by the tariffs adopted to date or adverse effects of geopolitical events, natural or man-made disasters or other business disruptions to date, such matters may affect our business in the future and it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of such adverse geopolitical events, natural or man-made disasters or other business disruptions and actual or perceived political or economic instability and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

The political and economic environment in the United States could materially impact our business operations and financial performance, and uncertainty surrounding the potential legal, regulatory and policy changes by a new U.S. presidential administration may directly affect us and the global economy.

The political and economic environment in the United States and elsewhere has resulted in and will continue to result in some uncertainty. Changing regulatory policies because of the changing political environment could impact our regulatory and compliance costs and future revenues, all of which could materially and adversely affect our business, financial condition and operating results. For example, significant layoffs or turnover at FDA could affect the FDA’s ability to respond to regulatory filings, including the NDA for YUTREPIA, in a timely manner, which could result in delays in our obtaining necessary approvals. See Risk Factors — Disruptions at the FDA, the SEC and other government agencies caused by funding shortages, government shutdowns, layoffs or global health emergencies or their inability to hire, retain or deploy key leadership and other personnel, could prevent new or modified products from being developed, approved or commercialized in a timely manner or at all or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our operations. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital and our stock price.

Further, the new U.S. administration and congressional seat turnover may result in increased regulatory and economic uncertainty. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the level of oversight and focus on the pharmaceutical industry; however, the nature, timing and economic and political effects of such potential changes remain highly uncertain. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, financial condition and results of operations.

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

We received tentative approval of our NDA for YUTREPIA for the treatment of PAH and PH-ILD in August 2024. The final approval of YUTREPIA for PAH and PH-ILD is delayed until after expiration of the three-year New Clinical Investigation exclusivity for Tyvaso DPI on May 23, 2025. We have resubmitted the YUTREPIA NDA for final approval, and the FDA has confirmed that the resubmission was a complete, Class 1 response to the previous action letter issued in August 2024 and set a PDUFA goal date of May 24, 2025. Although the exclusivity period will expire on May 23, 2025 and the FDA has set a PDUFA goal date of May 24, 2025, the FDA may need more time to review and approve our NDA or may otherwise delay taking action on the YUTREPIA NDA. Our receipt of tentative approval does not mean that we will receive final approval of our NDA for YUTREPIA in a timely manner or at all or that we will receive final approval for both indications.

United Therapeutics has invested considerable time and resources in an effort to block final approval of YUTREPIA, and expectations related to final FDA approval and projected product launch timelines are impacted by ongoing litigation following lawsuits filed by United Therapeutics. For instance, in connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, we provided a new notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed the New Hatch-Waxman Litigation, again asserting infringement by the Company of U.S. Patent No. 10,716,793, entitled “Treprostinil Administration by Inhalation” (the “‘793 Patent”), which lawsuit was amended on November 30, 2023, to add claims asserting infringement of the ‘327 Patent. Although the claims related to the ‘793 Patent were subsequently withdrawn, in February 2024, United Therapeutics also filed a motion seeking a preliminary injunction to prevent us from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA for the treatment of PH-ILD. That motion for preliminary injunction was denied, but United Therapeutics may still seek injunctive relief in the future. In addition, United Therapeutics has pursued other claims in an attempt to prevent or delay the approval of YUTREPIA, including though a cross claim filed in the New FDA Litigation, which sought to enjoin the FDA from approving our NDA for YUTREPIA with respect to the indication to treat PH-ILD. Although the cross claim was dismissed by the Court, it is possible that United Therapeutics may pursue similar claims or different claims in an effort to prevent or delay the approval of YUTREPIA for one or both indications. If so, a court could rule that the FDA must delay approval of YUTREPIA, reject the amendment to the YUTREPIA NDA to add PH-ILD to the label or that, even if YUTREPIA has launched for both PAH and PH-ILD, the Company must remove PH-ILD from the label for YUTREPIA.

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

Expectations for YUTREPIA and/or L606 also may be impacted by competing products, including Tyvaso® DPI. See Risk Factors - We face significant competition from large pharmaceutical companies, among others, in developing our products and in gaining regulatory approval to bring them to market in time to achieve commercial success, and our operating results will suffer if we are unable to compete effectively.

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

Furthermore, conducting preclinical studies and clinical trials is a costly and time-consuming process. The length of time required to prepare for and conduct the required studies and trials may vary substantially according to the type, complexity, novelty and intended use of the product candidate. A single clinical trial may take up to several years to complete. Moreover, our preclinical studies and clinical trials may be delayed or halted due to various factors, including, among others:

●	delays in raising the funding necessary to initiate or continue a clinical trial;
●	delays in manufacturing sufficient quantities of product candidates for clinical trials;
●	delays in obtaining suitable medical devices for the conduct of a clinical trial;
●	delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites;
●	delays in obtaining approvals from IRBs, DSMBs, and ECs at clinical trial sites;
●	delays in recruiting suitable patients to participate in a clinical trial;
●	delays in patients’ completion of clinical trials or their post-treatment follow-up;
●	regulatory authorities’ interpretation of our preclinical and clinical data;
●	delays in regulatory authorities’ review and approval of products caused by government funding shortages, government shutdowns, government personnel shortages and layoffs, global health emergencies or other disruptions; and
●	unforeseen safety issues, including a high and unacceptable severity, or prevalence, of undesirable side effects or adverse events caused by our product candidates or similar drug products or product candidates.

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

The FDA may require us to perform additional clinical trials to support any change from the reference listed drug, which could be time-consuming and substantially delay our receipt of marketing approval. Also, as has been the experience of others in our industry, our competitors may file citizen petitions or other correspondence with the FDA or lawsuits against the FDA to contest approval of our NDA, which may delay or even prevent the FDA from approving any NDA that we submit under the 505(b)(2) regulatory pathway. For instance, United Therapeutics has a lawsuit against the FDA and previously filed a citizen petition in an attempt to prevent or delay the approval of YUTREPIA. If an FDA decision or action relative to our product candidate, or the FDA’s interpretation of Section 505(b)(2) more generally, is successfully challenged, it could result in delays or even prevent the FDA from approving a 505(b)(2) application for our product candidates or for certain indications for our product candidates. Even if we are able to utilize the 505(b)(2) regulatory pathway, the approval of a drug developed under the 505(b)(2) regulatory pathway may be delayed by one or more regulatory exclusivities. For example, Tyvaso DPI was granted New Clinical Investigation exclusivity, which has delayed final approval of YUTREPIA until after the exclusivity expires in May 2025. Also, a drug approved via this pathway may be subject to the same post-approval limitations, conditions and requirements as any other drug.

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

It is also not uncommon for a manufacturer of an approved product, such as United Therapeutics, to file a citizen petition or other correspondence with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products or to take other actions, such as engaging in litigation with the FDA to enjoin approval of a competing product. If successful, such petitions, correspondence or litigation can significantly delay, or even prevent, the approval of the new product. For example, United Therapeutics is currently pursuing litigation under the Administrative Procedures Act, seeking to require the FDA to reject our amendment to the YUTREPIA NDA to add PH-

ILD to the label and, in that litigation, recently filed a motion seeking a preliminary injunction to delay the approval of the YUTREPIA NDA for PH-ILD. Even if the FDA ultimately prevails in such litigation, the FDA may substantially delay approval while it is engaged in litigation or the FDA may be temporarily enjoined by a court from granting approval until the court has ruled on United Therapeutics’ request.

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

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages, government shutdowns, layoffs or global health emergencies or their inability to hire, retain or deploy key leadership and other personnel, could prevent new or modified products from being developed, approved or commercialized in a timely manner or at all or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our operations.

The ability of the FDA and other government agencies to review and approve new or modified products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, layoffs, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. For example, in April 2025, layoffs were conducted at several U.S. health agencies, including the FDA, the Department of Health and Human Services (the “HHS”), the Centers for Disease Control and Prevention and the National Institutes of Health, which is expected to impact the FDA’s ability to review and approve new medicines and conduct necessary inspections. The HHS has also proposed a potential major reorganization of the FDA by consolidating product centers for drugs, biologics, devices, tobacco and veterinary medicine, which regulates different product types under distinct rules and regulations and operates under different review processes and timelines for product approval. Over the last several years, the U.S. government has also shut down several times and certain regulatory agencies, such as the FDA and SEC, have had to furlough critical employees and stop critical activities. In addition, government funding of agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Such disruptions at the FDA and other agencies may also increase the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If prolonged government shutdowns, inadequate funding, loss of employees (including those employees who were previously involved in the review of the NDA for YUTREPIA), changes in regulations or policies by the new U.S. administration or other disruptions were to occur at the FDA, a final FDA decision with respect to the NDA for YUTREPIA for PAH and PH-ILD may be further delayed even past the PDUFA goal date of May 24, 2025.

We have conducted, and may in the future conduct, clinical trials for our product candidates outside the United States and the FDA may not accept data from such trials.

Although the FDA may accept data from clinical trials conducted outside the United States in support of safety and efficacy claims for our product candidates, if not conducted under an IND, this is subject to certain conditions set out in 21 C.F.R. § 312.120. For example, we plan to conduct our Phase 3 pivotal clinical trial for L606 in multiple sites around the world and we plan to use such data to support our NDA in the United States for the approval of L606. In order for the FDA to accept data from a foreign clinical trial, the study must have been conducted in accordance with GCP including review and approval by an independent ethics committee and obtaining the informed consent from subjects of the clinical trials. The FDA must also be able to validate the data from the study through an onsite inspection if the agency deems it necessary. In addition, foreign clinical data submitted to support FDA applications should be applicable to the U.S. population and U.S. medical practice. Other factors that may affect the acceptance of foreign clinical data include differences in clinical conditions, study populations or regulatory requirements between the United States and the foreign country.

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

Most significantly, the IRA, among other things, requires manufacturers of certain drugs to engage in the drug price negotiation program with Medicare (beginning in 2026) or face steep penalties if they don’t agree to provide their drug at the government-set price subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (beginning in 2022); establishes an out-of-pocket maximum for beneficiaries in Part D; and replaces the Part D coverage gap discount program with a new discounting program (the last two both beginning in 2025). The IRA permits the Secretary of the HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, and HHS announced another 15 drugs subject to negotiations in January 2025. The Medicare drug price negotiation program is currently subject to legal challenges. Further, in April 2025, an executive order was signed to lower prescription drug prices. The details of such proposed policies are unclear and the final terms and impact remain uncertain.

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

There is also a great degree of uncertainty regarding how the recent U.S. Supreme Court decisions, including Loper Bright Enterprises v. Raimondo and Corner Post, Inc. v. Board of Governors of the Federal Reserve System, will impact FDA’s enforcement and decision-making authority. Loper Bright explicitly overturned Chevron deference, which previously gave judicial deference to administrative action by agencies in the executive branch. Further, the Supreme Court’s decision in Corner Post may result in challenges to FDA decisions by new litigants long into the future, resulting in greater uncertainty about our continued operations. In February 2025, an executive order was signed asserting greater authority over all federal agencies, including those established by Congress as independent from direct presidential control. The executive order may lead to delays, if not cancellations, of pending and proposed regulations at federal agencies and introduces uncertainty as it subjects all significant regulatory actions by the agencies to the President’s supervision and control. We cannot predict the impact that such executive order, any future executive orders or legislation implementing executive orders may have on our business or our results of operations.

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

Compliance with environmental, social and governance (collectively, “ESG”) regulations and policies may result in increased costs associated with developing, manufacturing and distributing our products. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing demand for more environmentally friendly products, packaging or supplier practices, or by failure to meet such customer expectations or demand. Recent changes in regulations and policies of the new U.S. administration have scaled back or halted proposed or enacted ESG-related regulations, which has impacted the requirements and preferences of various government agencies and external stakeholders. To the extent ESG-related regulations and policies remain in place, if we do not meet the ESG expectations of our investors, customers and other stakeholders, we could experience reduced demand for our products, loss of customers, and other negative impacts on our business and results of operations.

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

The adverse impacts of climate change include increased frequency and severity of natural and man-made disasters and extreme weather events such as hurricanes, flooding, typhoons, tornados, wildfires and fires, drought, extreme heat, earthquakes, water shortages, blizzards and other extreme weather conditions. Extreme weather and sea-level rise pose physical risks to our facilities as well as those of our suppliers. Such risks include losses incurred as a result of physical damage to facilities, loss or spoilage of inventory, power outages, telecommunications, transportation or other infrastructure failure, cybersecurity incidents and other business interruption caused by such natural and man-made disasters and extreme weather events. Other potential physical impacts due to climate change include reduced access to high-quality water in certain regions and the loss of biodiversity, which could impact future product development. These risks could disrupt our operations and our supply chain, which may result in increased costs.

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

We also rely upon manufacturers with operations or suppliers in China and Taiwan. Chengdu, which manufactures and supplies RG Cartridges for the subcutaneous administration of Treprostinil Injection, has facilities and suppliers located in China. For L606, we rely upon single sources of supply for the active pharmaceutical ingredient, the device, manufacture of bulk drug product and packaging, some of which are located in Taiwan. The operations of our current manufacturing partners and those of its suppliers may be materially disrupted by changes in regulations or policies by the new U.S. administration to increase tariffs or otherwise affect trade with China or restrict U.S. pharmaceutical companies from contracting with Chinese companies on the development, research or manufacturing of pharmaceutical products. The recent retaliatory tariff increases between the U.S. and China in April 2025 may significantly escalate tensions between the two countries. See Risk Factors — We are currently operating in a period of global economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability. Changes and instability in global economic conditions and geopolitical matters could have a material adverse effect on our business, financial condition and results of operations. Any such executive orders, legislative action or potential sanctions on China could result in trade wars, supply chain disruptions and heighten geopolitical tensions and instability in China and Taiwan and we may be unable to secure an adequate supply of RG Cartridges or L606 at a reasonable cost or in a timely manner, if at all. In addition, we are currently working to establish a secondary supply chain outside of Taiwan and evaluate devices to use for the administration of L606. If we are unable to identify a device to use for our L606 program, establish an agreement with the manufacturer of that device for the supply of such devices or obtain adequate quantities of that device in a timely manner or at all, we may be unable to successfully develop L606 or to do so in a timely manner.

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

For example, we recently instituted a lawsuit against United Therapeutics for infringement of the ‘494 Patent in the U.S. District Court for the Middle District of North Carolina. As part of that lawsuit, United Therapeutics may argue that one or more claims of the ‘494 Patent are invalid or that the scope of the ‘494 Patent is limited such that they do not infringe the ‘494 Patent. If they are successful in invalidating one or more claims of the ‘494 Patent or having the scope of the claims limited, we may be unable to prevent United Therapeutics or third parties from promoting and commercializing products that fall within the full scope of the ‘494 Patent. In addition, any invalidation or limitation of the scope of the ‘494 Patent could create a precedent that may increase the likelihood that other of our patents are invalidated or subject to similar scope limitations.

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

We intend to seek extensions of patent terms in the United States and, if available, in other countries where we prosecute patents. In the United States, the Hatch-Waxman Act permits patent owners to request a patent term extension, based on the regulatory review period for a product, of up to five years beyond the normal expiration of the patent, which is limited to one patent claiming the approved drug product or use in an indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO, in the United

States, and comparable regulatory authorities in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or grant more limited extensions than we had requested. In addition, if we apply any such extension to a patent that is subsequently invalidated, we may lose the benefit of any such extension. In such event, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our preclinical and clinical data in their marketing approval applications with the FDA to launch their drug product earlier than might otherwise be the case.

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

Competitors may infringe our patents or misappropriate or otherwise violate our intellectual property rights. To counter infringement or unauthorized use, we may engage in litigation to, among others, enforce or defend our intellectual property rights, determine the validity or scope of our intellectual property rights and those of third parties, and protect our trade secrets. For example, we recently instituted a lawsuit against United Therapeutics for infringement of the ‘494 Patent in the U.S. District Court for the Middle District of North Carolina. Such actions may be time-consuming and costly and may divert our management’s attention from our core business and reduce the resources available for our clinical development, manufacturing and marketing activities, and consequently have a material and adverse effect on our business and prospects, regardless of the outcome.

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

As of May 1, 2025, 85,484,525 shares of our common stock were outstanding, of which 77,277,289 shares of common stock, or 90.4% of our outstanding shares as of May 1, 2025, are freely tradable without restriction or further registration under the Securities Act, provided however, some of these shares are held by persons deemed to be “affiliates” under the Securities Act, including our officers and directors, as well as our principal stockholders, and may not be sold except: (i) in compliance with Rule 144 under the Securities Act or (ii) pursuant to any other applicable exemption under the Securities Act. The remaining 8,207,236 shares held by our stockholders as of May 1, 2025 have not been registered under the Securities Act and may be only be sold (i) pursuant to an effective registration statement under the Securities Act covering the sale of those shares, (ii) in compliance with Rule 144 under the Securities Act or (iii) pursuant to any other applicable exemption under the Securities Act.

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

The trading prices of the securities of pharmaceutical and biotechnology companies have been highly volatile. As such, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our common stock may be influenced by many factors, including:

●	results and timing of commencement or completion of any clinical trials of any product candidate we may develop, including YUTREPIA and L606, or those of our competitors;
●	the success of Sandoz’s Treprostinil Injection to which we have commercial rights pursuant to the Promotion Agreement;
●	the market acceptance of the RG Cartridge for the subcutaneous administration of Treprostinil Injection;
●	whether we and Sandoz are able to complete the development of a new pump for the subcutaneous administration of Treprostinil Injection and obtain FDA clearance on a timely basis or at all;
●	our cash resources;
●	the approvals or success of competitive products or technologies;
●	potential approvals of any product candidate we may develop, including YUTREPIA and L606, for marketing by the FDA or equivalent foreign regulatory authorities (and, if approved, the scope of the indications for which such product candidates are approved) or any failure to obtain such approvals;
●	our involvement in significant lawsuits, such as stockholder litigation, litigation involving the FDA, including the New FDA Litigation, or litigation related to intellectual property, including inter partes review proceedings, patent litigation with third parties which may hold intellectual property they assert against us, including the ongoing litigation in connection with the patents, trade secrets and confidential information that United Therapeutics has asserted against us, and patent litigation we assert against others, including the ongoing litigation that we have asserted against United Therapeutics;
●	regulatory or legal developments in the United States and other countries;

●	the results of our efforts to commercialize any product candidate we may develop, including YUTREPIA and L606, in the event we receive final approval from the FDA;
●	developments or disputes concerning patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 26.5% of our common stock as of May 1, 2025. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of our board of directors (the “Board”), and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

As a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the trading price of our shares.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Our current controls and any new controls that we develop may become inadequate because of changes in accounting principles or in our business conditions. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, any future testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement, which could subject us to litigation or investigations requiring management resources and costly remediations.

As required by the Sarbanes Oxley Act, we are required to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. See Item 4. “Controls and Procedures” for additional information. Any material weaknesses identified in the future or retroactive changes to our consolidated financial statements may impact management’s assessment of the effectiveness of our internal controls over financial reporting such that those reports should no longer be relied upon. There can be no assurances that our current internal controls over financial reporting are sufficient to prevent or avoid any potential future material weaknesses.

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

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, no new Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted or terminated by our directors and/or executive officers (as defined in Section 16 of the Exchange Act).

During the three months ended March 31, 2025, the Company did not adopt or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K).

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Document
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 8, 2025

LIQUIDIA CORPORATION
By:	/s/ Roger A. Jeffs, Ph.D.
Roger A. Jeffs, Ph.D.
Chief Executive Officer

DATE: May 8, 2025

LIQUIDIA CORPORATION
By:	/s/ Michael Kaseta
Michael Kaseta
Chief Operating Officer and Chief Financial Officer