Form 10-Q
period 2025-06-30
Liquidia Corp
filed 2025-08-12
CIK 1819576

tree

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended June 30, 2025

or

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

As of August 4, 2025, there were 86,091,454 shares of the registrant’s common stock outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. We intend such forward-looking statements to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” contemplates,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to maintain regulatory approvals for our products, including YUTREPIA;
●	our expectations regarding the size of the patient populations, market opportunities, market acceptance, third-party payor coverage and opportunity for those products that we commercialize, including our own products, such as YUTREPIA, and products we commercialize in collaboration with third parties, including Sandoz’s fully substitutable generic treprostinil injection;
●	our plans and ability to develop and commercialize our product candidates, including YUTREPIA, and our commercialization, marketing and distribution capabilities and strategy;
●	the clinical utility of our products, including YUTREPIA, and product candidates and their potential advantages compared to other treatments;
●	our ability to establish and maintain arrangements for the manufacture of our products, including YUTREPIA, and product candidates and the ability and sufficiency of our current manufacturing facilities to produce development and commercial quantities of our products and product candidates;
●	the timeline or outcome related to our patent litigation with United Therapeutics that was filed in the U.S. District Court for the District of Delaware and the U.S. District Court for the Middle District of North Carolina, our litigation with United Therapeutics that was filed in the Superior Court for Durham County, North Carolina, or any future litigation with United Therapeutics or any other third-party, including any rehearings or appeals with respect to any litigation with United Therapeutics;
●	the timing and our ability to enroll our planned clinical trials for our product candidates, including planned clinical trials for YUTREPIA and L606;
●	the timing and related contents of our planned regulatory filings and/or applications;
●	the timing of and our ability to obtain regulatory approvals for our product candidates, including the potential for, and timing regarding, final approval by the FDA (as defined below) of and our ability to commercially launch L606, including the potential impact of regulatory review, approval, and exclusivity developments which may occur for competitors, and the scope of any such approvals and the indications for which we receive approval;
●	our ability to establish and maintain collaborations, including any third-party license agreements;
●	the availability and market acceptance of medical devices and components of medical devices used to administer our drug products and drug products that we commercialize with third parties, including ICU

Medical’s CADD-MS® 3 ambulatory infusion pump (“CADD-MS 3 infusion pump”), the RG 3ml Medication Cartridge that we developed in collaboration with Chengdu Shifeng Medical Technologies LTD. used for the subcutaneous administration of Sandoz’s generic treprostinil injection, ICU Medical’s CADD Legacy and CADD-Solis infusion pumps used for the intravenous administration of Sandoz’s generic treprostinil injection, an infusion pump that we are developing with Sandoz for the subcutaneous administration of Sandoz’s generic treprostinil injection, Plastiape’s RS00 Model 8 dry powder inhaler, which we use for the administration of YUTREPIA, and any devices used for the administration of L606;
●	our and our business partners’ ability to develop and to obtain and maintain regulatory clearances and approvals, and the timing of any such clearances and approvals, for medical devices used to administer our products and products we commercialize, including a nebulizer for the administration of L606 and the infusion pump that we are developing with Sandoz;
●	the effects on our company or our subsidiaries of future changes in law or changes in governmental agencies, including regulatory developments or legislative or executive actions, including changes in healthcare, environmental and other laws and regulations to which we are subject, changes at the FDA, tariffs that may apply to products that we purchase or sell, or judicial decisions overturning or establishing new legal precedents;
●	adverse outcomes of pending or threatened litigation or governmental investigations, including our ongoing litigation involving United Therapeutics in which they are seeking remedies that include the removal of YUTREPIA from the market and any future litigation with United Therapeutics or any other third party;
●	the failure to renew, or the revocation of, any license or other required permits;
●	our ability to retain, attract and hire key personnel;
●	our intellectual property position and the duration of our patent rights;
●	prevailing economic, market and business conditions;
●	changes in the industry in which we operate;
●	the volatility and unpredictability of the stock market and credit market conditions;
●	conditions beyond our control, such as natural and man-made disasters, global health emergencies, such as pandemics and epidemics, or geopolitical conflict, such as acts of war, terrorism and civil disorder;
●	our ability to satisfy the covenants contained in the HCR Agreement (as defined below);
●	the cost and availability of capital and any restrictions imposed by lenders or creditors;
●	unexpected charges or unexpected liabilities arising from a change in accounting policies, including any such changes by third parties with whom we collaborate and from whom we receive a portion of their net profits, or the effects of acquisition accounting varying from our expectations;
●	the risk that the credit ratings of the Company or our subsidiaries may be different from market expectations, which may increase borrowing costs and/or make it more difficult for us to pay or refinance our debts and require us to borrow or divert cash flow from operations in order to service debt payments;
●	conduct of and changing circumstances related to third-party relationships on which we rely, including the level of credit worthiness of counterparties;

●	fluctuations in interest rates;
●	fluctuations in the trading price of our common stock;
●	variations between the stated assumptions on which forward-looking statements are based and our actual experience;
●	our estimates regarding future expenses, capital requirements and needs for additional financing; and
●	our expectation that the use of proceeds from prior public and private equity offerings and the period over which such proceeds, together with our available cash, will be sufficient to meet our operating needs.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Liquidia Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$173,422	$176,479
Accounts receivable, net	9,968	2,719
Inventory	6,444	241
Prepaid expenses and other current assets	5,749	5,666
Total current assets	195,583	185,105
Property, plant and equipment, net	9,540	8,298
Operating lease right-of-use assets, net	4,075	4,187
Indemnification asset, related party	8,284	7,460
Contract acquisition costs, net	7,049	7,286
Intangible asset, net	3,052	3,156
Goodwill	3,903	3,903
Restricted cash	3,504	—
Other assets	22,420	10,918
Total assets	$257,410	$230,313
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,346	$4,689
Accrued expenses and other current liabilities	22,522	18,659
Long-term debt, current	44,140	18,016
Operating and finance lease liabilities, current	402	417
Total current liabilities	78,410	41,781
Litigation finance payable	7,970	7,300
Long-term debt, noncurrent	149,470	95,268
Operating and finance lease liabilities, noncurrent	6,371	6,586
Total liabilities	242,221	150,935
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized, none outstanding	—	—
Common stock — $0.001 par value, 115,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively, 85,860,949 and 84,683,063 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	86	85
Additional paid-in capital	652,438	636,682
Accumulated deficit	(637,335)	(557,389)
Total stockholders’ equity	15,189	79,378
Total liabilities and stockholders’ equity	$257,410	$230,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$6,517	$—	$6,517	$—
Service revenue, net	2,320	3,659	5,440	6,631
Total revenue	8,837	3,659	11,957	6,631
Costs and expenses:
Cost of product sales	205	—	205	—
Cost of service revenue	1,292	1,493	2,809	2,960
Research and development	6,021	9,420	12,987	19,477
Selling, general and administrative	38,824	19,943	68,886	40,192
Total costs and expenses	46,342	30,856	84,887	62,629
Loss from operations	(37,505)	(27,197)	(72,930)	(55,998)
Other income (expense):
Interest income	1,584	1,855	3,312	3,735
Interest expense	(5,658)	(3,326)	(10,328)	(6,488)
Total other expense, net	(4,074)	(1,471)	(7,016)	(2,753)
Net loss and comprehensive loss	$(41,579)	$(28,668)	$(79,946)	$(58,751)
Net loss per common share, basic and diluted	$(0.49)	$(0.38)	$(0.94)	$(0.78)
Weighted average common shares outstanding, basic and diluted	85,588,108	76,435,831	85,381,563	75,914,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except shares amounts)

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	84,683,063	$85	$636,682	$(557,389)	$79,378
Issuance of common stock upon exercise of stock options	84,505	—	358	—	358
Issuance of common stock upon vesting of restricted stock units	414,053	—	—	—	—
Issuance of common stock under employee stock purchase plan	117,320	—	906	—	906
Stock-based compensation	—	—	7,438	—	7,438
Net loss	—	—	—	(38,367)	(38,367)
Balance as of March 31, 2025	85,298,941	$85	$645,384	$(595,756)	$49,713
Issuance of common stock upon exercise of stock options	33,378	—	125	—	125
Issuance of common stock upon vesting of restricted stock units	528,630	1	(1)	—	—
Stock-based compensation	—	—	6,930	—	6,930
Net loss	—	—	—	(41,579)	(41,579)
Balance as of June 30, 2025	85,860,949	$86	$652,438	$(637,335)	$15,189

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	68,629,575	$69	$476,322	$(429,098)	$47,293
Issuance of common stock upon exercise of stock options	23,247	—	99	—	99
Issuance of common stock upon vesting of restricted stock units	383,133	—	—	—	—
Issuance of common stock under employee stock purchase plan	67,982	—	404	—	404
Issuance of common stock upon exercise of warrants	946	—	—	—	—
Sale of common stock, net	7,182,532	7	74,861	—	74,868
Stock-based compensation	—	—	4,524	—	4,524
Net loss	—	—	—	(30,083)	(30,083)
Balance as of March 31, 2024	76,287,415	$76	$556,210	$(459,181)	$97,105
Issuance of common stock upon exercise of stock options	10,686	—	32	—	32
Issuance of common stock upon vesting of restricted stock units	116,447	—	—	—	—
Sale of common stock, net	—	—	—	—	—
Stock-based compensation	—	—	4,372	—	4,372
Net loss	—	—	—	(28,668)	(28,668)
Balance as of June 30, 2024	76,414,548	$76	$560,614	$(487,849)	$72,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(79,946)	$(58,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	—
Stock-based compensation	14,368	8,896
Depreciation and amortization	732	1,069
Non-cash lease expense	112	233
Loss (gain) on disposal of property and equipment	—	3
Accretion and non-cash interest expense	10,327	6,483
Changes in operating assets and liabilities:
Accounts receivable, net	(7,249)	812
Inventory	(5,980)	(7,212)
Prepaid expenses and other current assets	(83)	(1,548)
Other noncurrent assets	(11,502)	63
Accounts payable	5,364	3,224
Accrued expenses and other current liabilities	3,863	(300)
Operating lease liabilities	(166)	(499)
Net cash used in operating activities	(70,160)	(47,527)
Investing activities
Purchases of property, plant and equipment	(1,387)	(1,914)
Net cash used in investing activities	(1,387)	(1,914)
Financing activities
Proceeds from long-term debt, net of fees	74,975	24,975
Payments on long-term debt	(4,976)	(1,692)
Principal payments on finance leases	(64)	(53)
Receipts from litigation financing	670	222
Proceeds from sale of common stock, net of issuance costs	—	74,868
Proceeds from issuance of common stock under stock incentive plans	1,389	535
Net cash provided by financing activities	71,994	98,855
Net increase in cash, cash equivalents, and restricted cash	447	49,414
Cash, cash equivalents, and restricted cash, beginning of period	176,479	83,679
Cash, cash equivalents, and restricted cash, end of period	$176,926	$133,093
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$341	$655
Non-cash increase in property, plant and equipment through accounts payable	$469	$634
Non-cash increase in indemnification asset through accounts payable	$824	$487

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

We currently generate revenue through the sale of YUTREPIA (treprostinil) inhalation powder (“YUTREPIA”) and pursuant to a promotion agreement with Sandoz Inc. (“Sandoz”), dated as of August 1, 2018, as amended (the “Promotion Agreement”), under which we share profit derived from the sale of Sandoz’s generic treprostinil injection (“Treprostinil Injection”) in the United States.

We employ a targeted commercial field force calling on healthcare providers involved in the treatment of PAH and PH-ILD in the United States, as well as key stakeholders involved in the distribution and reimbursement of medicines to treat these patients.

YUTREPIA is an inhaled dry powder formulation of treprostinil designed with our proprietary PRINT® technology, a particle engineering platform that enables precise production of uniform drug particles, to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low effort dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labeled doses of currently marketed inhaled treprostinil therapies. YUTREPIA was approved by the U.S. Food and Drug Administration (“FDA”) on May 23, 2025 for the treatment of both PAH and PH-ILD, and was commercially launched on June 2, 2025.

Treprostinil Injection is a fully-substitutable generic treprostinil for parenteral administration in the United States. We have the exclusive rights to conduct commercial activities for Treprostinil Injection and work jointly with Sandoz on commercial strategy for the product. Sandoz retains all rights in and to Treprostinil Injection and holds the Abbreviated New Drug Application (“ANDA”) for Treprostinil Injection.

We also conduct research, development and manufacturing of novel products by applying our subject matter expertise in cardiopulmonary diseases. For example, we are currently developing L606, an investigational, liposomal formulation of treprostinil administered twice-daily with a short-duration next-generation nebulizer, which we licensed from Pharmosa Biopharm Inc. (“Pharmosa”). L606 is currently being evaluated in an open-label study in the United States for treatment of PAH and PH-ILD with a planned pivotal study for the treatment of PH-ILD.

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

The current global macro-economic environment is volatile, which may result in supply chain constraints and elevated rates of inflation. We rely on single source manufacturers and suppliers for the supply of our products and product candidates, adding to the manufacturing risks we face. In the event of any failure by a supplier, we could be left without backup facilities. Any disruption from these manufacturers or suppliers could have a negative impact on our business, financial position and results of operations. Additionally, see Note 13 Legal Proceedings for discussion of potential adverse outcomes from pending legal proceedings that could limit our ability to continue to commercialize YUTREPIA.

Liquidity and Capital Resources

Since inception, we have incurred recurring operating losses, including a net loss of $79.9 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $637.3 million. We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, bank borrowings with warrants, the issuance of convertible notes and warrants, and other long-term debt.

We expect to continue to incur significant expenses as we commercialize YUTREPIA and advance our product candidates through clinical trials and seek regulatory approval of such product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Additionally, the revenue interest financing agreement with HealthCare Royalty Partners IV, L.P. (“HCR”) dated January 9, 2023, as amended (the “HCR Agreement”) contains fixed quarterly payments and minimum cash covenants that require us to maintain cash and cash equivalents in an amount at least equal to $15.0 million for the remainder of the payment term, which based on amounts funded as of June 30, 2025, is expected to conclude in 2033.

We believe we will have sufficient cash and cash equivalents to meet our financial obligations and minimum cash covenants for at least the next twelve months. Included in our assessment are anticipated cash inflows from YUTREPIA product sales. We cannot guarantee our estimates regarding our ability to generate significant revenue from YUTREPIA and the resources needed to support development of L606 are accurate. We have based our estimates on assumptions that may prove to be wrong, and we could be limited in our ability to continue to commercialize YUTREPIA and/or use our available capital resources sooner than we currently expect. In the event revenues from YUTREPIA are insufficient to support our business operations and future capital needs, we expect that we would need further financing or we could be forced to delay, limit, reduce or terminate clinical studies or other ongoing activities, which could have a material adverse effect on our business, results of operations, and financial condition.

2. Basis of Presentation, Significant Accounting Policies and Fair Value Measurements

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The year-end condensed consolidated balance sheet data was derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. Our financial position, results of operations and cash flows are presented in U.S. Dollars.

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

Revision of Previously Issued Financial Statements

During the three months ended March 31, 2025, we identified immaterial errors in our accounting treatment of the fourth and fifth amendments to the HCR Agreement. While we initially concluded that the amendments constituted extinguishments under accounting standards codifications (“ASC”) 470 Debt, we reevaluated the accounting treatment, revised our conclusions and determined the amendments to be modifications. The identified errors impacted our previously issued 2024 annual consolidated financial statements. We have evaluated these errors and determined that the errors were not material to our consolidated financial statements taken as a whole. However, we voluntarily revised our previously issued 2024 annual consolidated financial statements to correct the immaterial errors and disclosed the impacts to our quarterly financial statements for the respective 2024 interim periods in our Current Report on Form 8-K filed on May 8, 2025. As a result of the revision, the loss on extinguishment has been eliminated and an adjustment to interest expense resulting from the modifications has been recorded, with corresponding adjustments to the long-term debt and accumulated deficit accounts.

A summary of the revisions to certain financial statement line items as of and for the six months ended June 30, 2024 in the condensed consolidated financial statements is presented below:

Condensed Consolidated Statement of Operations and Comprehensive Loss

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Interest expense	$(2,600)	$(726)	$(3,326)	$(5,124)	$(1,364)	$(6,488)
Loss on extinguishment of debt	$—	$—	$—	$(11,483)	$11,483	$—
Total other expense, net	$(745)	$(726)	$(1,471)	$(12,872)	$10,119	$(2,753)
Net loss and comprehensive loss	$(27,942)	$(726)	$(28,668)	$(68,870)	$10,119	$(58,751)
Net loss per common share, basic and diluted	$(0.37)	$(0.01)	$(0.38)	$(0.91)	$0.13	$(0.78)

The adjustments noted above had a corresponding impact on the related line items in the condensed consolidated statement of stockholders' equity lines for the six months ended June 30, 2024. There was no impact to our condensed consolidated statement of cash flows except for the presentation of net loss offset by the corresponding adjustment to reconcile net loss to net cash used in operating activities. In addition, Note 11 Long-term Debt has been updated to reflect the revised amounts.

Summary of Significant Accounting Policies

Our significant accounting policies are disclosed in Note 2 Basis of Presentation, Significant Accounting Policies and Fair Value Measurements of the consolidated financial statements for the years ended December 31, 2024 and 2023, which are included in Exhibit 99.1 to our Current Report on Form 8-K filed on May 8, 2025.

Recent Accounting Pronouncements

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

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Restricted cash represents cash held at financial institutions that is pledged as collateral for a stand-by letter of credit related to one of our operating leases.

Accounts Receivable, Net

Accounts receivable, net consists of trade receivables which are amounts due from our customers related to product sales and from Sandoz related to service revenue. The Company records trade receivables net of discounts, chargebacks, and any allowances for potential credit losses. An allowance for credit losses is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. We have not recorded any expected credit losses related to outstanding accounts receivable.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, and restricted cash. We are exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding our cash, cash equivalents, and restricted cash to the extent of amounts recorded on the condensed consolidated balance sheet. Our cash, cash equivalents, and restricted cash are held at multiple accredited financial institutions. We have not experienced any losses on such accounts and do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Such deposits have exceeded and will continue to exceed federally insured limits.

We are exposed to risks associated with extending credit to customers related to product sales. We do not require collateral to secure amounts due from customers.

Gross product sales from our two largest customers accounted for 68% and 27% of total gross product sales, respectively. One customer accounted for 100% of service revenue, net.

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

Inventory

We value our inventories at the lower-of-cost or net realizable value on a first-in, first-out basis. We began capitalizing YUTREPIA in late 2023, when, based our assessment of the legal and regulatory process, we concluded that we met the criteria to capitalize expenditures for prelaunch inventory.

Inventories include the cost for materials, third party contract manufacturing and packaging services, and overhead associated with manufacturing. The Company performs an assessment of the recoverability of inventory during each reporting period and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such impairment charges are recorded as a component of cost of product sales. Manufacturing cost is determined using an average cost method, which approximates actual cost. Inventory used for clinical development purposes is expensed to research and development expense when consumed.

Royalties

Royalties incurred in connection with our agreements with UNC and Chasm as further described in Note 12 Commitments and Contingencies, are included in cost of product sales in the same period as the related product sales is recognized.

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

Goodwill

We assess goodwill for impairment at least annually as of July 1 or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. For example, significant and unanticipated changes or our inability to obtain or maintain regulatory approvals for our products and product candidates, including any inability to maintain regulatory approval for YUTREPIA or any injunction requiring YUTREPIA to be removed from the market, could trigger testing of our goodwill for impairment at an interim date. We have one reporting unit. We have the option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, in which case a quantitative impairment test is not required.

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

As of June 30, 2025, we concluded there were no significant events or changes in circumstances which indicated that the carrying amount of goodwill was not recoverable. We completed our annual impairment test as of July 1, 2025 and concluded that no impairments had occurred.

Leases

In accordance with ASC 842, Leases, we determine if an arrangement is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. At the lease commencement date, we classify leases as operating or finance leases and record a right-of-use asset and a lease liability for all leases with an initial lease term of greater than 12 months based on the present value of the lease payments over the lease term using the discount rate implicit in the lease. If the rate implicit is not readily determinable, the Company utilizes an estimate of its incremental borrowing rate based upon the available information at the lease commencement date. Operating lease expense is recognized on a straight-line basis over the lease term.

Leases with an initial term of 12 months or less are not recorded in the balance sheet pursuant to the practical expedient available under ASC 842.

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

Product Sales, Net

In the second quarter of 2025, YUTREPIA became available to patients with a prescription in the U.S. and we commenced commercial sales to customers. We sell YUTREPIA to customers, including specialty pharmacies and a specialty distributor who in turn sell YUTREPIA directly to patients, clinics, hospitals, and federal healthcare programs. We offer access programs to allow patients to obtain free prescription fills in certain circumstances. We exclude amounts related to these access programs from both gross and net revenue. The cost of product associated with such access programs is recognized as a selling, general and administrative cost in the condensed consolidated statements of operations.

We have determined that the delivery of YUTREPIA to our customers constitutes a single performance obligation.  There are no other promises to deliver goods or services beyond what is specified in each accepted customer order. Product sales are recognized at the transaction price when the customer obtains control of our product, which occurs at a point in time upon delivery of the product to the customer.

Product sales, net are recorded at the transaction price, which reflects gross product sales reduced by corresponding gross-to-net (“GTN”) adjustments, including estimated cash discounts, government chargebacks, government rebates, specialty distributor fees, copay assistance, and returns. These GTN adjustments represent variable consideration under ASC 606 and are estimated using the expected value method or most likely amount method and are recorded when revenue is recognized on the sale of the product. GTN adjustments are based on available information including the contractual terms with customers, historical trends, industry analogs, communications with customers, and the levels of inventory remaining in the distribution channel, as well as expectations about the market for the product and anticipated introduction of competitive products, in combination with management’s informed judgments. Overall, these reserves reflect our best estimates of the amount of net cash proceeds we expect to realize from collection of current period gross sales less fees, discounts, and allowances and future estimated cash disbursements for the various GTN categories discussed below.

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price, only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our original estimates, we will adjust these estimates, which would affect product sales and earnings in the period such variances become known.

GTN adjustments include:

●	Discounts for Prompt Payment: We estimate cash discounts based on contractual terms and expectations regarding future customer payment patterns. We expect our customers will earn 100% of their prompt payment discounts. These discounts are recorded in the same period the related revenue is recognized, resulting in a reduction of product sales and accounts receivable.
●	Customer Discounts: We have contractual arrangements to provide for agreed upon discounts. These discounts are recorded in the same period the related revenue is recognized, resulting in a reduction of product sales and accounts receivable.
●	Specialty Distributor Fees: We pay fees to our specialty distributor for distribution services provided in connection with the sales of YUTREPIA. These specialty distributor fees are based on a contractually determined fixed percentage of sales. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product sales and the establishment of a current liability which is included in accrued expenses.
●	Government Chargebacks: Chargebacks for fees and discounts to qualified government healthcare providers represent the estimated obligations resulting from contractual commitments to sell products to qualified U.S. Department of Veterans Affairs hospitals and 340B entities at prices lower than the list prices charged to customers who directly purchase the product from us. The 340B Drug Discount Program is a U.S. federal government program created in 1992 that requires drug manufacturers to provide outpatient drugs to eligible health care organizations and covered entities at significantly reduced prices. Customers charge us for the difference between what they pay for the product and the statutory selling price to the qualified government entity. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivables. Chargeback amounts are generally determined at the time of resale to the qualified government healthcare provider by customers, and we generally issue credits for such amounts within a few weeks after the customer notifies us of the resale. Reserves for chargebacks consist of chargebacks that customers have claimed, but for which we have not yet issued a credit and credits that we expect to issue for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period. There may be significant lag time between our reported net product sales and receipt of the corresponding government chargeback claims from our customers.
●	Product Returns Allowances: Customers are contractually permitted to return purchased products only if the product is damaged or defective upon delivery or as required under applicable law. We estimate expected product returns for its allowance based on our expected returns volume. When historical data is available, we will use historical return rates of the product. Returned product is typically destroyed, since returns are generally only permitted due to damage and cannot be resold. These allowances are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses.
●	Managed Care Rebates: We are subject to rebates in connection with our agreements with certain contracted payors. We estimate our managed care rebates based on our estimated payor mix and the applicable contractual rebate rate and estimated future claims that we expect to receive, which considers an estimate for inventory in the distribution channel. These adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses.
●	Medicaid Rebates: We are subject to discount obligations under state government-managed Medicaid programs, whereby rebates are issued to participating state governments. These rebates arise when a patient treated with YUTREPIA is covered under Medicaid, resulting in a discounted price under the applicable Medicaid program. We estimate the portion of sales attributed to Medicaid patients and record a liability for the estimated rebates to be paid to the respective state Medicaid programs. The current liability for these rebates consists of estimates of claims for the current quarter and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period. There may be a significant time lag between our reported net product sales and receipt of the corresponding rebate notices from each state (generally several months or longer). The Company’s estimates are based on estimates obtained from similar products in the industry as supplemented by management’s judgment. When historical data is available, the Company will use historical claim levels by the state, as supplemented by management's judgment. These adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses.
●	Copay Programs: We offer a copay assistance program, which is intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payors. The calculation of the accrual for copay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period. Estimates are based on similar products in the industry as supplemented by management’s judgment. When historical data is available, the Company will use actual program participation and estimates of program redemption using data provided by the third party that administers the copay program. These adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses.

Service Revenue, Net

Services revenues, net are generated from the promotional services we perform to encourage the appropriate use of Treprostinil Injection in the U.S. under our Promotion Agreement with Sandoz. In exchange for conducting these promotional services, we are entitled to receive a share of Net Profits (as defined within the Promotion Agreement) based on specified profit levels. The share of Net Profits received is subject to adjustments from Sandoz for certain items, such as distributor chargebacks, rebates, inventory returns, inventory write-offs and other adjustments.

We have determined that the performance of the promotional services constitutes a single performance obligation and recognize revenue as we satisfy our performance obligation. The transaction price is equal to our share of Net Profits.

We expect to refund certain amounts to Sandoz through a reduction of the cash received from future Net Profits generated under the Promotion Agreement. As of June 30, 2025 and December 31, 2024, a $1.0 million and $2.0 million refund liability, respectively, is offset against accounts receivable from Sandoz related to expected refund amounts.

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

Stock-Based Compensation

We estimate the grant date fair value of stock-based awards and amortize this fair value to compensation expense over the requisite service period or the vesting period of the respective award. In arriving at stock-based compensation expense, we estimate the number of stock-based awards that will be forfeited due to employee turnover. The forfeiture assumption is based primarily on turn-over historical experience. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in our financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to expense recognized in our financial statements. The expense we recognize in future periods will be affected by changes in the estimated forfeiture rate and may differ from amounts recognized in the current period. See Note 9 Stock-Based Compensation.

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

Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Due to their anti-dilutive effect, the calculation of diluted net loss per share excludes the following common stock equivalent shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock Options	8,909,414	9,436,272	8,929,105	9,503,896
Restricted Stock Units	4,914,545	3,072,986	4,875,907	3,027,450
Warrants	450,000	450,000	450,000	450,000
Total	14,273,959	12,959,258	14,255,012	12,981,346

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table presents the placement in the fair value hierarchy of financial assets and liabilities measured at fair value as of June 30, 2025 and December 31, 2024:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
June 30, 2025	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$167,819	$—	$—	$167,819

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2024	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$170,672	$—	$—	$170,672

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

The carrying value and fair value of long-term debt as of June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$193,610	$188,300	$113,284	$110,174

The fair value is estimated using Level 3 inputs based on a discounted cash flow model incorporating company-specific projections and a market-based discount rates of 16.1% to 17.7% as of June 30, 2025 and 15.6% to 17.5% as of December 31, 2024, based on the tenor of the expected payment, and reflective of debt with similar risk characteristics.

3. Inventory

Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	June 30,	December 31,
	2025	2024
Raw materials	$11,318	$3,737
Work in process	8,169	7,069
Finished goods	9,066	—
Total inventory	28,553	10,806
Inventory reserve	—	—
Inventory	$28,553	$10,806

Recognized as:
Inventory	$6,444	$241
Other assets	22,109	10,565

Amounts recognized as Other Assets are comprised entirely of raw materials and work in process inventories not expected to be sold within one year of the date of the condensed consolidated balance sheet.

4. Property, Plant, and Equipment

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2025	2024
Lab and build-to-suit equipment	$7,747	$6,918
Office equipment	7	7
Furniture and fixtures	497	481
Computer and other equipment	1,902	741
Leasehold improvements	13,010	12,959
Construction-in-progress	2,799	3,001
Total property, plant and equipment	25,962	24,107
Accumulated depreciation and amortization	(16,422)	(15,809)
Property, plant and equipment, net	$9,540	$8,298

We recorded depreciation and amortization expense related to property, plant and equipment of $0.2 million for both the three months ended June 30, 2025 and 2024, and of $0.4 million for both the six months ended June 30, 2025 and 2024.

5. Contract Acquisition Costs and Intangible Asset

Contract acquisition costs and intangible asset are summarized as follows:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract acquisition costs	$12,980	$(5,931)	$7,049	$12,980	$(5,694)	$7,286
Intangible asset	$5,620	$(2,568)	$3,052	$5,620	$(2,464)	$3,156

We amortize the value of the contract acquisition costs and intangible asset on a pro-rata basis based on the estimated total service revenue or net profits to be recognized over the period from November 18, 2020 through December 2032, the termination date of the Promotion Agreement (see Note 2 Basis of Presentation, Significant Accounting Policies and Fair Value Measurements). Amortization of contract acquisition costs is recorded as a reduction of service revenue, net, and amortization of the intangible asset is recorded as cost of service revenue.

We recorded amortization related to the contract acquisition costs of $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and of $0.2 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively. We recorded amortization related to the intangible asset of $0.1 million for both the three months ended June 30, 2025 and 2024, and of $0.1 million for both the six months ended June 30, 2025 and 2024. Annual amortization over the next five years is expected to immaterially fluctuate from the 2025 amounts, consistent with changes to net profits to be recognized pursuant to the Promotion Agreement over the period.

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

On November 17, 2020, Liquidia PAH entered into a Litigation Funding and Indemnification Agreement (“Indemnification Agreement”) with PBM RG Holdings, LLC (“PBM”). PBM is considered to be a related party as it is controlled by a major stockholder (which beneficially owns approximately 7.8% of Liquidia Corporation common stock as of August 4, 2025), who is also a member of our Board of Directors.

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

As of June 30, 2025 and December 31, 2024, the Indemnification Asset and Litigation Finance Payable were classified as long-term assets and liabilities, respectively, as it is considered unlikely that the RareGen Litigation would conclude prior to June 30, 2026.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2025	2024
Accrued compensation	$5,757	$10,251
Accrued gross-to-net deductions	1,875	—
Accrued research and development expenses	853	2,495
Accrued inventory costs	4,026	1,641
Accrued other expenses	10,011	4,272
Total accrued expenses and other current liabilities	$22,522	$18,659

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

Warrants

During the six months ended June 30, 2025 and 2024, zero and 948 warrants to purchase shares of common stock were exercised, respectively. Outstanding warrants consisted of the following as of June 30, 2025:

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

9. Stock-Based Compensation

2020 Long-Term Incentive Plan

Our 2020 Long-Term Incentive Plan (the “2020 Plan”) provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards and for accelerated vesting under certain change of control transactions. The number of shares of our common stock available for issuance under the 2020 plan will automatically increase on January 1 of each year through 2030, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors (the “Evergreen Provision”). On January 1, 2025, the number of shares of common stock available for issuance under the 2020 Plan automatically increased by 3,387,323 shares pursuant to the Evergreen Provision. As of June 30, 2025, there were 1,553,998 shares available for future grants under the 2020 Plan.

The 2020 Plan replaced all prior equity award plans and such plans have been discontinued. However, the awards outstanding under the prior equity award plans will continue to remain in effect in accordance with their terms. Awards that are forfeited under these prior plans upon cancellation, termination or expiration will not be available for grant under the 2020 Plan. As of June 30, 2025, a total of 423,414 shares of common stock were reserved for issuance related to the remaining outstanding equity awards granted under the prior plans.

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

310,000 shares of our common stock were reserved for issuance pursuant to equity awards that may be granted under the 2022 Inducement Plan, and the 2022 Inducement Plan will be administered by the Compensation Committee. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2022 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board of Directors, or following a bona fide period of non-employment by us, if he or she is granted such equity awards in connection with his or her commencement of employment with us and such grant is an inducement material to his or her entering into employment with us. As of June 30, 2025, a total of 27,608 shares were available for issuance under the 2022 Inducement Plan.

Employee Stock Purchase Plan

In November 2020, stockholders approved the Liquidia Corporation 2020 Employee Stock Purchase Plan (the “ESPP”). The number of shares of our common stock available for issuance under the ESPP will automatically increase on January 1 of each year through 2030, by the lesser of (a) 1.0% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, (b) 150,000 shares, or (c) an amount determined by the Board of Directors. On January 1, 2025, the number of shares of common stock available for issuance under the ESPP increased by 150,000 shares. As of June 30, 2025, a total of 567,422 shares of common stock are reserved for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions, subject to plan limitations. Unless otherwise determined by the administrator, the common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is 85% of the lesser of the fair market value of our common stock on the first and last trading day of the offering period. During the six months ended June 30, 2025 and 2024, 117,320 and 67,982 shares were issued under the ESPP, respectively.

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

Total stock-based compensation expense recognized for employees and non-employees was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
By Expense Category:	2025	2024	2025	2024
Cost of service revenue	$58	$57	$207	$121
Research and development	287	826	627	1,837
Selling, general and administrative	6,585	3,489	13,534	6,938
Total stock-based compensation expense	$6,930	$4,372	$14,368	$8,896

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted average basis, by type of award:

	As of June 30, 2025
		Weighted
		Average
		Remaining
		Recognition
	Unamortized	Period
	Expense	(Years)
Stock options	$5,096	1.0
Restricted and performance stock units	$46,840	2.6

Fair Value of Stock Options Granted and Purchase Rights Issued under the ESPP

We use the Black-Scholes option-pricing model to determine the fair value of stock options granted and purchase rights issued under the ESPP.

There were no stock options granted during the six months ended June 30, 2025. The following table summarizes the assumptions used for estimating the fair value of stock options granted under the Black-Scholes option-pricing model during the six months ended June 30, 2024:

Six Months Ended
June 30,
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

Stock Options

Options generally vest over a four-year period in multiple tranches.

The following table summarizes stock option activity during the six months ended June 30, 2025:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2024	9,009,005	$4.76
Granted	—	—
Exercised	(117,883)	4.09
Cancelled	(4,687)	6.10
Outstanding as of June 30, 2025	8,886,435	$4.77	6.3	$68,471
Exercisable as of June 30, 2025	7,672,776	$4.61	6.2	$60,373
Vested and expected to vest as of June 30, 2025	8,836,703	$4.76	6.3	$68,169

No options were granted during the six months ended June 30, 2025. The weighted average fair value for options granted during the six months ended June 30, 2024 ended was $9.84 per share. The aggregate intrinsic value of stock options in the table above represents the difference between the $12.46 closing price of our common stock as of June 30, 2025 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

Restricted and Performance Stock Units

RSUs and PSUs represent the right to receive shares of our common stock at the end of a specified time period and/or upon the achievement of a specific milestone. RSUs and PSUs can only be settled in shares of our common stock.

RSUs generally vest over a four-year period similar to stock options granted to employees. RSUs granted to directors generally vest over a one-year period.

PSUs granted during 2025 and 2024 included 749,793 and 520,526, respectively, granted to our executive officers. These PSUs vest upon the later of (a) time-based vesting conditions and (b) the first commercial sale of YUTREPIA in the United States, which occurred during the second quarter of 2025. The time-based vesting condition means 25% of the PSUs vest one year after grant date and quarterly thereafter for three years, subject to the executive officer’s continued service.

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

The following table summarizes our RSU and PSU activity during the six months ended June 30, 2025:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested as of December 31, 2024	2,948,049	$10.82
Granted	2,818,300	12.50
Vested	(942,683)	11.15
Forfeited	(33,381)	12.25
Unvested as of June 30, 2025	4,790,285	$11.73

10. Leases

During June 2025, we entered into a non-cancelable operating lease for a second laboratory and office space in Morrisville, North Carolina. The lease expires on November 1, 2036, with the option to extend for two additional periods of five years each with appropriate notice. The payments under this lease are subject to escalation clauses. The lease is not expected to commence until October 2026. As the lease commencement date has not yet occurred, no right-of-use asset or lease liability has been recognized in the current period condensed consolidated financial statements. Concurrent with the execution of the lease, we provided the landlord an automatically renewable stand-by letter of credit in the amount of $3.3 million. The stand-by letter of credit is collateralized by a high-yield savings account, which is classified as restricted cash, long-term in our condensed consolidated balance sheets.

We are also party to a non-cancelable operating lease for our laboratory and office space in Morrisville, North Carolina. The lease expires on December 31, 2031, with an option to extend for an additional period of five years with appropriate notice. We have not included the optional extension period in the measurement of lease liabilities because it is not reasonably certain that we will exercise the option to extend. The payments under this lease are subject to escalation clauses.

Operating lease cost is allocated between inventory, research and development, and selling, general, and administrative expenses based on the usage of the leased facilities. The related right-of-use assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset.

Lease Balances, Costs, and Future Minimum Payments

Leases with an initial term of 12 months or less are not recorded on the balance sheet. As of June 30, 2025, we have not entered into any short-term leases. For lease agreements entered into or reassessed after the adoption of ASC 842 Leases, we combine lease and non-lease components, if any. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Our lease cost is reflected in the accompanying condensed statements of operations and comprehensive loss as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2025	2024	2025	2024
Operating lease cost:
Fixed lease cost	Selling, general, and administrative	$314	$20	$627	$39
Fixed lease cost	Research and development	—	175	—	350
Finance lease cost:
Amortization of lease assets	Selling, general, and administrative	—	—	22	—
Amortization of lease assets	Research and development	—	22	—	44
Interest on lease liabilities	Interest expense	—	2	1	4
Total Lease Cost		$314	$219	$650	$437

The weighted average remaining lease term and discount rates as of June 30, 2025 were as follows:

Weighted average remaining lease term (years):
Operating leases	6.5
Weighted average discount rate:
Operating leases	15.2%

The discount rate for leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms at the time of lease inception.

Lease liability maturities as of June 30, 2025, were as follows:

Year ending December 31:	Total
2025 (six months remaining)	$688
2026	1,442
2027	1,643
2028	1,692
2029	1,743
Thereafter	3,644
Total minimum lease payments	10,852
Less: interest	(4,079)
Present value of lease liabilities	$6,773

The table above excludes $36.3 million of estimated fixed payment obligations under our lease for a second laboratory and office space in Morrisville, North Carolina that has not yet commenced.

11. Long-term Debt

On January 9, 2023, we entered into the HCR Agreement, as amended, pursuant to which and subject to the terms and conditions contained therein, HCR has paid us an aggregate investment amount of $175.0 million (the “Investment Amount”).

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

On March 17, 2025, we entered into the Sixth Amendment to the HCR Agreement pursuant to which HCR made an additional $100.0 million available for funding in three tranches. On March 17, 2025 and June 23, 2025, $25.0 million and $50.0 million of the additional $100.0 million was funded, respectively. HCR will fund the remaining $25.0 million upon mutual agreement of HCR and us if we achieve aggregate net sales of YUTREPIA in excess of $100.0 million at any time on or prior to June 30, 2026.

As consideration for the Investment Amount and pursuant to the HCR Agreement, we have agreed to pay HCR according to a fixed quarterly payment schedule. As of June 30, 2025, we were required to pay $44.1 million within one year of the balance sheet date, which is classified as current in our condensed consolidated balance sheet.

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

The HCR Agreement contains certain restrictions on our ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, dispose of assets, pay dividends and distributions, subject to certain exceptions. In addition, the HCR Agreement contains a financial covenant that requires us to maintain cash and cash equivalents in an amount at least equal to $15.0 million for the remainder of the payment term, which based on amounts funded as of June 30, 2025, concludes in 2033.

As of the filing date of these condensed consolidated financial statements, we are not aware of any breach of covenants, or the occurrence of any material adverse event, nor have we received any notice of event of default from HCR.

We recorded the total funds received from HCR under the terms of the HCR Agreement as a liability. Cumulative fees to the lender and third parties of approximately $1.0 million are reflected as a discount on the long-term debt and is being accreted over the term using the effective interest method. All amendments to date were treated as debt modifications in accordance with ASC 470 Debt. The HCR Agreement’s initial effective interest rate was 17.3%, which decreased to 17.2% following the Third Amendment. Following the Fourth Amendment the effective interest rate was 18.0% and was 16.0% following the Fifth Amendment. Following the Sixth Amendment the effective interest rate is 15.8%. Following the funding on June 23, 2025, the effective interest was 14.4%. We use the contractual payment schedule to determine the interest expense to record to accrete the liability to the amount ultimately due. Over the course of the HCR Agreement, the effective interest rate may be affected by potential changes in contractual payments.

The following table presents the changes in the HCR Agreement payable during the six months ended June 30, 2025:

Balance as of December 31, 2024	$113,284
Accretion	3,823
Payments	(2,122)
Funding, net of fees	24,975
Balance as of March 17, 2025	$139,960
Accretion	5,972
Payments	(2,854)
Funding, net of fees	50,000
Balance as of June 23, 2025	$193,078
Accretion	532
Balance as of June 30, 2025	$193,610
Less: current portion of long-term debt	(44,140)
Long-term portion of long-term debt	$149,470

The expected annual payments on long-term debt as of June 30, 2025 are as follows:

Year ending December 31:
2025 (six months remaining)	$16,114
2026	58,406
2027	47,144
2028	54,526
2029	36,867
Thereafter	81,710
Total	$294,767

12. Commitments and Contingencies

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

Under the terms of the Pharmosa License Agreement, as amended, we will be responsible for development, regulatory and commercial activities of L606 in the Territory. Pharmosa will manufacture clinical and commercial supplies of the liposomal formulation through its global supply chain and support us in establishing a redundant global supply chain. In consideration for these exclusive rights, we paid Pharmosa an upfront license fee of $10 million and paid an additional $3.5 million upfront license fee in October 2024 in connection with the rights granted in the First Amendment and the Device License Agreement. In addition to the upfront fees, we will pay Pharmosa potential development milestone payments tied to clinical development and approvals in PAH and/or PH-ILD of up to $37.75 million, potential sales milestones of up to $185 million in North America and $150 million outside North American and two tiers of low, double-digit royalties on all net sales of L606. Pharmosa will also receive a $10 million milestone payment for each additional indication approved by the FDA after PAH and PH-ILD and each additional product approved by the FDA under the license, a $2 million milestone payment for each additional indication approved by the EMA after PAH and PH-ILD, and a $0.5 million milestone payment for each additional indication approved by the PMDA after PAH and PH-ILD. We also retain the first right to negotiate for development and commercialization of L606 in other territories should Pharmosa seek a partner, subject to satisfaction of certain conditions as set forth in the Pharmosa License Agreement.

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

Chasm Technologies Agreement

In March 2012, we entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to our manufacturing capabilities during the term of the agreement. We agreed to pay future royalties on net sales of YUTREPIA totaling no more than $1.3 million.

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

We are required to provide Lonza with quarterly forecasts of our expected production requirements for the following 24-month period, the first twelve months of which is considered a binding, firm order. We are required to purchase certain minimum annual order quantities, which may be adjusted by us after the thirteenth month after receipt of regulatory approval for YUTREPIA. The CSA provides for tiered pricing depending upon the batch size ordered.

In addition, in January 2020, we entered into a multi-year supply agreement with LGM Pharma, LLC (“LGM”) to supply active pharmaceutical ingredients for YUTREPIA. Under the supply agreement with LGM, we are required to provide rolling forecasts, a portion of which will be considered a binding, firm order, subject to an annual minimum purchase commitment of $2.7 million for the term of the agreement. The agreement expires five years from the first marketing authorization approval for YUTREPIA.

As of June 30, 2025, we have non-cancelable commitments for product manufacturing and supply costs of approximately $14.2 million.

Other Contingencies and Commitments

From time-to-time we are subject to claims and litigation in the normal course of business, none of which do we believe represent a risk of material loss or exposure. See Note 13 Legal Proceedings for further discussion of pending legal proceedings.

In addition to the commitments described above, we are party to other commitments, including non-cancelable leases and long-term debt, which are described elsewhere in these notes to the condensed consolidated financial statements.

13. Legal Proceedings

‘327 Patent Litigation

In connection with an amendment to the Company’s NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, the Company provided a notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed a complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware (Case No. 1:23-cv-00975-RGA) (the “‘327 Patent Litigation”), asserting infringement by the Company of U.S. Patent No. 10,716,793, entitled “Treprostinil Administration by Inhalation” (the “‘793 Patent”). In November 2023, the U.S. Patent and Trademark Office (the “USPTO”) issued U.S. Patent No. 11,826,327, entitled “Treatment for Interstitial Lung Disease” (the “‘327 Patent”), to United Therapeutics. On November 30, 2023, United Therapeutics filed an amended complaint in the ‘327 Patent Litigation asserting infringement of the ‘327 Patent by the practice of YUTREPIA based on the amended NDA. In January 2024, the Company filed an answer, counterclaims and a partial motion to dismiss the claims related to the ‘793 Patent as a result of the decision by the United States Court of Appeals for the Federal Circuit to affirm a finding by the Patent Trial and Appeal Board (the “PTAB”) that the ’793 Patent is unpatentable. In February 2024, United Therapeutics stipulated to the dismissal of the claims in the ‘327 Patent Litigation related to the ‘793 Patent. In February 2024, United Therapeutics also filed a motion seeking a preliminary injunction to prevent the Company from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA for the treatment of PH-ILD. Judge Andrews denied the motion for a preliminary injunction in May 2024. Trial was held in June 2025. Post-trial briefing has been completed, and the court’s decision is pending.

The trial was limited to determining whether YUTREPIA infringes any valid claims of the ‘327 patent. In the current proceedings, United Therapeutics is seeking injunctive relief that would require YUTREPIA to be removed from the market. Moreover, in the event the court determines that YUTREPIA does infringe valid claims of the ‘327 patent, United Therapeutics could pursue additional claims seeking damages based on the Company’s launch of YUTREPIA. Due to the uncertainty inherent in any litigation, we cannot guarantee that an outcome adverse to us will not result or whether an adverse outcome would require YUTREPIA to be removed from the market entirely or would require only that PH-ILD be removed from the label of YUTREPIA. Any litigation of this nature could involve substantial cost, and an adverse outcome could have a material adverse effect on the Company’s ability to continue selling YUTREPIA and result in substantial monetary damages. We currently are not able to reasonably estimate a range of potential outcomes and losses due to the number of variables that may affect the outcome of the current lawsuit, the outcome of any subsequent proceeding in which United Therapeutics seeks damages, if applicable, and any potential appeals, including the range of potential remedies, potential damages amounts sought, the strength of our defenses, the variety of potential legal and factual determinations yet to be made by the court and the inherent unpredictability of any outcome associated with these issues.

‘782 Patent Litigation

In May 2025, United Therapeutics filed a complaint for patent infringement against the Company in the U.S. District Court for the Middle District of North Carolina (Case No. 1:25CV368) (the “’782 Patent Litigation”), asserting infringement by the Company of U.S. Patent No. 11,357,782, entitled “Treprostinil Administration By Inhalation” (the “‘782 Patent”). In May 2025, United Therapeutics also filed a motion seeking a preliminary injunction to prevent the Company from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA. Judge Schroeder denied the motion for a preliminary injunction in May 2025. In May 2025, the Company filed a motion to dismiss or, in the alternative, stay or transfer the lawsuit. Briefing on the motion to dismiss or, in the alternative, stay or transfer the lawsuit is complete and the motion remains pending.

In the ‘782 Patent Litigation, United Therapeutics is seeking injunctive relief that would require YUTREPIA to be removed from the market and monetary damages. Due to the uncertainty inherent in any litigation, we cannot guarantee that an outcome adverse to us will not result or whether an adverse outcome would require YUTREPIA to be removed from the market. Any litigation of this nature could involve substantial cost, and an adverse outcome could have a material adverse effect on the Company’s ability to continue selling YUTREPIA and result in substantial monetary damages. We currently are not able to reasonably estimate a range of potential outcomes and losses due to the number of variables that may affect the outcome of the current lawsuit and any potential appeals, including the range of potential remedies, potential damages amounts sought, the strength of our defenses, the variety of potential legal and factual determinations yet to be made by the court and the inherent unpredictability of any outcome associated with these issues.

Trade Secret Litigation

In December 2021, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, alleging that the Company and a former United Therapeutics employee who later joined the Company as an employee many years after terminating his employment with United Therapeutics (the “Former Employee”) conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. In January 2024, the Former Employee filed a motion for summary judgment with respect to all claims, but the motion was denied in July 2024. In addition, in July 2024, the Company filed a motion for summary judgment with respect to all claims. The Company’s motion for summary judgment was denied in July 2025. A trial date has not yet been set.

In the trade secret litigation, United Therapeutics is seeking injunctive relief that may require YUTREPIA to be removed from the market and monetary damages. We intend to continue to vigorously defend ourselves against the claims made in this litigation. However, due to the uncertainty inherent in any litigation, we cannot guarantee that an outcome adverse to us will not result or whether an adverse outcome would require YUTREPIA to be removed from the market. Any litigation of this nature could involve substantial cost, and an adverse outcome could have a material adverse effect on the Company’s ability to continue selling YUTREPIA and result in substantial monetary damages. We currently are not able to reasonably estimate a range of potential outcomes and losses due to the number of variables that may affect the outcome of the damages trial and any potential appeals, including the range of potential remediesm, potential damages amounts sought, the strength of our defenses, the variety of potential legal and factual determinations yet to be made by the court, and the inherent unpredictability of any outcome associated with these issues.

Breach of Contract Litigation

In May 2024, United Therapeutics filed a second complaint in the Superior Court in Durham County, North Carolina, against the Former Employee, alleging that he breached prior employment agreements with United Therapeutics by failing to assign to United Therapeutics his interest in patents obtained by the Company that relied upon or benefitted from certain inventions, discoveries, materials, authorship, derivatives and results developed by the Former Employee while he was employed by United Therapeutics. The Company was also named as a defendant in this new lawsuit. As part of the lawsuit, United Therapeutics alleges that the Former Employee misappropriated certain intellectual property of United Therapeutics which led to the development of YUTREPIA. The complaint also seeks declaratory judgement such that all right, title and interest in and to any patentable or unpatentable inventions, discoveries, and ideas made or conceived by the Former Employee while employed by the Company should be assigned and transferred to United Therapeutics because they involved the use of United Therapeutics’ confidential information. In July 2024, the Company filed a motion to dismiss all claims. The motion to dismiss was denied in May 2025. The Company has filed a notice of appeal with respect to the denial of the motion to dismiss.

‘494 Patent Litigation

On April 21, 2025, the Company filed a complaint for patent infringement against United Therapeutics in the U.S. District Court for the Middle District of North Carolina (Case No. 1:25-cv-00299) (the “’494 Patent Litigation”), asserting infringement by United Therapeutics of U.S. Patent No. 10,898,494, entitled “Dry Powder Treprostinil for the Treatment of Pulmonary Hypertension” (the “‘494 Patent”) with respect to its Tyvaso DPI product. In June 2025, United Therapeutics filed a motion to dismiss or stay the lawsuit. Briefing on the motion, which remains pending, is in process.

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

In September 2021, United Therapeutics filed a motion for summary judgment with respect to all of the claims brought by Sandoz and Liquidia PAH against United Therapeutics. At the same time, Sandoz filed a motion for summary judgment with respect to the breach of contract claim. In March 2022, the Court issued an order granting partial summary judgment to United Therapeutics with respect to the antitrust and unfair competition claims, denying summary judgment to United Therapeutics with respect to the breach of contract claim, and granting partial summary judgment to Sandoz with respect to the breach of contract claim. A trial to determine the amount of damages due from United Therapeutics to Sandoz with respect to the breach of contract claim was held from late April to early May 2024. In November 2024, the Court entered a judgment in the amount of $70.6 million. United Therapeutics, Sandoz and Liquidia PAH have all appealed the Court’s decision to the United States Court of Appeals for the Third Circuit. Briefing on the appeal is complete and the parties are awaiting the scheduling or oral argument.

Under the Promotion Agreement, all proceeds from the litigation will be divided evenly between Sandoz and Liquidia PAH. Under the litigation finance agreements that Liquidia PAH has entered into with Henderson and PBM, any net proceeds received by Liquidia PAH with respect to the RareGen Litigation will be divided between Henderson and PBM.

14. Segment Information

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

The following table summarizes segment revenue, segment loss, and significant segment expenses regularly reported to the CODM during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$6,517	$—	$6,517	$—
Service revenue, net	2,320	3,659	5,440	6,631
Total revenue	8,837	3,659	11,957	6,631
Cost of product sales	205	—	205	—
Cost of service revenue	1,292	1,493	2,809	2,960
Program expenses (1)
YUTREPIA	14,661	4,392	24,419	11,022
L606	2,793	1,657	6,061	3,235
Generic Treprostinil	125	241	276	444
Total program expenses	17,579	6,290	30,756	14,701
Non-program expenses (2)	5,835	7,735	9,605	14,085
Personnel, including stock-based compensation	21,431	15,338	41,512	30,883
Loss from operations	(37,505)	(27,197)	(72,930)	(55,998)
Other income (expense), net	(4,074)	(1,471)	(7,016)	(2,753)
Net loss	$(41,579)	$(28,668)	$(79,946)	$(58,751)
(1)	Includes external research and development and selling, general and administrative expenses
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

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, results of operations, and cash flows. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024. This discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (except for Part II, Item 8. “Financial Statements and Supplementary Data,” which have been revised in Exhibit 99.1 to our Current Report on Form 8-K filed on May 8, 2025), which includes detailed discussions of various items impacting our business, results of operations and financial condition.

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

We currently generate revenue through the sale YUTREPIA (treprostinil) inhalation powder (“YUTREPIA”) and pursuant to a promotion agreement with Sandoz Inc. (“Sandoz”), dated as of August 1, 2018, as amended (the “Promotion Agreement”), under which we share profit derived from the sale of Sandoz’s generic treprostinil injection (“Treprostinil Injection”) in the United States.

We employ a targeted commercial force calling on healthcare providers involved in the treatment of PAH and PH-ILD in the United States, as well as key stakeholders involved in the distribution and reimbursement of medicines to treat these patients.

YUTREPIA is an inhaled dry powder formulation of treprostinil designed with our proprietary PRINT® technology, a particle engineering platform, which enables precise production of uniform drug particles designed to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low effort dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labeled doses of currently marketed inhaled treprostinil therapies. YUTREPIA was approved by the U.S. Food and Drug Administration (“FDA”) on May 23, 2025 for the treatment of both PAH and PH-ILD, and was commercially launched on June 2, 2025.

Treprostinil Injection is a fully-substitutable generic treprostinil for parenteral administration in the United States. We have the exclusive rights to conduct commercial activities for Treprostinil Injection and work jointly with Sandoz on commercial strategy for the product. Sandoz retains all rights in and to Treprostinil Injection and holds the Abbreviated New Drug Application (“ANDA”) for Treprostinil Injection.

We also conduct research, development and manufacturing of novel products by applying our subject matter expertise in cardiopulmonary diseases. For example, we are currently developing L606, an investigational, liposomal formulation of treprostinil administered twice-daily with a short-duration next-generation nebulizer, which we licensed from Pharmosa Biopharm Inc. (“Pharmosa”). L606 is currently being evaluated in an open-label study in the United States for treatment of PAH and PH-ILD with a planned pivotal study for the treatment of PH-ILD.

Since inception, we have incurred significant operating losses. Our net loss was $79.9 million for the six months ended June 30, 2025 and $128.3 million and $78.5 million for the years ended December 31, 2024 and 2023, respectively. As of June 30, 2025, we had an accumulated deficit of $637.3 million. We expect to incur significant expenses for the foreseeable future as we initiate commercialization of YUTREPIA and advance our product candidates through clinical trials, seek regulatory approval of such product candidates and pursue commercialization of any such approved product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. It is uncertain whether we will realize significant revenue from YUTREPIA sales and, even if our development efforts are successful with other product candidates, whether and when, if ever, we will realize significant revenue from sales of such additional product candidates. Additionally, our HCR Agreement contains fixed quarterly payments and minimum cash covenants that require us to maintain cash and cash equivalents in an amount at least equal to $15.0 million for the remainder of the payment term, which based on amounts funded as of June 30, 2025, is expected to conclude in 2033.

Our future funding requirements will be heavily determined by whether we are able to successfully maintain FDA approval for and commercialize YUTREPIA and the resources needed to support further development of our products and product candidates. Based on current operating plans and excluding any additional external financing, we will have sufficient cash and cash equivalents to fund operating expenses and capital requirements and meet our minimum cash covenants beyond one year from the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect, which would have a material impact on our operations.

Recent Events

On May 23, 2025, YUTREPIA was approved by the FDA for the treatment of PAH and PH-ILD.

On June 23, 2025, HCR funded an additional $50.0 million under the HCR Agreement.

Components of Consolidated Statements of Operations

Product Sales, Net

We began generating revenue from the sales of YUTREPIA in June 2025, following the FDA approval on May 23, 2025, for the treatment of PAH and PH-ILD. Revenues from product sales are recognized net of variable consideration due to rebates, chargebacks, trade discounts and allowances, sales returns, and other incentives. Provisions for estimated reductions to revenue are provided for in the same period the related sales are recorded and are based on contractual terms, actual utilization data, forecasted payor mix, total prescriptions and industry data. We expect product sales to increase if we are able to maintain FDA approval for YUTREPIA, gain market share and YUTREPIA obtains insurance coverage from third-party payors.

Service Revenue, Net

We primarily generate revenue pursuant to the Promotion Agreement, under which we receive a 50% share in the profit derived from the sale of Treprostinil Injection in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. To administer Treprostinil Injection through subcutaneous injection, patients currently must use the CADD-MS 3 infusion pump manufactured by ICU Medical. ICU Medical no longer manufactures or supports the CADD-MS 3 infusion pump. Although we believe that the number of available CADD-MS 3 infusion pumps will be sufficient to serve patients through at least the end of 2026, it is possible that the availability of CADD-MS 3 infusion pumps could end earlier. Due to this limitation in the availability of pumps, specialty pharmacies will limit the number of patients that they place on subcutaneous Treprostinil Injection therapy in order to ensure that patients placed on subcutaneous administration of Treprostinil Injection will not have to discontinue such treatment due to the unavailability of CADD-MS infusion pumps. Until we are able to obtain a pump to replace the CADD-MS 3 infusion pump, the number of patients that can receive subcutaneous administration of Treprostinil Injection will continue to be constrained. Revenue will continue to be impacted until alternative pumps are available.

Cost of Product Sales

Cost of product sales includes direct and indirect costs related to the manufacturing of inventory products sold, including third-party manufacturing costs, packaging services, freight, storage costs, allocation of overhead costs of employees involved with manufacturing and net sales-based royalty expense. We expect to use inventory previously expensed to research and development within the next six months, and accordingly, we expect our cost of product sales of YUTREPIA to increase as a percentage of product sales in future periods as we produce and sell inventory that reflects the full cost of manufacturing YUTREPIA.

Cost of Service Revenue

Cost of service revenue consists of (i) an allocation of the cost of our commercial field force associated with calling on healthcare providers involved in the treatment of PAH with Treprostinil Injection, as well as key stakeholders involved in the distribution and reimbursement of Treprostinil Injection and (ii) amortization of the intangible asset associated with the Promotion Agreement. We amortize the intangible asset associated with the Promotion Agreement in a manner consistent with our recognition of the related revenue.

Research and Development Expenses

Research and development expenses are incurred in connection with the development of our products and product candidates. We expense research and development costs as incurred.These expenses include employee-related expenses and stock-based compensation for personnel in research and development functions as well as regulatory costs, third-party costs related to conducting clinical trials, such as expenses incurred under agreements with contract research organizations and the cost of clinical trial materials. Research and development expenses also include costs of acquired product licenses and related technology rights where there is no alternative future use.

We expect our research and development expenses to increase related to planned clinical trials and development of L606, however, levels of research and development spending are inherently uncertain and highly dependent upon the progression of projects and may vary . This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials and the terms and timing of regulatory approvals.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of salaries and related costs, including stock-based compensation, for personnel in executive, administrative, finance, legal, commercial and technical operations functions. Selling, general and administrative expenses also include corporate infrastructure and software costs, patent filing and prosecution costs and professional fees for marketing, litigation, auditing and tax services and insurance. Commercial costs include bona fide service fees related to distribution of YUTREPIA and the cost of certain patient support programs.

Other Income (Expense)

Other income (expense) is comprised of interest income and expense. Interest income consists of interest earned on our cash equivalents. Interest expense consists of non-cash interest charges on long-term debt.

Results of Operations

Three and Six Months Ended June 30, 2025 compared with the Three and Six Months Ended June 30, 2024

The following table summarizes the results of our operations for the three and six months ended June 30, 2025 and 2024, together with the changes in those items in dollars and as a percentage (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
Revenues:
Product sales, net	$6,517	$—	$6,517	* %	$6,517	$—	$6,517	* %
Service revenue, net	2,320	3,659	(1,339)	(37)%	5,440	6,631	(1,191)	(18)%
Total revenue	8,837	3,659	5,178	142%	11,957	6,631	5,326	80%
Costs and expenses:
Cost of product sales	205	—	205	* %	205	—	205	* %
Cost of service revenue	1,292	1,493	(201)	(13)%	2,809	2,960	(151)	(5)%
Research and development	6,021	9,420	(3,399)	(36)%	12,987	19,477	(6,490)	(33)%
Selling, general and administrative	38,824	19,943	18,881	95%	68,886	40,192	28,694	71%
Total costs and expenses	46,342	30,856	15,486	50%	84,887	62,629	22,258	36%
Loss from operations	(37,505)	(27,197)	(10,308)	38%	(72,930)	(55,998)	(16,932)	30%
Other income (expense):
Interest income	1,584	1,855	(271)	(15)%	3,312	3,735	(423)	(11)%
Interest expense	(5,658)	(3,326)	(2,332)	70%	(10,328)	(6,488)	(3,840)	59%
Total other expense, net	(4,074)	(1,471)	(2,603)	177%	(7,016)	(2,753)	(4,263)	155%
Net loss and comprehensive loss	$(41,579)	$(28,668)	$(12,911)	45%	$(79,946)	$(58,751)	$(21,195)	36%

Product Sales, Net

Product sales, net, were $6.5 million for the three and six months ended June 30, 2025. We began shipping YUTREPIA to our customers in the United States in June 2025, following receipt of full FDA approval for YUTREPIA on May 23, 2025. We did not recognize any revenue from product sales during the three and six months ended June 30, 2024.

Service Revenue, Net

Service revenue, net, was $2.3 million for the three months ended June 30, 2025, compared to $3.7 million for the three months ended June 30, 2024. Service revenue, net related primarily to the Promotion Agreement. The decrease of $1.4 million was primarily due to the impact of unfavorable gross-to-net returns and managed care adjustments recorded in the current year.

Service revenue, net, was $5.4 million for the six months ended June 30, 2025, compared to $6.6 million for the six months ended June 30, 2024. Service revenue, net related primarily to the Promotion Agreement. The decrease of $1.2 million was primarily due to lower sales volumes in the current year.

Cost of Product Sales

Cost of product sales was $0.2 million for the three and six months ended June 30, 2025 and related to sales of YUTREPIA. We did not record any cost of product sales for three and six months ended June 30, 2024.

Cost of Service Revenue

Cost of service revenue was $1.3 million for the three months ended June 30, 2025, compared to $1.5 million for the three months ended June 30, 2024 and $2.8 million for the six months ended June 30, 2025, compared to $3.0 million for the six months ended June 30, 2024. Cost of service revenue related to the Promotion Agreement as noted above.

Research and Development Expenses

Research and development expenses were $6.0 million for the three months ended June 30, 2025, compared to $9.4 million for the three months ended June 30, 2024. The decrease of $3.4 million or 36% was primarily due to a $2.7 million decrease in personnel expenses (including stock-based compensation) due to a shift from activities related to research and development to the commercialization of YUTREPIA, a $1.0 million decrease in expenses related to our YUTREPIA research and development activities, and a $0.4 million decrease in facilities and infrastructure expenses. These decreases were offset by a $1.1 million increase in clinical expenses for our L606 program, primarily related to our planned global pivotal study for the treatment of PH-ILD.

Research and development expenses were $13.0 million for the six months ended June 30, 2025, compared to $19.5 million for the six months ended June 30, 2024. The decrease of $6.5 million or 33% was primarily due to a $6.3 million decrease in personnel expenses (including stock-based compensation) due to a shift from activities related to research and development to the commercialization of YUTREPIA, a $1.5 million decrease in expenses related to our YUTREPIA research and development activities, and a $0.9 million decrease in facilities and infrastructure expenses. These decreases were offset by a $2.8 million increase in clinical expenses for our L606 program, primarily related to our planned global pivotal study for the treatment of PH-ILD.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses were $38.8 million for the three months ended June 30, 2025, compared to $19.9 million for the three months ended June 30, 2024. The increase of $18.9 million or 95% was primarily due to a $8.8 million increase in personnel expenses (including stock-based compensation) driven by higher headcount and a shift from activities related to research and development to the commercialization of YUTREPIA, a $5.8 million increase in legal fees related to our ongoing YUTREPIA-related litigation, a $2.3 million increase in commercial and consulting expenses to support the commercialization of YUTREPIA, and a $1.3 million increase in facilities and infrastructure expenses.

Selling, general and administrative expenses were $68.9 million for the six months ended June 30, 2025, compared to $40.2 million for the six months ended June 30, 2024. The increase of $28.7 million or 71% was primarily due to a $17.0 million increase in personnel expenses (including stock-based compensation) driven by higher headcount and a shift from activities related to research and development to the commercialization of YUTREPIA, a $6.4 million increase in legal fees related to our ongoing YUTREPIA-related litigation, a $1.9 million increase in facilities and infrastructure expenses, a $1.7 million increase in commercial and consulting expenses to support the commercialization of YUTREPIA.

Other Income (Expense)

Total other expense, net was $4.1 million for the three months ended June 30, 2025, compared with $1.5 million for the three months ended June 30, 2024. The increase of $2.6 million was primarily attributable to the higher borrowings under the HCR Agreement.

Total other expense, net was $7.0 million for the six months ended June 30, 2025, compared with $2.8 million for the six months ended June 30, 2024. The increase of $4.2 million was primarily driven attributable to the higher borrowings under the HCR Agreement.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, the issuance of convertible notes, and other long-term debt. Our principal uses of cash have been for working capital requirements and capital expenditures. As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $173.4 million and $176.5 million, respectively. As of June 30, 2025, we had stockholders’ equity of $15.2 million and an accumulated deficit of $637.3 million.

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

In January 2023, we entered into the HCR Agreement, pursuant to which HCR has paid us an aggregate investment amount of $175.0 million (the “Investment Amount”). $25.0 million remains available for funding upon mutual agreement of HCR and us if we achieve aggregate net sales of YUTREPIA in excess of $100.0 million at any time on or prior to June 30, 2026. See Note 11 Long-term Debt to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information.

Future Funding Requirements

Until such time as we can generate significant revenues from the sale of YUTREPIA, if ever, we anticipate we will incur net operating losses and negative cash flows from operations. We plan to focus in the near-term on the commercial launch of YUTREPIA, continuing promotion of Treprostinil Injection, investing in research and development efforts for our YUTREPIA and L606 programs, and expanding our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our clinical trials are not successful or if the FDA does not approve our product candidates when we expect, or at all, or if the FDA withdraws approval of any of our products that have received approval, including YUTREPIA.

Our primary uses of capital are, and we expect will continue to be, compensation and related personnel expenses, clinical costs, manufacturing process development costs, external research and development services, laboratory and related supplies, regulatory expenses, legal costs, administrative and overhead costs and repayments under the HCR Agreement. We also expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution as we commercially launch YUTREPIA.

We believe we will have sufficient cash and cash equivalents to meet our financial obligations and minimum cash covenants for at least the next twelve months. Included in our assessment are anticipated cash inflows from YUTREPIA product sales. We cannot guarantee our estimates regarding our ability to generate significant revenue from YUTREPIA and the resources needed to support development of L606 are accurate. We have based our estimates on assumptions that may prove to be wrong, and we could be limited in our ability to continue to commercialize YUTREPIA and/or use our available capital resources sooner than we currently expect. In the event revenues from YUTREPIA are insufficient to support our business operations and future capital needs, we expect that we would need further financing or we could be forced to delay, limit, reduce or terminate clinical studies or other ongoing activities, which could have a material adverse effect on our business, results of operations, and financial condition.

There are numerous risks and uncertainties associated with research, development and commercialization of pharmaceuticals and our future funding requirements will depend on many factors, including:

●	our ability to successfully commercialize YUTREPIA;
●	whether we are able to maintain FDA approval for YUTREPIA for one or both of PAH and PH-ILD and avoid injunctive relief that would limit our ability to sell YUTREPIA for one or both indications;
●	the number and characteristics of the product candidates we pursue;
●	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates and our ability to maintain any such approvals;
●	our ability to manufacture sufficient volumes of products to meet market demand;
●	the cost of manufacturing our product candidates and any product we successfully commercialize, including costs necessary to increase our manufacturing capacity to meet demand;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
●	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future product candidates, if any.

See “Risk Factors” for additional risks associated with our substantial capital requirements.

Cash Flows

The following table summarizes our sources and uses of cash, cash equivalents, and restricted cash:

	Six Months Ended
	June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(70,160)	$(47,527)
Investing activities	(1,387)	(1,914)
Financing activities	71,994	98,855
Net increase in cash, cash equivalents, and restricted cash	$447	$49,414

Operating Activities

Net cash used in operating activities increased $22.7 million to $70.2 million for the six months ended June 30, 2025 compared to $47.5 million for the six months ended June 30, 2024. The increase was primarily due to $12.3 million higher net loss adjusted for non-cash items and unfavorable working capital changes of $10.3 million.

Investing Activities

Net cash used in investing activities was $1.4 million for the six months ended June 30, 2025 compared to $1.9 million for the six months ended June 30, 2024 and related to property, plant and equipment purchases.

Financing activities

Net cash provided by financing activities was $72.0 million during the six months ended June 30, 2025, compared to $98.9 million during the six months ended June 30, 2024. During the six months ended June 30, 2025, we received $75.0 million net proceeds from the HCR Agreement and $1.4 million from the issuance of common stock under stock incentive plans. These inflows were offset by $5.0 million in payments under the HCR Agreement. During the six months ended June 30, 2024, we received $74.9 million net proceeds from the 2024 Private Placement which closed on January 8, 2024, $25.0 million net proceeds from the HCR Agreement, and $0.5 million from the issuance of common stock under stock incentive plans. These inflows were offset by $1.7 million in payments under the HCR Agreement.

Contractual Obligations and Commitments

Milestone and Royalty Obligations

Under the UNC License Agreement, the Company is obligated to pay UNC royalties equal to a low single digit percentage of all net sales, as defined in the UNC License Agreement, of drug products whose manufacture, use or sale includes any use of the technology or patent rights covered by the UNC License Agreement, including YUTREPIA.

In March 2012, we entered into an agreement, as amended, with Chasm Technologies, Inc. for manufacturing consulting services related to our manufacturing capabilities during the term of the agreement. We agreed to pay future royalties on net sales of YUTREPIA totaling no more than $1.3 million.

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

As of June 30, 2025, we have non-cancelable commitments for product manufacturing and supply costs of approximately $14.2 million.

Lease Obligations

We are party to two non-cancelable operating leases for laboratory, manufacturing, and office space. These leases expire on December 31, 2031, with an option to extend for an additional period of five years with appropriate notice, and on November 1, 2036, with the option to extend for two additional periods of five years each with appropriate notice. Minimum operating lease payments under these leases are $0.7 million in the remaining six months of 2025, $2.0 million in 2026, $4.8 million in 2027, $5.0 million in 2028, $5.1 million in 2029, and $29.6 million thereafter.

Other Obligations and Contingencies

We from time-to-time are subject to claims and litigation in the normal course of business. See Note 13 Legal Proceedings for further discussion of pending legal proceedings.

We have an Executive Severance and Change in Control Plan which covers certain employees and requires payments if certain events, such as a change in control or termination without cause, occur.

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

While we describe our significant accounting policies in Note 2 Basis of Presentation, Significant Accounting Policies and Fair Value Measurements to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, we have identified the following critical accounting estimates:

Revenue Recognition

Net product revenues from the sale of YUTRPEPIA are recorded at the transaction price, which reflects gross product sales reduced by corresponding gross-to-net (“GTN”) adjustments, including estimated discounts, government chargebacks, government rebates, specialty distributor fees, copay assistance, and returns. These GTN adjustments represent variable consideration under ASC 606 and are estimated using the expected value method or most likely amount method and are recorded when revenue is recognized on the sale of the product. GTN adjustments are based on available information including the contractual terms with customers, historical trends, industry analogs, communications with customers, and the levels of inventory remaining in the distribution channel, as well as expectations about the market for the product and anticipated introduction of competitive products, in combination with management’s informed judgments. Overall, these reserves reflect our best estimates of the amount of net cash proceeds we expect to realize from collection of current period gross sales less fees, discounts, and allowances and future estimated cash disbursements for the various GTN categories. These estimates are determined using a complex process which requires significant judgment and variances between actual and estimated amounts could have a material impact on our condensed consolidated financial statements.

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2025, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, we implemented new processes and internal controls to record product sales, cost of product sales, and accounts receivable as a result of the FDA approval and commercial launch of YUTREPIA. In addition, during the quarter ended June 30, 2025, we implemented new processes to capitalize inventory as a result of the launch of a new inventory management system. The implementation of these new processes and controls resulted in material changes to our internal controls over financial reporting.

Other than the changes in our internal control over financial reporting described above, there were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

For information on our legal proceedings, see Note 13 Legal Proceedings to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

The following is a summary of the principal risk factors described in this section:

●	We are primarily dependent on the success of YUTREPIA, for which we recently received FDA approval, and L606, and these products and product candidates may fail to receive or to maintain final marketing approval (in a timely manner or at all) for some or all of the indications for which we have received or are seeking approval or may not be commercialized successfully.
●	United Therapeutics has initiated multiple lawsuits against us in which it has claimed that YUTREPIA is infringing its patents and two separate lawsuits against us that we and a former United Therapeutics employee, who later joined us as an employee, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices and that United Therapeutics is entitled to an ownership interest in a portion of our intellectual property. In several of these proceedings, United Therapeutics is seeking injunctive relief that would require YUTREPIA to be withdrawn from the market. These lawsuits, and other lawsuits that United Therapeutics may file in the future, may result in our company being unable to maintain FDA approval for YUTREPIA in PAH and/or PH-ILD or require us to stop selling YUTREPIA for one or both such indications, result in substantial damage claims against us if we are found to infringe any patents or to have misappropriated trade secrets, or result in United Therapeutics owning an interest in a portion of our intellectual property.
●	We may be unable to manufacture sufficient quantities of our products to meet commercial demand.

●	We face significant competition from large pharmaceutical companies, among others, in developing and commercializing our products and product candidates, and our operating results will suffer if we are unable to compete effectively, including if one or more such products have a superior product profile to YUTREPIA and/or L606.
●	We expect to incur significant expenses for the foreseeable future as we commercially launch YUTREPIA and advance our other product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. The future viability of our company will depend on our ability to fund future operations and capital requirements with revenue from YUTREPIA and, if necessary, additional capital from external financing.
●	We have a history of losses and our future profitability remains uncertain.
●	Our preclinical studies and clinical trials, including our planned pivotal clinical trial of L606, may not be successful and delays in such preclinical studies or clinical trials may cause our costs to increase and significantly impair our ability to commercialize our product candidates. Results of previous clinical trials or interim results of ongoing clinical trials may not be predictive of future results.
●	Liquidia PAH does not hold the FDA regulatory approval for Treprostinil Injection, the RG Cartridge or pumps used to administer Treprostinil Injection and is dependent on Sandoz, Chengdu and the pump manufacturers to manufacture and supply Treprostinil Injection, the RG Cartridge and pumps used to administer Treprostinil Injection, respectively, in compliance with FDA requirements, and is more broadly dependent on their FDA and healthcare compliance relative to Treprostinil Injection, the RG Cartridge and the pumps used to administer Treprostinil Injection, respectively.
●	Medical devices, which we do not control, are necessary for the administration of YUTREPIA, L606 and Treprostinil Injection.
●	Sales of Treprostinil Injection are dependent on market acceptance of generic treprostinil for parenteral administration and the medical devices used for administration of Treprostinil Injection, including the ICU Medical infusion pumps, any future pumps that we develop, and the RG Cartridge, by patients, health care providers and by third-party payors, while interactions with these persons and entities are subject to compliance requirements. The commercial success of Treprostinil Injection may also be impacted by increasing generic competition which may result in declining prices for Treprostinil Injection.
●	In the event revenues from YUTREPIA are insufficient to support our future capital needs, we expect that we would need further financing for our existing business and future growth, which may not be available on acceptable terms, if at all. Failure to obtain funding, if needed, on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product commercialization and development efforts or other operations. The failure to obtain further financing may also prevent us from capitalizing on other potential product candidates or indications which may be more profitable than YUTREPIA and/or L606 or for which there may be a greater likelihood of success.
●	Our financing facility with HealthCare Royalty Partners IV, L.P. (“HCR”) contains operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in HCR taking possession and disposing of any collateral.
●	Our products may not achieve market acceptance or third-party payor coverage.
●	L606 is based on proprietary, novel technology, which has not been used to manufacture any products that have been previously approved by the FDA, making it difficult to predict the time and cost of development and of subsequently obtaining final regulatory approval.
●	Our operations are concentrated in Morrisville, North Carolina and interruptions affecting us or our suppliers due to natural or man-made disasters or other unforeseen events could materially and adversely affect our operations and result in losses that may not be covered by insurance
●	We may not be able to build or maintain a commercial operation, including establishing and maintaining marketing and sales capabilities or entering into agreements with third parties to market and sell our drug products.
●	We depend on third parties for clinical and commercial supplies, including single suppliers for the active ingredient, the device, encapsulation and packaging of YUTREPIA and single suppliers for the drug product

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

Risks Related to our Financial Position and Need for Additional Capital

We expect to incur significant expenses and may incur operating losses for the foreseeable future as we commercially launch YUTREPIA and advance our other product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. The future viability of our company will depend on our ability to fund future operations and capital requirements with revenue from YUTREPIA and, if necessary, additional capital from external financing.

We are subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations. We expect to incur significant expenses and may incur significant operating losses for the foreseeable future as we commercially launch YUTREPIA and advance our other product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. We do not expect to generate significant revenue unless we are able to maintain FDA approval for and successfully commercialize YUTREPIA or obtain marketing approval for and successfully commercialize one or more of our other product candidates. United Therapeutics is seeking injunctive relief that would require us to remove YUTREPIA from the market or remove one or both of PAH and PH-ILD from its label, which would limit our ability to commercialize YUTREPIA, if we are able to do so at all. Even with marketing approval for YUTREPIA and any of our other product candidates, we would incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. It is uncertain when, if ever, we will realize significant revenue from product sales. The future viability of our company will depend on our ability to fund future operations and capital requirements with revenue from YUTREPIA and, if necessary, additional capital from external financing. We may seek additional funding through public or private financings, debt financing or collaboration. Our inability to obtain funding, if and when needed, would have a negative impact on our financial condition and ability to pursue our business strategies.

We have a history of losses and our future profitability remains uncertain.

We have incurred net losses of $79.9 million during the six months ended June 30, 2025, and $128.3 million and $78.5 million during the years ended December 31, 2024 and 2023, respectively. We also had negative operating cash flows for each of these periods. As of June 30, 2025, we had an accumulated deficit of $637.3 million.

Since our incorporation, we have invested heavily in the development of our products and product candidates and technologies, as well as in recruiting management and scientific personnel. We have only recently started commercialization of YUTREPIA and most of our revenue to date has been derived from up-front fees and milestone payments made to us in connection with licensing and collaboration arrangements we have entered into and the

Promotion Agreement, under which we share in the profit derived from the sale of Treprostinil Injection in the United States. These up-front fees and milestone payments have been, and combined with revenue generated from YUTREPIA and Treprostinil Injection may continue to be, insufficient to match our operating expenses, particularly if United Therapeutics is successful in seeking injunctive relief that would limit our ability to commercialize YUTREPIA, if we are able to do so at all. We expect to continue to devote substantial financial and other resources to the commercialization of YUTREPIA and clinical development of our product candidates and, as a result, must generate significant revenue to achieve and maintain profitability. We may continue to incur losses and negative cash flow and may never transition to profitability or positive cash flow. We may require additional funding to continue our operations and maintain compliance with debt covenants, and could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect our business prospects, or potentially force us to cease operations.

In the event revenues from YUTREPIA are insufficient to support our future capital needs, we expect that we would need further financing for our existing business and future growth, which may not be available on acceptable terms, if at all. Failure to obtain funding, if needed, on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product commercialization and development efforts or other operations. The failure to obtain further financing may also prevent us from capitalizing on other potential product candidates or indications which may be more profitable than YUTREPIA and/or L606 or for which there may be a greater likelihood of success.

We may need to raise additional funds to meet our future funding requirements for the commercial launch of YUTREPIA and continued research, development and commercialization of our product candidates and technology. Our future funding requirements will be heavily determined by the success of commercialization of YUTREPIA and the resources needed to support development of our product candidates. United Therapeutics is seeking injunctive relief that would require us to remove YUTREPIA from the market or remove one or both of PAH and PH-ILD from its label, which would limit our ability to commercialize YUTREPIA, if we are able to do so at all. In the event that funds generated from our operations are insufficient to fund our future growth, we may raise additional funds through the issuance of equity or debt securities or by borrowing from banks or other financial institutions. We cannot assure you that we will be able to obtain such additional financing on terms that are acceptable to us, or at all. Global and local economic conditions could negatively affect our ability to raise funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing, even if obtained, may be accompanied by restrictive covenants that may, among others, limit our ability to pay dividends or require us to seek consent for payment of dividends, or restrict our freedom to operate our business by requiring consent for certain actions.

If we need additional financing and fail to obtain it on terms that are favorable to us, we may not be able to implement our growth plans, and we may be required to significantly curtail, delay or discontinue one or more of our research, development or manufacturing programs or the commercialization of YUTREPIA or any other approved product. Furthermore, if we fail to obtain additional financing on terms that are acceptable to us, we may forgo or delay the pursuit of opportunities presented by other potential product candidates or indications that may later prove to have greater commercial potential than the product candidates and indications that we have chosen to pursue.

Our financing facility with HCR contains operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in HCR taking possession and disposing of any collateral.

Under the terms of the HCR Agreement, we may not, among other actions, without the prior written consent of HCR, (a) pay any dividends or make any other distribution or payment or redeem, retire or purchase any capital stock, except in certain prescribed circumstances, (b) create, incur, assume, or be liable with respect to any indebtedness except certain permitted indebtedness, or make or permit any payment on any indebtedness, except under certain limited circumstances, or (c) make any sale, transfer, out-license, lease or other disposition of any property or any economic interest, other than certain limited exceptions. Additionally, we are required to maintain at all times a minimum cash balance of $15.0 million. Our obligations under the HCR Agreement are collateralized by all of our assets and property, subject to limited exceptions.

If we breach certain of our covenants in the HCR Agreement and are unable to cure such breach within the prescribed period or are not granted waivers in relation to such breach or if we experience a material adverse event, it may constitute an event of default under the HCR Agreement, giving HCR the right to require us to repay the then outstanding obligations immediately, and HCR could, among other things, foreclose on the collateral granted to them to collateralize such indebtedness, which includes our intellectual property, if we are unable to pay the outstanding debt immediately.

Our management has broad discretion in using the net proceeds from our financing facility with HCR and prior equity offerings and may not use them effectively.

We are using the net proceeds of our financing facility with HCR, our September 2024 public equity offering, the September 2024 Private Placement, the January 2024 Private Placement and prior public and private equity offerings to support the development and commercialization of YUTREPIA, including the commercial launch of YUTREPIA, the commercialization of Treprostinil Injection, the development and servicing of pumps for the administration of Treprostinil Injection, the development of L606, and for general corporate purposes. Our management has broad discretion in the application of such proceeds and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish cash flows available to service our obligations to HCR, cause the value of our equity to decline and delay the development of our products and product candidates. Pending their use, we may invest such proceeds in short-term, investment-grade, interest-bearing securities, which may not yield favorable returns.

We depend on skilled labor, and our business and prospects may be adversely affected if we lose the services of our skilled personnel, including those in senior management, or are unable to attract new skilled personnel.

Our ability to continue our operations and manage our potential future growth depends on our ability to hire and retain suitably skilled and qualified employees, including those in senior management, in the long-term. Due to the specialized nature of our work, there is a limited supply of suitable candidates. We compete with other biotechnology and pharmaceutical companies, educational and research institutions and government entities, among others, for research, technical, clinical and sales and marketing personnel. In addition, in order to manage our potential future growth effectively, we will need to improve our financial controls and systems and, as necessary, recruit sales, marketing, managerial and finance personnel. The loss of the services of members of our sales team could seriously harm our ability to successfully implement our business strategy. If we are unable to attract and retain skilled personnel, including in particular Roger Jeffs, our Chief Executive Officer, we may not be able to successfully implement the tasks necessary to further develop and commercialize our products and product candidates and, accordingly, our business and prospects may be materially and adversely affected.

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

For example, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the year incurred and instead requires taxpayers to capitalize and subsequently amortize such expenditures over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. The One Big Beautiful Bill Act (“OBBBA”) reinstates the option to deduct domestic research and development expenditures in the year incurred, commencing with tax years beginning after December 31, 2024. Foreign research and development expenditures remain subject to the 15-year capitalization and amortization requirement. The OBBBA also includes other significant provisions, including tax cut extensions and modifications to the international tax framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. In addition, the Inflation Reduction Act (“IRA”), among other things, included a new 15% alternative minimum tax on the adjusted financial statement income of certain large corporations for tax years beginning in 2023. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes could adversely impact our business, results of operations and financial position.

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

We are a late-stage clinical biopharmaceutical company with only one approved product that was only recently approved by the FDA, which may make it difficult for you to evaluate our business, financial condition and prospects.

We are a late-stage clinical biopharmaceutical company with only one approved product, which was approved by the FDA in May 2025 and launched in June 2025. Accordingly, we have no history of commercial operations upon which you can evaluate our prospects other than the initial launch activities we have undertaken with respect to YUTREPIA and the activities we have undertaken with respect to the Promotion Agreement with Sandoz. Drug product development and commercialization involves a substantial degree of uncertainty. Until June 2025, our operations had been limited to engaging in promotional and nonpromotional activities under the Promotion Agreement with Sandoz, developing our PRINT technology, undertaking preclinical studies and clinical trials for our product candidates and collaborating with pharmaceutical companies, including GSK, to expand the applications for our PRINT technology through licensing as well as joint product development arrangements. Having only recently obtained final marketing approval for YUTREPIA, our first approved product, we have not demonstrated an ability to generate revenue from our own pharmaceutical products or successfully overcome the risks and uncertainties frequently encountered by companies undertaking drug product development and commercialization. Consequently, your ability to assess our business, financial condition and prospects may be significantly limited. Further, the net losses that we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Other unanticipated costs may also arise in connection with the development of our products and product candidates and commercialization of YUTREPIA.

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

In addition, to administer Treprostinil Injection through subcutaneous injection, patients currently must use the CADD-MS 3 infusion pump manufactured by ICU Medical. ICU Medical no longer manufactures or supports the CADD-MS 3 infusion pump. Although we believe that the number of available CADD-MS 3 infusion pumps will be sufficient to serve patients through at least the end of 2026, it is possible that the availability of CADD-MS 3 infusion pumps could end earlier. Due to this limitation in the availability of pumps, specialty pharmacies will limit the number of patients that they place on subcutaneous Treprostinil Injection therapy in order to ensure that patients placed on subcutaneous administration of Treprostinil Injection will not have to discontinue such treatment due to the unavailability of CADD-MS3 infusion pumps. Until we are able to obtain a pump to replace the CADD-MS 3 infusion pump, the number of patients that can receive subcutaneous administration of Treprostinil Injection will continue to be constrained, which would continue to adversely affect sales of Treprostinil Injection.

We are seeking to work with third parties to develop or procure other pumps that can be used to administer Treprostinil Injection in the future. Such pumps will require FDA 510(k) clearance before they can be sold. There is no guarantee that we or our partners will receive FDA 510(k) clearance for any such pumps or, even if they do receive FDA 510(k) clearance for any such pumps, that they will do so in a timely manner. For example, we have still not submitted a 510(k) clearance application for a pump under our agreement with Sandoz and are currently uncertain when, if ever, such a 510(k) clearance application will be submitted. If we are unable to identify, develop and obtain any required FDA clearance for new pumps for the subcutaneous administration of Treprostinil Injection prior to the unavailability of the CADD-MS 3 infusion pump, we may no longer be able to serve patients with Treprostinil Injection through the subcutaneous route of administration.

Failure by us or third parties to successfully develop or supply the medical equipment or to obtain or maintain regulatory approval or clearance of such medical equipment could negatively impact the market acceptance of and sales of Treprostinil Injection.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

Our cash is held in non-interest-bearing and interest-bearing accounts at multiple financial institutions that may exceed the Federal Deposit Insurance Corporation insurance limits. If such financial institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. If financial institutions with whom we hold accounts enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets or otherwise, our ability to access our existing cash may be threatened and could have a material adverse effect on our business, financial condition and results of operations. Even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash, cash equivalents, and restricted cash could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business.

Risks Related to the Commercialization of our Products, Product Candidates and Generic Treprostinil Injection

United Therapeutics has initiated multiple lawsuits against us in which it has claimed that YUTREPIA is infringing its patents and two separate lawsuits against us that we and a former United Therapeutics employee, who later joined us as an employee, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices and that United Therapeutics is entitled to an ownership interest in a portion of our intellectual property. These lawsuits, and other lawsuits that United Therapeutics may file in the future, may result in our company being unable to maintain FDA approval for YUTREPIA in PAH and/or PH-ILD, result in substantial damage claims against us if we are found to infringe any patents or to have misappropriated trade secrets, or result in United Therapeutics owning an interest in a portion of our intellectual property.

We developed YUTREPIA under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. Accordingly, under the Hatch-Waxman Amendments to the Food, Drug and Cosmetic Act, we were required to, in the NDA for YUTREPIA, certify that patents listed in the Orange Book for Tyvaso are invalid, unenforceable or will not be infringed by the manufacture, use or sale of YUTREPIA.

In connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, we provided a new notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed a complaint for patent infringement against us in the U.S. District Court for the District of Delaware (Case No. 1:23-cv-00975-RGA) (the “’327 Patent Litigation”). In the ‘327 Patent Litigation, United Therapeutics is asserting that the Company infringes U.S. Patent No. 11,826,327 (the “‘327 Patent”), entitled “Treatment for Interstitial Lung Disease,” and is seeking injunctive relief that would require YUTREPIA to be removed from the market and monetary damages. Trial was held in June 2025. The outcome of the trial is uncertain, which creates risk regarding our ability to continue commercializing YUTREPIA, because an adverse decision could result in immediate injunctive or other relief, which could materially disrupt our business. In the event United Therapeutics prevails, the Court may order that the FDA withdraw its approval for YUTREPIA or that the PH-ILD indication be removed from YUTREPIA’s label.

If the court issues an injunction or the FDA is required to withdraw approval for YUTREPIA due to the inclusion of PH-ILD on the label, we may be unable to market YUTREPIA for either indication until the label is successfully amended and reapproved. There is no assurance that the FDA will approve such an amendment in a timely manner, or at all, which could result in a prolonged interruption of YUTREPIA sales.

In addition, in May 2025, United Therapeutics filed a complaint for patent infringement against the Company in the U.S. District Court for the Middle District of North Carolina (Case No. 1:25CV368) (the “’782 Patent Litigation”), asserting infringement by the Company of U.S. Patent No. 11,357,782, entitled “Treprostinil By Inhalation” (the “‘782 Patent”). In February 2024, United Therapeutics also filed a motion seeking a preliminary injunction to prevent the Company from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA for the treatment of PH-ILD. Judge Schroeder denied the motion for a preliminary injunction in May 2025. In the event United Therapeutics ultimately prevails in the ‘782 Patent Litigation, Liquidia could be enjoined from commercializing YUTREPIA in one or more indications or could be liable for damages. If an injunction is granted, we may be required to immediately cease all commercial activities related to YUTREPIA, which would have a material adverse effect on our business. Such risk is heightened by the current status of the product label for YUTREPIA, which covers both PAH and PH-ILD indications.

United Therapeutics may in the future seek to assert additional or newly issued patents against us, including U.S. Patent Number 11,723,887, and may seek to enjoin us from selling YUTREPIA for one or more indications through one or more additional legal proceedings.

If United Therapeutics is successful in any of its claims that it has brought to date or any claims it may bring in the future, we may be unable to commercialize YUTREPIA for the treatment of one or more indications or at all until the expiration of the applicable United Therapeutics patents, which could materially harm our business. For example, in the event United Therapeutics prevails with respect to its claims regarding the ‘327 Patent, it is possible that an injunction could be issued, forcing the FDA to withdraw the approval for YUTREPIA, at least until PH-ILD has been removed from the label, or restricting our ability to market and sell YUTREPIA for one or both indications for which it has been approved. In such event, we could be prevented from commercializing YUTREPIA for one or more indications for an extended time period.

In December 2021, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, alleging that we and a former United Therapeutics employee who later joined us as an employee many years after terminating his employment with United Therapeutics (the “Former Employee”) conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. Both we and the Former Employee filed motions for summary judgment on all claims, but the motions were denied. In the event United Therapeutics prevails with respect to its trade secret claims, it could seek injunctive relief and substantial monetary damages.

In May 2024, United Therapeutics filed a second complaint in the Superior Court in Durham County, North Carolina, against the Former Employee, alleging that he breached prior employment agreements with United Therapeutics by failing to assign to United Therapeutics his interest in patents obtained by us that relied upon or benefitted from certain inventions, discoveries, materials, authorship, derivatives and results developed by the Former Employee while he was employed by United Therapeutics. We were also named as a defendant in this new lawsuit. As part of the lawsuit, United Therapeutics alleges that the Former Employee misappropriated certain intellectual property of United Therapeutics which led to the development of YUTREPIA. The complaint also seeks declaratory judgement such that all right, title and interest in and to any patentable or unpatentable inventions, discoveries, and ideas made or conceived by the Former Employee while employed by us should be assigned and transferred to United Therapeutics because they involved the use of United Therapeutics’ confidential information. In July 2024, we filed a motion to dismiss all claims. The motion was denied in May 2025. The Company is appealing the denial of the motion to dismiss. If United Therapeutics prevails with respect to its breach of contract claims, we could be required to assign an interest in certain of our intellectual property, including our ‘494 patent, to United Therapeutics, in which case we would not be able to prevent United Therapeutics from practicing our proprietary methods.

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

If we are found to infringe, misappropriate or otherwise violate any of United Therapeutics’ intellectual property rights, we could be required to obtain a license from United Therapeutics to continue developing and marketing YUTREPIA. However, we may not be able to obtain any required license on commercially reasonable terms or at all. We could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or to have misappropriated a trade secret of United Therapeutics. In addition, we may be forced to refrain from promoting YUTREPIA for one or more indications, or altogether, until the applicable patent(s) expire.

We face significant competition from large pharmaceutical companies, among others, in developing and commercializing our products and product candidates, and our operating results will suffer if we are unable to compete effectively, including if one or more such products have a superior product profile to YUTREPIA and/or L606.

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

Any new drug product that competes with a prior approved drug product must demonstrate advantages in safety, efficacy, tolerability or convenience in order to overcome price competition and to be commercially successful. YUTREPIA faces, and our product candidates if approved will face, competition from drug products that are already on the market, as well as those in our competitors’ development pipelines. We expect that YUTREPIA, an inhaled treprostinil therapy for the treatment of PAH and PH-ILD, and L606, a nebulized, liposomal formulation of treprostinil for treatment of PAH and PH-ILD, will face competition from the following inhaled prostacyclin analog therapies that are either currently marketed or in clinical development:

◾
●	Tyvaso (treprostinil), marketed by United Therapeutics, has been approved for the treatment of PAH in the United States since 2009 and for PH-ILD since 2021. Tyvaso is the reference listed drug in our NDA for YUTREPIA. Following patent litigation, United Therapeutics and Watson Pharmaceuticals reached a settlement whereby Watson Pharmaceuticals will be permitted to enter the market with a generic version of Tyvaso beginning on January 1, 2026.
●	Tyvaso DPI (treprostinil), licensed from MannKind by United Therapeutics, is a dry-powder formulation of treprostinil that was approved for the treatment of PAH and PH-ILD in the United States in May 2022.
●	TPIP, a dry-powder formulation of a treprostinil prodrug being developed by Insmed. Insmed announced the completion of an initial Phase 1 study in February 2021 which demonstrated that TPIP was generally safe and well tolerated, with a pharmacokinetic profile that supports once-daily dosing. Based on Phase 2 trial results shared in 2024 and 2025, Insmed has stated that it intends to pursue discussions with global regulatory authorities on the design of pivotal trials to support indications in PAH and PH-ILD. Insmed has stated that it intends to initiate Phase 3 studies in 2025 for PH-ILD and 2026 for PAH. If the TPIP clinical program is successful in demonstrating less frequent dosing with similar efficacy and safety to YUTREPIA and Tyvaso DPI, then TPIP has the potential to be viewed as a more attractive option and may take market share rapidly.
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

We are also aware of several other agents in clinical development that are exploring mechanisms of action which, if approved, could impact the standard of care for treating PAH and/or PH-ILD in the United States, including programs from Gossamer Bio, Inc., Cereno Scientific, Novartis AG, Inhibikase, and Forsee Pharmaceuticals among others.

There are a number of competitors seeking marketing approval and/or regulatory exclusivity with respect to products that are or would be competitive to L606. Thus, we face the risk that one of our competitors will be granted marketing approval and/or regulatory exclusivity before we are able to obtain FDA approval for L606. In that case, as stated above, there is the possibility that such a competitor would be able to prevent us from obtaining approval of and marketing our product candidate until the expiration of the competitor’s term of FDA regulatory exclusivity, which could be a term of three years for so-called New Clinical Investigation exclusivity, or could conceivably be for longer periods of time if the competitor is successful in being granted other forms of FDA regulatory exclusivity which might include, for example, Orphan Disease Designation exclusivity (seven years), New Chemical Entity exclusivity (five years), or Pediatric exclusivity (six months beyond other existing exclusivities or patent terms).

In addition, if one of our competitors is granted marketing approval before we are able to obtain FDA approval for our product candidates, as was the case with respect to the approval of United Therapeutics’ Tyvaso DPI product, such competitors will be able to promote and market their products before we are able to do so, which may place us at a competitive disadvantage in the marketplace.

One or more products that are competitive with YUTREPIA could also obtain approval for additional indications or broader conditions of use. These additional indications and broader conditions of use could be protected by one or more patents or regulatory exclusivities, preventing YUTREPIA from obtaining approval for the same indications or conditions of use. For instance, if FDA withdraws its approval for YUTREPIA, at least until PH-ILD is removed from its label, in connection with the patent litigation related to the ‘327 patent, Tyvaso and Tyvaso DPI would have broader labels than YUTREPIA. In addition, United Therapeutics is currently studying Tyvaso for the treatment of idiopathic pulmonary fibrosis, an indication for which it has received an orphan drug designation. Thus, such competitive products could have a broader label than the initial label for YUTREPIA. If YUTREPIA has a narrower label than other competitive products, it may affect our ability to compete with such products.

Also, if we are unable to provide continuous access to YUTREPIA to patients, our reputation and ability to compete with our competitors may be impaired. For example, if United Therapeutics prevails in the ‘327 Patent Litigation and we are required to withdraw YUTREPIA from the market, at least until PH-ILD is removed from the label, YUTREPIA may be unavailable until the FDA has approved a change to its label. In addition, if we are unable to manufacture sufficient quantities of YUTREPIA to meet market demand, YUTREPIA may be unavailable until we are able to increase our capacity. Any such unavailability of YUTREPIA, even if for a brief time period, could have a material adverse effect on our business.

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

We are currently focused on developing drug products that can be approved under abbreviated regulatory pathways in the United States, such as the 505(b)(2) regulatory pathway, which allows us to rely on existing knowledge of the safety and efficacy of the relevant reference listed drugs to support our applications for approval in the United States. While we believe that it will be less difficult for us to convince physicians, patients and other members of the medical community to accept and use our drug products as compared to entirely new drugs, our drug products may nonetheless fail to gain sufficient market acceptance by physicians, patients, other healthcare providers and third-party payors. If any of our drug products fail to achieve sufficient market acceptance or third-party payor coverage, we may not be able to generate sufficient revenue to become profitable. The degree of market acceptance and third-party payor coverage of our drug products, including YUTREPIA, will depend on a number of factors, including but not limited to:

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

In order to market and sell any of our drug products, including YUTREPIA, we will be required to build and maintain our marketing and sales capabilities with respect to such products. With the acquisition of Liquidia PAH, we acquired a commercial field force to market generic treprostinil in accordance with the Promotion Agreement. In addition, during 2023, we significantly increased the size of our commercial field force in anticipation of a launch of YUTREPIA. However, we may be unable to retain our commercial field force through and beyond the commercial launch of YUTREPIA. Moreover, we cannot assure you that we will be successful in further building or effectively managing our marketing and sales capabilities or be able to do so in a cost-effective manner. In addition, we may enter into collaboration arrangements with third parties to market our drug products. We may face significant competition for collaborators. In addition, collaboration arrangements may be time-consuming to negotiate and document. We cannot assure you that we will be able to negotiate collaborations for the marketing and sales of our drug products on acceptable terms, or at all. Even if we do enter into such collaborations, we cannot assure you that our collaborators will be successful in commercializing our products. If we or our collaborators are unable to successfully commercialize our drug products, whether in the United States or elsewhere, our business and results of operations may be materially and adversely affected.

As we seek to establish our commercial operation with respect to YUTREPIA, we also continue to evaluate and develop additional drug candidates, including L606. There can be no assurance that we will be able to successfully manage the balance of our research and development operations with our commercial activities. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by companies balancing development of product candidates, which can include problems such as unanticipated issues relating to clinical trials and receipt of approvals from the FDA and foreign regulatory bodies, with commercialization efforts, which include problems relating to managing manufacturing and supply, reimbursement, marketing problems, and other additional costs.

There are risks involved with building and expanding our sales, marketing, and other commercialization capabilities. For example, recruiting and training a commercial field force is expensive and time-consuming.

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

Our business is exposed to the risk of product liability and other liability risks that are inherent in the development, manufacture, clinical testing, commercialization and marketing of pharmaceutical products. These risks exist even if a product is approved for commercial sale by the FDA or comparable regulatory authorities in other countries and manufactured in licensed facilities. Our current products and product candidates, YUTREPIA and L606, and Treprostinil Injection are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products could result in injury to a patient or even death.

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

The United States and global markets are experiencing and may in the future experience volatility and disruption, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation and interest rates, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of geopolitical conflicts, including in Russia and Ukraine, the Middle East and other areas, terrorism or other events. Sanctions and enhanced export controls imposed by the United States and other countries focusing on national security-related technologies, including biotechnology, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

Changes in regulations and policies in the United States and the resulting political and economic uncertainty in the United States may also impact us, the financial markets and the global economy. The U.S. has imposed increased tariffs on certain countries, focusing on those with which it has the largest trade deficits. Other countries have responded, and may continue to respond, by announcing retaliatory tariffs on U.S. imports. The tariff have disrupted, and may continue to, disrupt the global markets and escalate tensions between the U.S. and other countries. We procure APIs, medical devices and other raw materials from suppliers in South Korea, Taiwan, China, Italy and elsewhere. In addition, Sandoz currently procures treprostinil from a production facility in Canada. Tariffs imposed on or by one or more of these jurisdictions may increase our costs. The extent of the impact that such tariffs, trade policies, or new legislation or regulations will have on our business specifically, or on the U.S. market and global economy generally, are uncertain and in the long term, unpredictable, and could adversely affect our business, financial condition, and results of operations. In addition, the increased tariffs could impact our ability to commercialize future drug candidates for the U.S. market, which is relevant to our ability to generate future revenues from these activities. As a result, the continued impact of these tariffs may impair our plans for further drug development in the U.S. market as well as our ability to generate revenues.

The United States may also enact other regulations or policies that affect trade or otherwise impact the pharmaceutical industry by restricting U.S. pharmaceutical companies from contracting with certain countries for the development, research or manufacturing of pharmaceutical products. In April 2025, the U.S. Department of Commerce initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, which could result in the imposition of new tariffs on imports within the pharmaceutical industry. Further, executive orders were signed to implement Most Favored Nation drug pricing policies designed to align certain prescription drug prices in the U.S. to lower prices available in other countries. Investigations are being conducted to examine price differentials and consider policy approaches for implementation, including through administrative action. If such Most Favored Nation policies are implemented, changes to drug pricing are expected to affect the profitability of pharmaceutical and biotech companies in the U.S. as well as in other countries, as a price referencing policy to the U.S. market could make it commercially unviable to commercialize a drug product in a price constrained market. The details of the proposed policies are unclear and the final terms and impact remain uncertain, and may pose long-term risks to our business and our future commercialization plans of YUTREPIA and our other drug candidates.

Any executive order, legislative action or potential sanctions on certain countries could materially impact our current manufacturing partners. See Risk Factors—Risks Related to Our Dependence on Third Parties—We depend on third parties for clinical and commercial supplies, including single suppliers for the active ingredient, the device, encapsulation and packaging of YUTREPIA and single suppliers for the drug product and device for L606. In the event of any disruption in these supplies, our ability to develop and commercialize, and the timeline for commercialization of, YUTREPIA and/or L606 may be adversely affected. In addition, natural and man-made disasters and global health emergencies, including pandemics and epidemics, may also adversely affect the financial markets and the global economy and result in significant business disruption. See Risk Factors—Risks Related to the Manufacturing of our Products and Product Candidates—Our operations are concentrated in Morrisville, North Carolina and interruptions affecting us or our suppliers due to natural or man-made disasters or other unforeseen events could materially and adversely affect our operations and result in losses that may not be covered by insurance.

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

The political and economic environment in the United States could materially impact our business operations and financial performance, and uncertainty surrounding the potential legal, regulatory and policy changes by the United States may directly affect us and the global economy.

The political and economic environment in the United States and elsewhere has resulted in and will continue to result in some uncertainty. Changing regulatory policies because of the changing political environment could impact our regulatory and compliance costs and future revenues, all of which could materially and adversely affect our business, financial condition and operating results. For example, significant layoffs or turnover at FDA could affect the FDA’s ability to respond to regulatory filings in a timely manner, which could result in delays in our obtaining necessary approvals, including approvals related to changes in our manufacturing processes that may be necessary for us to continue to manufacture and supply YUTREPIA. See Risk Factors—Risks Related to the Development and Regulatory Approval of our Product Candidates—Disruptions at the FDA, the SEC and other government agencies caused by funding shortages, government shutdowns, layoffs or global health emergencies or their inability to hire, retain or deploy key leadership and other personnel, could prevent new or modified products from being developed, approved or commercialized in a timely manner or at all or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our operations. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital and our stock price.

Further, the political environment in the United States may result in increased regulatory and economic uncertainty. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the level of oversight and focus on the pharmaceutical industry; however, the nature, timing and economic and political effects of such potential changes remain highly uncertain. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, financial condition and results of operations.

Risks Related to the Development and Regulatory Approval of our Products and Product Candidates

We are primarily dependent on the success of YUTREPIA, for which we recently received FDA approval, and L606, and these products and product candidates may fail to receive or to maintain marketing approval (in a timely manner or at all) for some or all of the indications for which we have received or are seeking approval or may not be commercialized successfully.

Our ability to generate revenue from sales of our own products, such as YUTREPIA, and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain and maintain the regulatory and marketing approvals necessary to commercialize, our product, YUTREPIA, and one or more of our product candidates. We expect that a substantial portion of our efforts and expenditure over the next few years will be devoted to our product candidate, L606, a nebulized, liposomal formulation of treprostinil for treatment of PAH and PH-ILD.

We received final FDA approval of our NDA for YUTREPIA for the treatment of PAH and PH-ILD in May 2025.

United Therapeutics invested considerable time and resources to delay the approval and launch of YUTREPIA, and our ability to maintain regulatory approval for YUTREPIA for one or more indications is impacted by ongoing litigation following lawsuits filed by United Therapeutics. For instance, in connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, United Therapeutics filed the ‘327 Patent Litigation, in which United Therapeutics is seeking an injunction to require that YUTREPIA be withdrawn from the market and to prevent us from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA for the treatment of PH-ILD. In addition, in May 2025, United Therapeutics filed the ’782 Patent Litigation, in which United Therapeutics is seeking to enjoin us from commercializing YUTREPIA and monetary damages. If United Therapeutics is successful in either the ‘327 Patent Litigation or the ‘782 Patent Litigation, we may be unable to maintain approval for, or to successfully commercialize, YUTREPIA.

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

We cannot assure you that we will be able to maintain marketing approval for YUTREPIA or that we will receive marketing approval for L606. Even if we do maintain marketing approval for YUTREPIA or receive final marketing approval for L606, we cannot provide assurance regarding the indications for which they will be approved. For YUTREPIA, the FDA may be required by the Court in the ‘327 Patent Litigation to withdraw approval for YUTREPIA, at least until PH-ILD is removed from its label. In addition, the FDA may delay, limit or deny approval for changes to the manufacturing process or other changes to YUTREPIA that may be necessary in order for us to continue to supply YUTREPIA, including any requirement to remove PH-ILD from the label for YUTREPIA. In the event of an adverse court ruling or regulatory action, we may be required to make changes to the YUTREPIA product label in order to comply with legal or regulatory requirements. The FDA may delay, limit, or deny approval of any such changes, including amendments to separate indications, and any delay or failure to obtain timely FDA approval for required changes could prevent us from resuming or continuing the commercialization of YUTREPIA, resulting in a material adverse impact on our business. With respect to L606, the FDA or comparable regulatory authorities in other countries may delay, limit or deny final approval of our product candidate for various reasons. For example, such authorities may disagree with the design, scope or implementation of our clinical trials, or with our interpretation of data from our preclinical studies or clinical trials. Further, there are numerous FDA personnel assigned to review different aspects of an NDA, both before and after approval, and there may be turnover and/or vacancies at the FDA, which may delay review of our NDAs or any changes. In addition, uncertainties can be presented by the ability of FDA personnel, including any new FDA personnel who have not previously reviewed our NDA, to exercise judgment and discretion during the review process. During the course of review prior to approval, the FDA may request or require additional preclinical, clinical, CMC or other data and information or conduct additional inspections. If any additional issues were identified in such information requests or inspections or if FDA determines that we failed to include required CMC information in the NDA or other submissions for our products, including YUTREPIA, we may be delayed in obtaining approval for such NDA or submission. Furthermore, responses to FDA’s requests may be time-consuming and expensive. Status as a combination product, as is the case for YUTREPIA and L606, may complicate or delay the FDA review process. Products and product candidates that the FDA deems to be combination products, such as YUTREPIA and L606, or that otherwise rely on innovative drug delivery systems, may face additional challenges, risks and delays in the product development and regulatory approval process. Moreover, the applicable requirements for approval may differ from country to country. Additionally, if the court in either the New Hatch-Waxman Litigation or the ‘782 Litigation enjoins Liquidia from commericializing YUTREPIA in one or more indication, such ruling could prevent or delay our ability to commercialize YUTREPIA.

We cannot assure you that YUTREPIA or, if approved, L606 will be commercialized in a timely manner or successfully. For example, such products may not achieve a sufficient level of market acceptance or third-party payor coverage, or we may not be able to effectively build our marketing and sales capabilities or scale our manufacturing operations to meet commercial demand. The successful commercialization of YUTREPIA and L606 will also, in part, depend on factors that are beyond our control. Therefore, we may not generate significant revenue from the sale of such products. Any delay or setback we face in the commercialization of YUTREPIA and/or L606 may have a material and adverse effect on our business and prospects, which will adversely affect your investment in our company.

Our preclinical studies and clinical trials, including our planned pivotal clinical trial of L606, may not be successful and delays in such preclinical studies or clinical trials may cause our costs to increase and significantly impair our ability to commercialize our product candidates. Results of previous clinical trials or interim results of ongoing clinical trials may not be predictive of future results.

Before we are able to commercialize our drug products, we are required to undertake extensive preclinical studies and clinical trials to demonstrate that our drug products are safe and effective for their intended uses. However, we cannot assure you that our drug products will, in preclinical studies and clinical trials, demonstrate safety and efficacy as necessary to obtain marketing approval. Due to the nature of drug product development, many product candidates, especially those in early stages of development, may be terminated during development. L606 has, to date, been tested only in a relatively small study population and, accordingly, the results from our ongoing clinical trial may be less reliable than results achieved in larger clinical trials. Additionally, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary and interim results of a clinical trial do not necessarily predict final results.

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

Continuing product development requires additional and extensive clinical testing. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We cannot provide any assurance or certainty regarding when we might receive regulatory approval for our product candidates, including L606. Furthermore, failure can occur at any stage of the process, and we could encounter problems that cause us to abandon an NDA filed with the FDA or repeat clinical trials. The commencement and completion of clinical trials for any current or future development product candidate may be delayed by several factors, including:

●	unforeseen safety issues;
●	determination of dosing issues;
●	lack of effectiveness during clinical trials;
●	slower than expected rates of patient recruitment;
●	inability to monitor patients adequately during or after treatment; and
●	inability or unwillingness of medical investigators to follow our clinical protocols or amendments to our protocols.

In addition, the FDA or IRBs, DSMBs, or ECs may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submissions or the conduct of these trials. Therefore, we cannot provide any assurance or predict with certainty the schedule for future clinical trials. Although clinical data is an essential part of NDA filings, NDAs must also contain a range of additional data including CMC data to meet FDA standards for approval. In the event we do not ultimately receive final regulatory approval for our product candidates, including L606, we may be required to terminate development of these product candidates.

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

We expect that if we initiate, as we are currently contemplating, a clinical trial of YUTREPIA in pediatric patients, we may encounter difficulties enrolling patients in such a trial because of the limited number of pediatric patients with this disease. Furthermore, we are aware of a number of therapies for PAH and PH-ILD that are being developed or that are already available on the market, and we expect to face competition from these investigational drugs or approved drugs for potential subjects in our clinical trials, including planned clinical trials for YUTREPIA and L606, which may delay enrollment in our planned clinical trials.

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays, or both. We may, as a result of such delays or failures, be unable to carry out our clinical trials as planned or within the timeframe that we expect or at all, and our business and prospects may be materially and adversely affected as a result.

Product candidates that the FDA deems to be combination products, such as L606, or that otherwise rely on innovative drug delivery systems, may face additional challenges, risks and delays in the product development and regulatory approval process.

The FDA has indicated that it considers L606, which is delivered by a next generation nebulizer, to be drug-device combination products, with the primary mode of action determined to be a drug. Accordingly, the medical devices used to administer the product will be evaluated as part of our NDA filing. When evaluating products that utilize a specific drug delivery system or device, the FDA will evaluate the characteristics of that delivery system and its functionality, as well as the potential for undesirable interactions between the drug and the delivery system, including the potential to negatively impact the safety or effectiveness of the drug. The FDA review process can be more complicated for combination products, and may result in delays, particularly if novel delivery systems are involved. We rely on third parties for the design and manufacture of the delivery systems for our products, including the nebulizer for L606, and in some cases for the right to refer to their data on file with the FDA or other regulators. Quality or design concerns with the delivery system, or commercial disputes with these third parties, could delay or prevent regulatory approval and commercialization of our product candidates.

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

We are currently focused on developing drug products that can be approved under abbreviated regulatory pathways in the United States, such as the 505(b)(2) regulatory pathway, which permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us for a particular product candidate, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for a product candidate by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. We pursued this pathway for our first approved product, YUTREPIA, and are pursuing this pathway for L606. Even if the FDA allows us to rely on the 505(b)(2) regulatory pathway for a given product candidate, we cannot assure you that marketing approval will be obtained in a timely manner, or at all.

The FDA may require us to perform additional clinical trials to support any change from the reference listed drug, which could be time-consuming and substantially delay our receipt of marketing approval. Also, as has been the experience of others in our industry, our competitors may file citizen petitions or other correspondence with the FDA or lawsuits against the FDA to contest approval of our NDA or any amendments or supplements to our NDA, which may delay or even prevent the FDA from approving any NDA that we submit under the 505(b)(2) regulatory pathway or require the FDA to withdraw approval of our NDA. For instance, United Therapeutics filed lawsuits against us and the FDA and filed a citizen petition in an attempt to prevent or delay the approval for YUTREPIA, which was approved in May 2025. If an FDA decision or action relative to our product candidate, or the FDA’s interpretation of Section 505(b)(2) more generally, is successfully challenged, it could result in delays or even prevent the FDA from approving a 505(b)(2) application for our product candidates or for certain indications for our product candidates. Even if we are able to utilize the 505(b)(2) regulatory pathway, the approval of a drug developed under the 505(b)(2) regulatory pathway may be delayed by one or more regulatory exclusivities. For example, Tyvaso DPI was granted New Clinical Investigation exclusivity, which delayed final approval for YUTREPIA until May 2025. Also, a drug approved via this pathway may be subject to the same post-approval limitations, conditions and requirements as any other drug.

In addition, we may face Hatch-Waxman litigation in relation to our NDAs submitted under the 505(b)(2) regulatory pathway or any amendments or supplements to such NDAs, which may further delay or prevent the approval of our product candidates or require withdrawal of approval of our products. The pharmaceutical industry is highly competitive, and 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a 505(b)(2) NDA. If the previously approved drugs referenced in an applicant’s 505(b)(2) NDA are protected by patent(s) listed in the Orange Book, the 505(b)(2) applicant is required to make a claim after filing its NDA or certain types of amendments or supplements to its NDA that each such patent is invalid, unenforceable or will not be infringed. The patent holder may thereafter bring suit for patent infringement, which will trigger a mandatory 30-month delay (or the shorter of dismissal of the lawsuit or expiration of the patent(s)) in approval of the 505(b)(2) NDA application. In addition, in the event the court in any such lawsuit finds that any claims of any of the asserted patents are both valid and infringed, the court would likely issue an injunction prohibiting approval of the product at issue, or withdrawal of approval of the product at issue if it has previously been approved, until the expiration of the patent(s) found to have been infringed.

For example, the YUTREPIA NDA was filed under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. Under the Hatch-Waxman Act, as a result of the litigation commenced by United Therapeutics in June 2020, the FDA was automatically precluded from approving the YUTREPIA NDA for up to 30 months. Also, in connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, we provided a new notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed the ‘327 Patent Litigationin which United Therapeutics is seeking injunctive relief and other remedies. If successful, United Therapeutics may be able to require the FDA to withdraw final marketing approval for YUTREPIA, at least with respect to PH-ILD.

In addition, United Therapeutics may seek to assert other issued patents against us, including U.S. Patent Number 11,723,887, and may seek to enjoin the continued commercialization of YUTREPIA.

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

The ability of the FDA and other government agencies to review and approve new or modified products or other regulatory filings can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, layoffs, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. For example, in April 2025, layoffs were conducted at several U.S. health agencies, including the FDA, the Department of Health and Human Services (the “HHS”), the Centers for Disease Control and Prevention and the National Institutes of Health, which is expected to impact the FDA’s ability to review and approve new medicines and conduct necessary inspections. The HHS has also proposed a potential major reorganization of the FDA by consolidating product centers for drugs, biologics, devices, tobacco and veterinary medicine, which regulates different product types under distinct rules and regulations and operates under different review processes and timelines for product approval. Over the last several years, the U.S. government has also shut down several times and certain regulatory agencies, such as the FDA and SEC, have had to furlough critical employees and stop critical activities. In addition, government funding of agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Such disruptions at the FDA and other agencies may also increase the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If prolonged government shutdowns, inadequate funding, loss of employees (including those employees who were previously involved in the review of the NDA for YUTREPIA), changes in regulations or policies or other disruptions were to occur at the FDA, FDA decisions on our submissions to update our manufacturing process could be delayed, which could result in our inability to supply sufficient quantities of YUTREPIA to meet market demand.

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

Even with regulatory approval for YUTREPIA, our products and business remain subject to ongoing regulatory obligations and review.

YUTREPIA and any of our other product candidates that are approved are subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, drug supply chain security surveillance and tracking, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and comparable requirements outside of the United States. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. YUTREPIA and any other regulatory approvals that we may receive for our product candidates will also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require potentially costly post-marketing testing, including Phase 4 clinical trials, or a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. We will also be required to report certain adverse reactions and production problems, if any, to the FDA or other regulatory agencies and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have FDA or other regulatory agency approval. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. For example, we have submitted a supplement to the NDA for YUTREPIA to seek approval for certain changes in our manufacturing process. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our product candidates in general or in specific patient subsets. For instance, we are required to conduct a post-marketing clinical study for YUTREPIA in pediatric patients. An unsuccessful post-marketing study or failure to complete such a clinical study could result in the withdrawal of marketing approval. Furthermore, any new legislation addressing drug safety issues could result in delays in product development or commercialization or increased costs to assure compliance. Foreign regulatory authorities impose similar requirements. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

●	issue warning letters asserting that we are in violation of the law;
●	seek an injunction or impose civil or criminal penalties or monetary fines;
●	suspend or withdraw regulatory approval;
●	suspend any of our ongoing clinical trials;
●	refuse to approve pending applications or supplements to approved applications submitted by us or our strategic partners;
●	restrict the marketing or manufacturing of our products;
●	seize or detain products, or require a product recall;
●	refuse to permit the import or export of our products; or
●	refuse to allow us to enter into government contracts.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

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

Even with approval of YUTREPIA in the United States and even if we obtain marketing approval for our other product candidates in the United States, we or our collaborators may not obtain marketing approval for YUTREPIA or our other product candidates elsewhere.

We may enter into strategic collaboration arrangements with third parties to commercialize YUTREPIA or our other product candidates outside of the United States. In order to market any product outside of the United States, we or our collaborators will be required to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be recognized or accepted by regulatory authorities in other countries, and obtaining marketing approval in one country does not mean that marketing approval will be obtained in any other country. Approval processes vary among countries and additional product testing and validation, or additional administrative review periods, may be required from one country to the next.

Seeking marketing approval in countries other than the United States could be costly and time-consuming, especially if additional preclinical studies or clinical trials are required to be conducted. We currently do not have any products approved for sale in any non-U.S. jurisdiction, and we do not have experience in obtaining marketing approval in non-U.S. markets. We currently also have not identified any collaborators to market our products outside of the United States and cannot assure you that such collaborators, even if identified, will be able to successfully obtain marketing approval for our product candidates outside of the United States. If we or our collaborators fail to obtain marketing approval in non-U.S. markets, or if such approval is delayed, our target market may be reduced, and our ability to realize the full market potential of our products will be adversely affected.

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

Healthcare providers, physicians and third-party payors often play a primary role in the recommendation and prescription of any drug products for which we have or may obtain marketing approval, or for which we may provide contracted promotional services to third parties. Our current and future arrangements with healthcare providers, physicians, third-party payors and customers, and our sales, marketing and educational activities, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations (at the federal and state level) that may constrain our business or financial arrangements and relationships through which we market, sell, or distribute drug products.

In addition, we may be subject to transparency laws and patient privacy and security regulation by both the federal government and the states in which we conduct our business. We also plan to conduct clinical trials and may in the future conduct business in jurisdictions outside of the United States, which may cause us to become subject to laws and regulations related to transparency, privacy and security and reimbursement.

The laws in the United States that may affect our ability to operate include, but are not limited to, the following examples:

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
●	Federal law includes provisions established under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and its implementing regulations addressing healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of these statutes is a felony and may result in fines, imprisonment or exclusion from governmental programs. Similar to the federal AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
●	Privacy and data security laws may apply to our business. Under Section 5(a) of the Federal Trade Commission Act, the Federal Trade Commission expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. States may also impose requirements, for example the California Consumer Privacy Act created data privacy obligations for covered companies and providing privacy rights to California residents, including the right to opt out of certain disclosures of their information and other states have adopted consumer privacy laws and regulations, including those specific to health information. HIPAA, as amended by HITECH and its implementing regulations, also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH created new tiers of civil monetary penalties, made civil and criminal penalties directly applicable to business associates, and gave state attorneys authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs. While we are not currently a covered entity or a business associate under HIPAA, our future operations could subject us to HIPAA as a business associate or covered entity, depending on the scope of such operations.
●	The federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under government healthcare programs to annually report to the Centers for Medicare and Medicaid Services (“CMS”) information related to certain payments or other transfers of value made or distributed to physicians, certain non-physician practitioners and teaching hospitals, as well as ownership and investment interests held by such healthcare provider and their immediate family members.
●	For both investigational and commercialized products, interactions with or communications directed to healthcare provider, patients or patient- or disease-advocates or advocacy groups, and payors, are subject to heightened scrutiny by the FDA. Relative to nonpromotional communications, for example, there are specific and limited FDA accommodations for nonpromotional, truthful and non-misleading sharing of information regarding products in development and off-label uses including dissemination of peer-reviewed reprints, support of independent continuing medical education, and healthcare economic discussions with payors. In a competitive environment, a company’s communications about products in development may also be subject to heightened scrutiny.
●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to items or services reimbursed by any third-party payor, including commercial insurers, and in some cases may apply regardless of payor (i.e., even for self-pay scenarios). Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report pricing and marketing information, including, among other things, information related to payments to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives. Many of these state laws differ from each other in significant ways and may not have the same effect, and may apply more broadly or be stricter than their federal counterparts, thus complicating compliance efforts; and
●	Price reporting laws require the calculation and reporting of complex pricing metrics, where such reported prices may be used in the calculation of reimbursements or discounts on our drug products. Participation in such programs and compliance with their requirements may subject us to increased infrastructure costs and potentially limit our ability to price our drug products.

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

Recently enacted and future legislation and other developments may increase the difficulty and cost for us to obtain marketing approval of and commercialize our products and product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to set the price and profitably sell products for which we have or will obtain marketing approval.

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

Among the provisions of the ACA of importance to our products and product candidates are the following:

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. The OBBBA has enacted, among others, changes to eligibility requirements for premium tax credits, which is expected to result in less coverage in the ACA’s health insurance marketplace (“Marketplace”) over the next few years. The ACA premium tax credits will expire at the end of 2025, which is expected to result in an additional loss of coverage for approximately 24 million people currently enrolled in insurance plans obtained through the Marketplace. In addition, the OBBBA has made other changes to the enrollment and eligibility requirements for Medicaid, which is expected to result in the loss of coverage for certain individuals currently enrolled in Medicaid programs.

Further, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024, removing the 100% cap that was established in the ACA. In addition, on September 20, 2024, the Centers for Medicare & Medicaid Services issued a final rule titled “Medicaid Program; Misclassification of Drugs, Program Integrity Updates Under the Medicaid Drug Rebate Program” which may impact our reimbursement and rebate strategy. The ACA expanded the 340B drug discount program to additional facilities for outpatient drugs. These facilities may purchase drugs at the discounted price provided to Medicaid and dispense drugs to people with commercial insurance coverage. This program has greatly expanded over time with qualifying facilities establishing relationships with contract pharmacies, which has continued to exert downward pressure on price and profitability of outpatient medicines. Any changes to Medicaid required rebates could also affect our 340B pricing. Other aspects of the 340B program are subject to ongoing litigation, the resolution of which could impact the scope of the 340B program. We expect that other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for YUTREPIA or any other approved products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to price our products at what we consider to be a fair or competitive price, generate revenue, attain profitability, or commercialize our product candidates, if approved.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Individual states in the United States have become increasingly active in implementing regulations through state Pharmacy Drug Review Boards designed to contain pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Further, executive orders were signed to implement Most Favored Nation drug pricing policies designed to align certain prescription drug prices in the U.S. to lower prices available in other countries. The details of the proposed policies are unclear and the final terms and impact remain uncertain, and may pose long-term risks to our business and our future commercialization plans of YUTREPIA and our other drug candidates.

The IRA, among other things, requires manufacturers of certain drugs to engage in the drug price negotiation program with Medicare (beginning in 2026) or face steep penalties if they don’t agree to provide their drug at the government-set price subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (beginning in 2022); establishes an out-of-pocket maximum for beneficiaries in Part D; and replaces the Part D coverage gap discount program with a new discounting program (the last two both beginning in 2025). The IRA permits the Secretary of the HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. To date, CMS has selected ten Medicare Part D drugs with prices to go into effect on January 1, 2026 and another 15 Part D drugs with prices to go into effect on January 1, 2027. Another 15 drugs from Medicare Part B or Medicare Part D will be selected by February 1, 2026, for the maximum price to be set and in effect by January 1, 2028. If any of our approved products are subject to price negotiations, it could, among other things, lead to lower revenues prior to the expiry of intellectual property protections. The Medicare drug price negotiation program is currently subject to legal challenges and therefore, its outcome remains uncertain. We continue to evaluate the impact of the IRA on our business, operations and financial condition.

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

There is also a great degree of uncertainty regarding how the recent U.S. Supreme Court decisions, including Loper Bright Enterprises v. Raimondo and Corner Post, Inc. v. Board of Governors of the Federal Reserve System, will impact enforcement and decision-making authority of regulatory agencies, including those of the FDA. Loper Bright explicitly overturned Chevron deference, which previously gave judicial deference to administrative action by agencies in the executive branch. Further, the Supreme Court’s decision in Corner Post may result in challenges to FDA decisions by new litigants long into the future, resulting in greater uncertainty about our continued operations. In February 2025, an executive order was signed asserting greater authority over all federal agencies, including those established by Congress as independent from direct presidential control. The executive order may lead to delays, if not cancellations, of pending and proposed regulations at federal agencies and introduces uncertainty as it subjects all significant regulatory actions by the agencies to presidential supervision and control. We cannot predict the impact that such executive order, any future executive orders or legislation implementing executive orders may have on our business or our results of operations.

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

In addition, several U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including, without limitation, providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. Failure to comply with these laws, where applicable, can result in significant statutory fines. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act of 2020, or CPRA, collectively the CCPA, applies to personal data of consumers, business representatives and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA and other comprehensive U.S. state privacy laws provide exceptions for some data processed in the context of clinical trials, but these developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

Several governmental agencies in the U.S. and non-U.S. jurisdictions have proposed or enacted laws regulating AI technologies by setting out principles intended to guide AI design and deployment for the public and private sectors and signaling the increase in governmental involvement and regulation over AI technologies. While there is currently no comprehensive federal legislation in the U.S. that regulates the development or use of AI, the significant increase in companies that have incorporated the use of AI in their businesses has heightened review by several government agencies, including the SEC’s focus on AI-washing as a key enforcement priority. In May 2024, the European Union legislators approved the EU Artificial Intelligence Act (the “EU AI Act”), which establishes a comprehensive, risk-based governance framework for AI in the EU market. In July 2025, the EU published a voluntary AI Code of Practice, which is intended to guide developers of AI systems in complying with the EU AI Act and avoid potential penalties. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in the impact of AI technology on data privacy, may affect our use of AI technologies and our ability to provide, improve or commercialize our business, require additional compliance measures and changes to our operations and processes, and result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

Compliance with environmental, social and governance (collectively, “ESG”) regulations and policies may result in increased costs associated with developing, manufacturing and distributing our products. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing demand for more environmentally friendly products, packaging or supplier practices, or by failure to meet such customer expectations or demand. Recent changes in regulations and policies have scaled back or halted proposed or enacted ESG-related regulations, which has impacted the requirements and preferences of various government agencies and external stakeholders. To the extent ESG-related regulations and policies remain in place, if we do not meet the ESG expectations of our investors, customers and other stakeholders, we could experience reduced demand for our products, loss of customers, and other negative impacts on our business and results of operations.

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

For example, we currently rely on a sole supplier for treprostinil, the active pharmaceutical ingredient of YUTREPIA, which sources treprostinil from a manufacturer in South Korea, with whom we have a long-term supply agreement. If our supplier is unable to supply treprostinil to us in the quantities we require, or at all, or otherwise defaults on its supply obligations to us, or if it ceases its relationship with us, we may not be able to obtain alternative supplies of treprostinil from other suppliers on acceptable terms, in a timely manner, or at all. We also rely on a sole supplier located in Tampa, Florida for encapsulation and packaging services, with whom we have a long-term contract. Furthermore, YUTREPIA is administered using the RS00 Model 8 DPI, which is manufactured by Plastiape, which is located in Italy. In the event of any prolonged disruption to our supply of treprostinil, the encapsulation and packaging services, or the manufacture and supply of RS00 Model 8 DPI, our ability to develop and commercialize YUTREPIA may be adversely affected.

We have relied upon ICU Medical for servicing and support of CADD MS-3 infusion pumps that patients currently use to administer Treprostinil Injection through subcutaneous injection. ICU Medical no longer manufactures or supports the CADD MS-3 infusion pumps. Although we believe that the number of available CADD-MS 3 infusion pumps will be sufficient to continue serving patients through at least the end of 2026, we are working to develop new pumps for the subcutaneous administration of Treprostinil Injection to replace the CADD MS-3 infusion pumps. Prior to using any such new pumps, we or our development partners will be required to obtain FDA clearance. To date, we have not submitted a 510(k) clearance application for any such new pumps, and we are currently uncertain when, if ever, such a 510(k) clearance application will be submitted. If the existing supply of CADD MS-3 infusion pumps become unavailable before the new pumps are cleared by the FDA, sales of Treprostinil Injection may be adversely affected.

We also rely upon manufacturers with operations or suppliers in China and Taiwan. Chengdu, which manufactures and supplies RG Cartridges for the subcutaneous administration of Treprostinil Injection, has facilities and suppliers located in China. For L606, we rely upon single sources of supply for the active pharmaceutical ingredient, the device, manufacture of bulk drug product and packaging, some of which are located in Taiwan. The operations of our current manufacturing partners and those of its suppliers may be materially disrupted by changes in regulations or policies, including increased tariffs or restrictions on trade, development, research or manufacturing of pharmaceutical products with certain countries. See Risk Factors—Risks Related to the Commercialization of our Products, Product Candidates and Generic Treprostinil Injection—We are currently operating in a period of global economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability. Changes and instability in global economic conditions and geopolitical matters could have a material adverse effect on our business, financial condition and results of operations. Any such executive orders, legislative action or potential sanctions on certain countries could result in trade wars, supply chain disruptions and heighten geopolitical tensions and instability and we may be unable to secure an adequate supply of RG Cartridges or L606 at a reasonable cost or in a timely manner, if at all. In addition, we are currently working to establish a secondary supply chain outside of Taiwan and evaluate devices to use for the administration of L606. If we are unable to identify a device to use for our L606 program, establish an agreement with the manufacturer of that device for the supply of such devices or obtain adequate quantities of that device in a timely manner or at all, we may be unable to successfully develop L606 or to do so in a timely manner.

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

In particular, under the Hatch-Waxman Act, the owner of patents listed on the Orange Book and referenced by an NDA applicant may bring patent infringement suit against the NDA applicant after receipt of the NDA applicant’s notice of paragraph IV certification. For example, in connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, a new notice of the paragraph IV certification was provided to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, United Therapeutics filed the ‘327 Patent Litigation, in which it is seeking injunctive relief. Although the current litigation concerns the PH-ILD indication, the YUTREPIA product label presently includes indications for both PAH and PH-ILD. As a result, there is a material risk of an adverse ruling by the Court in the ‘327 Patent Litigation, which could result in an injunction that affects the entire product, thereby preventing us from commercializing YUTREPIA at all or at least until PH-ILD is removed from the label for YUTREPIA.

In addition, United Therapeutics may bring lawsuits alleging that we infringe patents even outside of the Hatch-Waxman context. For example, United Therapeutics filed a lawsuit alleging that we infringe the ‘782 patent in which it is seeking injunctive relief and monetary damages. United Therapeutics may also seek to assert other patents against us, including

U.S. Patent Number 11,723,887, or newly issued patents that do not currently exist, and may seek to require the FDA to withdraw final approval for YUTREPIA for one or more indications or other monetary or equitable relief.

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

For example, we recently instituted a lawsuit against United Therapeutics for infringement of the ‘494 Patent in the U.S. District Court for the Middle District of North Carolina. As part of that lawsuit, United Therapeutics has asserted that it has an ownership interest in the ‘494 Patent, and that we cannot assert the ‘494 Patent against them, as a result of a former employee’s breach of a contractual obligation to United Therapeutics. In addition, United Therapeutics may argue that one or more claims of the ‘494 Patent are invalid or that the scope of the ‘494 Patent is limited such that they do not infringe the ‘494 Patent. If they are successful in establishing an ownership interest in the ‘494 Patent, invalidating one or more claims of the ‘494 Patent or having the scope of the claims limited, we may be unable to prevent United Therapeutics or third parties from promoting and commercializing products that fall within the full scope of the ‘494 Patent. In addition, any invalidation or limitation of the scope of the ‘494 Patent could create a precedent that may increase the likelihood that other of our patents are invalidated or subject to similar scope limitations.

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

Filing, prosecuting, enforcing and defending patents on our PRINT technology and our products and product candidates throughout the world may be prohibitively expensive and may not be financially or commercially feasible. In countries where we have not obtained patent protection, our competitors may be able to use our proprietary technologies to develop competing product candidates.

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

Risks Related to the Manufacturing of our Products and Product Candidates

We may experience unexpected challenges as we ramp up our manufacturing capacity to meet demand or during commercial manufacturing, which may result in our inability to supply sufficient quantities of product to meet demand.

We will need to expand our manufacturing capabilities to effectively commercialize YUTREPIA and meet market demand. The manufacturing process for our products is complex, due in part to strict regulatory requirements. A failure of our quality control systems in our facilities or those of our CMOs could cause problems to arise in connection with facility operations for a variety of reasons, including equipment malfunction, viral contamination, failure to follow specific manufacturing instructions, protocols and standard operating procedures, problems with raw materials or environmental factors. Such problems could affect production of a single batch or a series of batches, requiring the destruction of products, or could halt manufacturing operations altogether. For instance, as we scale up the manufacture of YUTREPIA, we will need to file supplements to our NDA for YUTREPIA to describe any changes in our manufacturing process. In addition, if demand for our products exceeds our expectations, we will need to build additional manufacturing capacity. If the FDA does not approve such supplements in a timely manner or at all or if we are unable to increase our manufacturing capacity in time to meet demand, we may be unable to timely deliver products to our customers in sufficient quantities to meet demand, which in turn could damage our reputation for quality and service. Any such incident could, among other things, lead to increased costs, lost revenue, damage to our reputation and relationships with patients, health care providers and third-party payors, time and expense spent investigating the cause of any failure of supply and, depending on the cause, similar losses with respect to other batches. With respect to our commercial manufacturing, if manufacturing problems are not discovered before the product is released to the market, we may be subject to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, civil sanctions, including monetary sanctions, and criminal actions. In addition, such issues could subject us to litigation, the cost of which could be significant.

L606 is based on proprietary, novel technology, which has not been used to manufacture any products that have been previously approved by the FDA, making it difficult to predict the time and cost of development and of subsequently obtaining final regulatory approval.

To our knowledge, no regulatory authority has granted final approval to market or commercialize drugs made using Pharmosa’s proprietary liposomal technology. We may never receive final approval to market and commercialize any product candidate that uses Pharmosa’s liposomal technology. In addition, we may experience unexpected challenges as we ramp up our manufacturing capacity for L606 to supply sufficient quantities for clinical requirements. If we are unable to successfully develop and obtain final approval for L606, our business will be adversely affected.

Our facilities are subject to extensive and ongoing regulatory requirements and failure to comply with these regulations may result in significant liability.

Our company and our facilities are subject to payment of fees, registration and listing requirements, ongoing review and periodic inspections by the FDA and other regulatory authorities for compliance with quality system regulations, including the FDA’s cGMP requirements. These regulations cover all aspects of the manufacturing, testing, quality control and record-keeping of our drug products. Furthermore, the facilities where our products and product candidates are manufactured may be subject to inspections by the FDA before we can obtain final marketing approval and remain subject to periodic inspection even after our products and product candidates have received marketing approval. Suppliers of components and materials, such as active pharmaceutical ingredients, used to manufacture our drug products are also required to comply with the applicable regulatory standards.

The manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. We and any contract manufacturers that we may engage in the future must comply with cGMP requirements. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and contamination controls. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if microbial, viral or other contaminations are discovered in our products or product candidates or in the manufacturing facilities in which our products and product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

We are subject to information technology systems failures, security breaches, loss or leakage of data, technological malfunctions or other disruptions, which could result in, among other things, material disruption of our operations, financial losses, the inability to process transactions, the unauthorized release of confidential information and reputational risk, restrictions on accessing critical information and potential exposure to liability, all of which would negatively impact our business, financial condition or results of operations.

Our use of technology, infrastructure and data is critical to our continued operations. We are susceptible to operational, financial and information security risks resulting from security breaches, loss or leakage of data, technological malfunctions or other disruptions. Successful security breaches or technological malfunctions affecting us, our CROs, CMOs, suppliers or other third-party service providers can result in, among other things, material disruption of our operations, including our product development programs, financial losses, the inability to process transactions, the unauthorized release of confidential information, proprietary or other business information (including personal data), reputational risk, restrictions on accessing critical information and potential exposure to liability.

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

As of August 4, 2025, 86,091,454 shares of our common stock were outstanding, of which 77,884,218 shares of common stock, or 90.5% of our outstanding shares as of August 4, 2025, are freely tradable without restriction or further registration under the Securities Act, provided however, some of these shares are held by persons deemed to be “affiliates” under the Securities Act, including our officers and directors, as well as our principal stockholders, and may not be sold except: (i) in compliance with Rule 144 under the Securities Act or (ii) pursuant to any other applicable exemption under the Securities Act. The remaining 8,207,236 shares held by our stockholders as of August 4, 2025 have not been registered under the Securities Act and may be only be sold (i) pursuant to an effective registration statement under the Securities Act covering the sale of those shares, (ii) in compliance with Rule 144 under the Securities Act or (iii) pursuant to any other applicable exemption under the Securities Act.

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

The trading prices of the securities of pharmaceutical and biotechnology companies have been highly volatile. As such, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our common stock may be influenced by many factors, including:

●	the results of our efforts to commercialize YUTREPIA and any other product candidate we may develop, including L606, in the event we receive final approval from the FDA for such product candidate;
●	results and timing of commencement or completion of any clinical trials of any product or product candidate we may develop, including YUTREPIA and L606, or those of our competitors;
●	the success of Sandoz’s Treprostinil Injection to which we have commercial rights pursuant to the Promotion Agreement;
●	the market acceptance of the RG Cartridge for the subcutaneous administration of Treprostinil Injection;
●	whether we and Sandoz are able to complete the development of a new pump for the subcutaneous administration of Treprostinil Injection and obtain FDA clearance on a timely basis or at all;
●	our cash resources;
●	the approvals or success of competitive products or technologies;
●	our ability to obtain and maintain approvals of our products, including YUTREPIA, and any product candidate we may develop, including L606, for marketing by the FDA or equivalent foreign regulatory authorities (and, if approved, the scope of the indications for which such product candidates are approved) or any failure to obtain such approvals;
●	our involvement in significant lawsuits, such as stockholder litigation, litigation involving the FDA, or litigation related to intellectual property, including inter partes review proceedings, patent litigation with third parties which may hold intellectual property they assert against us, including the ongoing litigation in connection with the patents, trade secrets and confidential information that United Therapeutics has asserted against us, and patent litigation we assert against others, including the ongoing litigation that we have asserted against United Therapeutics;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 34.1% of our common stock as of August 4, 2025. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of our board of directors (the “Board”), and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

As a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the trading price of our shares.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Our current controls and any new controls that we develop may become inadequate because of changes in accounting principles or in our business conditions. For example, during the quarter ended June 30, 2025, we implemented new processes and internal controls to record product revenues, cost of product sales, and accounts receivable, as a result of the FDA approval and the commercial launch of YUTREPIA and to capitalize inventory as a result of the launch of a new inventory management system.

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

For as long as we are a “smaller reporting company,” we may take advantage of certain scaled disclosures available to us, resulting in holders of our securities receiving less Company information than they would receive from a public company that is not a smaller reporting company. Beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2025, we will no longer qualify as a smaller reporting company and we will no longer be eligible to rely on reduced disclosure and reporting requirements applicable to smaller reporting companies.

We are currently considered a “smaller reporting company” as defined under Rule 12b-2 of the Exchange Act. As a smaller reporting company, we are permitted to comply with scaled-back disclosure obligations in our SEC filings compared to other issuers, including with respect to disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and our common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

Based on the closing price of our common stock on June 30, 2025, the last business day of our second fiscal quarter, our common stock held by non-affiliates exceeded $700 million. Beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2025, we will no longer qualify as a smaller reporting company and will be a “large accelerated filer,” which requires us to comply with accelerated reporting deadlines and associated attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, in addition to the requirement to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. See Item 4. “Controls and Procedures” for additional information. Due to this upcoming transition, we expect to devote significant time and effort to implement and comply with the additional standards, rules and regulations that will apply to us upon becoming a large accelerated filer. Compliance with the additional requirements of being a large accelerated filer will also increase our legal, accounting and financial compliance costs.

Until we cease to qualify as a smaller reporting company beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2025, the scaled-back disclosure in our SEC filings will result in less information about our company and it may make it harder for investors to analyze the Company’s results of operations and financial prospectus in comparison with other public companies. If investors consider our common stock less attractive as a result of our election to use the scaled-back disclosure permitted for smaller reporting companies, there may be a less active trading market for our common stock and our share price may be more volatile.

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

In connection with the accounting for our RareGen acquisition, we have recorded significant amounts of contract acquisition costs, intangible assets, and goodwill. Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill has been impaired. Contract acquisition costs and amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. The valuation of goodwill depends on a variety of factors, the success of our business, including our ability to maintain regulatory approval for and successfully commercialize YUTREPIA, global market and economic conditions, earnings growth and expected cash flows. Impairments may be caused by factors outside our control, such as actions by the FDA, increasing competitive pricing pressures, and various other factors. Significant and unanticipated changes or our inability to obtain or maintain regulatory approvals for our products and product candidates, including the NDA for YUTREPIA, could require a non-cash charge for impairment in a future period, which may significantly affect our results of operations in the period of such charge.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, the following Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted, modified, or terminated by our directors and/or executive officers (as defined in Section 16 of the Exchange Act):

Name	Title	Date of Adoption or Modification of Rule 10b5-1 Trading Arrangement(1)	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold
Jason Adair	Chief Business Officer	5/29/2025(2)	8/31/2026	61,713
Scott Moomaw	Chief Commercial Officer	5/29/2025(2)	7/1/2026	105,000
Rajeev Saggar	Chief Medical Officer	5/29/2025(2)	9/30/2026	35,000

(1)	Date of adoption of Rule 10b5-1 trading arrangements is in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations.
(2)	The first trade pursuant to the Rule 10b5-1 trading arrangement will be, in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations, on a date after the date of adoption of the Rule 10b5-1 trading arrangement.

During the three months ended June 30, 2025, the Company did not adopt, modify, or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Document
10.1*++	Indenture of Lease, dated as of June 16, 2025, by and between Liquidia Technologies, Inc. and King Combs LLC.
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

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

DATE: August 12, 2025

LIQUIDIA CORPORATION
By:	/s/ Roger A. Jeffs, Ph.D.
Roger A. Jeffs, Ph.D.
Chief Executive Officer
Principal Executive Officer

By:	/s/ Michael Kaseta
Michael Kaseta
Chief Operating Officer and Chief Financial Officer
Principal Financial Officer

By:	/s/ Dana Boyle
Dana Boyle
Chief Accounting Officer
Principal Accounting Officer