Form 10-Q
period 2025-09-30
Liquidia Corp
filed 2025-11-03
CIK 1819576

tree

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended September 30, 2025

or

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

As of October 20, 2025, there were 86,995,483 shares of the registrant’s common stock outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. We intend such forward-looking statements to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to maintain regulatory approvals for our products, including YUTREPIA;
●	our expectations regarding the size of the patient populations, market opportunities, market acceptance, third-party payor coverage and opportunity for those products that we commercialize, including our own products, such as YUTREPIA, and products we commercialize in collaboration with third parties, including Sandoz’s fully substitutable generic treprostinil injection;
●	our plans and ability to develop and commercialize our product candidates, including YUTREPIA, and our commercialization, marketing and distribution capabilities and strategy;
●	the clinical utility of our products, including YUTREPIA, and product candidates and their potential advantages compared to other treatments;
●	our ability to establish and maintain arrangements for the manufacture of our products, including YUTREPIA, and product candidates and the ability and sufficiency of our current manufacturing facilities to produce development and commercial quantities of our products and product candidates;
●	the timeline or outcome related to our patent litigation with United Therapeutics that was filed in the U.S. District Court for the District of Delaware and the U.S. District Court for the Middle District of North Carolina, our litigation with United Therapeutics that was filed in the Superior Court for Durham County, North Carolina, or any future litigation with United Therapeutics or any other third-party, including any rehearings or appeals with respect to any litigation with United Therapeutics;
●	the timing and our ability to enroll our planned clinical trials for our product candidates, including planned clinical trials for YUTREPIA and L606;
●	the timing and related contents of our planned regulatory filings and/or applications;
●	the timing of and our ability to obtain regulatory approvals for our product candidates, including the potential for expanding the label for YUTREPIA to include new indications and the potential for, and timing regarding, final approval by the FDA (as defined below) of and our ability to commercialize L606, including the potential impact of regulatory review, approval, and exclusivity developments which may occur for competitors, and the scope of any such approvals and the indications for which we receive approval;
●	our ability to establish and maintain collaborations, including any third-party license agreements;
●	the availability and market acceptance of medical devices and components of medical devices used to administer our drug products and drug products that we commercialize with third parties, including ICU

Medical’s CADD-MS® 3 ambulatory infusion pump (“CADD-MS 3 infusion pump”), the RG 3ml Medication Cartridge that we developed in collaboration with Chengdu Shifeng Medical Technologies LTD. used for the subcutaneous administration of Sandoz’s generic treprostinil injection, ICU Medical’s CADD Legacy and CADD-Solis infusion pumps used for the intravenous administration of Sandoz’s generic treprostinil injection, any infusion pump that we develop with Sandoz for the subcutaneous administration of Sandoz’s generic treprostinil injection, Plastiape’s RS00 Model 8 dry powder inhaler, which we use for the administration of YUTREPIA, and any devices used for the administration of L606;
●	our and our business partners’ ability to develop and to obtain and maintain regulatory clearances and approvals, and the timing of any such clearances and approvals, for medical devices used to administer our products and products we commercialize, including a nebulizer for the administration of L606, and any infusion pump that we develop with Sandoz;
●	the effects on our company or our subsidiaries of future changes in law or changes in governmental agencies, including regulatory developments or legislative or executive actions, including changes in healthcare, environmental and other laws and regulations to which we are subject, changes at the FDA, tariffs that may apply to products that we purchase or sell, or judicial decisions overturning or establishing new legal precedents;
●	adverse outcomes of pending or threatened litigation or governmental investigations, including our ongoing litigation involving United Therapeutics in which they are seeking remedies that include the removal of YUTREPIA from the market and any future litigation with United Therapeutics or any other third party;
●	the failure to renew, or the revocation of, any license or other required permits;
●	our ability to retain, attract and hire key personnel;
●	our intellectual property position and the duration of our patent rights;
●	prevailing economic, market and business conditions;
●	changes in the industry in which we operate;
●	the volatility and unpredictability of the stock market and credit market conditions;
●	conditions beyond our control, such as natural and man-made disasters, global health emergencies, such as pandemics and epidemics, or geopolitical conflict, such as acts of war, terrorism and civil disorder;
●	our ability to satisfy the covenants contained in the HCR Agreement (as defined below);
●	the cost and availability of capital and any restrictions imposed by lenders or creditors;
●	unexpected charges or unexpected liabilities arising from a change in accounting policies, including any such changes by third parties with whom we collaborate and from whom we receive a portion of their net profits, or the effects of acquisition accounting varying from our expectations;
●	the risk that the credit ratings of the Company or our subsidiaries may be different from market expectations, which may increase borrowing costs and/or make it more difficult for us to pay or refinance our debts and require us to borrow or divert cash flow from operations in order to service debt payments;
●	conduct of and changing circumstances related to third-party relationships on which we rely, including the level of credit worthiness of counterparties;

●	fluctuations in interest rates;
●	fluctuations in the trading price of our common stock;
●	variations between the stated assumptions on which forward-looking statements are based and our actual experience;
●	our estimates regarding future expenses, capital requirements and needs for additional financing; and
●	our expectation that the use of proceeds from prior public and private equity offerings and the period over which such proceeds, together with our available cash, will be sufficient to meet our operating needs.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Liquidia Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$157,496	$176,479
Accounts receivable, net	35,959	2,719
Inventory	24,534	241
Prepaid expenses and other current assets	8,730	5,666
Total current assets	226,719	185,105
Property, plant and equipment, net	10,704	8,298
Operating lease right-of-use assets, net	4,014	4,187
Indemnification asset, related party	8,294	7,460
Contract acquisition costs, net	6,901	7,286
Intangible asset, net	2,988	3,156
Goodwill	3,903	3,903
Restricted cash	3,504	—
Other assets	8,954	10,918
Total assets	$275,981	$230,313
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,019	$4,689
Accrued expenses and other current liabilities	40,444	18,659
Long-term debt, current	56,051	18,016
Operating and finance lease liabilities, current	428	417
Total current liabilities	102,942	41,781
Litigation finance payable	8,284	7,300
Long-term debt, noncurrent	136,446	95,268
Operating and finance lease liabilities, noncurrent	6,257	6,586
Total liabilities	253,929	150,935
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized, none outstanding	—	—
Common stock — $0.001 par value, 115,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively, 86,819,212 and 84,683,063 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	87	85
Additional paid-in capital	662,833	636,682
Accumulated deficit	(640,868)	(557,389)
Total stockholders’ equity	22,052	79,378
Total liabilities and stockholders’ equity	$275,981	$230,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$51,669	$—	$58,186	$—
Service revenue, net	2,673	4,448	8,113	11,079
Total revenue	54,342	4,448	66,299	11,079
Costs and expenses:
Cost of product sales	2,295	—	2,500	—
Cost of service revenue	878	1,565	3,687	4,525
Research and development	9,346	11,890	22,333	31,367
Selling, general and administrative	40,056	20,182	108,942	60,374
Total costs and expenses	52,575	33,637	137,462	96,266
Income (loss) from operations	1,767	(29,189)	(71,163)	(85,187)
Other income (expense):
Interest income	1,645	1,815	4,957	5,550
Interest expense	(6,945)	(3,656)	(17,273)	(10,144)
Total other expense, net	(5,300)	(1,841)	(12,316)	(4,594)
Net loss and comprehensive loss	$(3,533)	$(31,030)	$(83,479)	$(89,781)
Net loss per common share, basic and diluted	$(0.04)	$(0.40)	$(0.97)	$(1.17)
Weighted average common shares outstanding, basic and diluted	86,333,772	78,316,820	85,700,936	76,719,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except shares amounts)

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	84,683,063	$85	$636,682	$(557,389)	$79,378
Issuance of common stock upon exercise of stock options	84,505	—	358	—	358
Issuance of common stock upon vesting of restricted stock units	414,053	—	—	—	—
Issuance of common stock under employee stock purchase plan	117,320	—	906	—	906
Stock-based compensation	—	—	7,438	—	7,438
Net loss	—	—	—	(38,367)	(38,367)
Balance as of March 31, 2025	85,298,941	$85	$645,384	$(595,756)	$49,713
Issuance of common stock upon exercise of stock options	33,378	—	125	—	125
Issuance of common stock upon vesting of restricted stock units	528,630	1	(1)	—	—
Stock-based compensation	—	—	6,930	—	6,930
Net loss	—	—	—	(41,579)	(41,579)
Balance as of June 30, 2025	85,860,949	$86	$652,438	$(637,335)	$15,189
Issuance of common stock upon exercise of stock options	343,484	1	1,552	—	1,553
Issuance of common stock upon vesting of restricted stock units	237,989	—	—	—	—
Issuance of common stock under employee stock purchase plan	74,740	—	945	—	945
Issuance of common stock upon exercise of warrants	302,050	—	—	—	—
Stock-based compensation	—	—	7,898	—	7,898
Net loss	—	—	—	(3,533)	(3,533)
Balance as of September 30, 2025	86,819,212	$87	$662,833	$(640,868)	$22,052

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	68,629,575	$69	$476,322	$(429,098)	$47,293
Issuance of common stock upon exercise of stock options	23,247	—	99	—	99
Issuance of common stock upon vesting of restricted stock units	383,133	—	—	—	—
Issuance of common stock under employee stock purchase plan	67,982	—	404	—	404
Issuance of common stock upon exercise of warrants	946	—	—	—	—
Sale of common stock, net	7,182,532	7	74,861	—	74,868
Stock-based compensation	—	—	4,524	—	4,524
Net loss	—	—	—	(30,083)	(30,083)
Balance as of March 31, 2024	76,287,415	$76	$556,210	$(459,181)	$97,105
Issuance of common stock upon exercise of stock options	10,686	—	32	—	32
Issuance of common stock upon vesting of restricted stock units	116,447	—	—	—	—
Stock-based compensation	—	—	4,372	—	4,372
Net loss	—	—	—	(28,668)	(28,668)
Balance as of June 30, 2024	76,414,548	$76	$560,614	$(487,849)	$72,841
Issuance of common stock upon exercise of stock options	317,720	1	1,548	—	1,549
Issuance of common stock upon vesting of restricted stock units	116,247	—	—	—	—
Issuance of common stock under employee stock purchase plan	104,413	—	844	—	844
Issuance of common stock upon exercise of warrants	8,212	—	—	—	—
Sale of common stock, net	7,584,269	8	63,669	—	63,677
Stock-based compensation	—	—	4,881	—	4,881
Net loss	—	—	—	(31,030)	(31,030)
Balance as of September 30, 2024	84,545,409	$85	$631,556	$(518,879)	$112,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(83,479)	$(89,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	22,266	13,777
Depreciation and amortization	1,208	1,679
Non-cash lease expense	173	361
Loss (gain) on disposal of property and equipment	—	3
Accretion and non-cash interest expense	17,271	10,138
Changes in operating assets and liabilities:
Accounts receivable, net	(33,240)	(141)
Inventory	(23,931)	(38)
Prepaid expenses and other current assets	(3,064)	(3,445)
Other noncurrent assets	1,964	(7,471)
Accounts payable	(629)	(222)
Accrued expenses and other current liabilities	21,785	3,291
Operating lease liabilities	(254)	(760)
Net cash used in operating activities	(79,930)	(72,609)
Investing activities
Purchases of property, plant and equipment	(2,298)	(3,661)
Net cash used in investing activities	(2,298)	(3,661)
Financing activities
Proceeds from long-term debt, net of fees	74,975	57,460
Payments on long-term debt	(13,033)	(2,731)
Principal payments on finance leases	(64)	(80)
Receipts from litigation financing	984	489
Proceeds from sale of common stock, net of issuance costs	—	138,893
Proceeds from issuance of common stock under stock incentive plans	3,887	2,928
Net cash provided by financing activities	66,749	196,959
Net increase (decrease) in cash, cash equivalents, and restricted cash	(15,479)	120,689
Cash, cash equivalents, and restricted cash, beginning of period	176,479	83,679
Cash, cash equivalents, and restricted cash, end of period	$161,000	$204,368
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$1,022	$985
Offering costs incurred, but not paid included in accrued expenses	$—	$348
Non-cash increase in right-of-use assets due to remeasurement of lease liabilities	$—	$28
Non-cash increase in property, plant and equipment through accounts payable	$1,125	$625
Non-cash increase in indemnification asset through accounts payable	$834	$499

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

(tabular dollars in thousands)

1. Business

Description of the Business

We are a biopharmaceutical company driven by science and compassion to revolutionize care for patients with challenging respiratory and vascular diseases such as pulmonary arterial hypertension (“PAH”) and pulmonary hypertension associated with interstitial lung disease (“PH-ILD”). We operate through our wholly owned operating subsidiaries, Liquidia Technologies, Inc. and Liquidia PAH, LLC, formerly known as RareGen.

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

YUTREPIA is an inhaled dry powder formulation of treprostinil designed with our proprietary PRINT® technology, a particle engineering platform that enables precise production of uniform drug particles, to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low effort dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labeled doses of currently marketed inhaled treprostinil therapies. YUTREPIA was approved by the U.S. Food and Drug Administration (“FDA”) on May 23, 2025 for the treatment of both PAH and PH-ILD, and began commercialization on June 2, 2025.

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

We also conduct research, development and manufacturing of novel products by applying our subject matter expertise in respiratory and vascular diseases. For example, we are currently developing L606, an investigational, liposomal formulation of treprostinil, which we licensed from Pharmosa Biopharm Inc. (“Pharmosa”), that is administered twice-daily with a short-duration next-generation nebulizer. L606 is currently being evaluated in an open-label study in the United States for treatment of PAH and PH-ILD with a planned pivotal study for the treatment of PH-ILD.

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

Liquidity and Capital Resources

Since inception, we have incurred recurring operating losses, including a net loss of $83.5 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $640.9 million. We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, bank borrowings with warrants, the issuance of convertible notes and warrants, and other long-term debt.

We expect to continue to incur significant expenses as we commercialize YUTREPIA and advance our product candidates through clinical trials and seek regulatory approval of such product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Additionally, the revenue interest financing agreement with HealthCare Royalty Partners IV, L.P. (“HCR”) dated January 9, 2023, as amended (the “HCR Agreement”) contains fixed quarterly payments and minimum cash covenants that require us to maintain cash and cash equivalents in an amount at least equal to $15.0 million for the remainder of the payment term, which based on amounts funded as of September 30, 2025, is expected to conclude in 2033.

We believe we will have sufficient cash and cash equivalents to meet our financial obligations and minimum cash covenants for at least the next twelve months. While we have included anticipated cash inflows from YUTREPIA product sales in our projections, we may not be able to generate sustained revenue from YUTREPIA and the resources needed to support development of L606 may not be accurate. We have based our estimates on assumptions that may prove to be wrong, and we could be limited in our ability to continue to commercialize YUTREPIA and/or use our available capital resources sooner than we currently expect. In the event revenues from YUTREPIA are insufficient to support our business operations and future capital needs, we expect that we would need further financing or we could be forced to delay, limit, reduce or terminate clinical studies or other ongoing activities, which could have a material adverse effect on our business, results of operations, and financial condition.

2. Basis of Presentation, Significant Accounting Policies and Fair Value Measurements

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The year-end condensed consolidated balance sheet data was derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. Our financial position, results of operations and cash flows are presented in U.S. Dollars.

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

A summary of the revisions to certain financial statement line items as of and for the three and nine months ended September 30, 2024 in the condensed consolidated financial statements is presented below:

Condensed Consolidated Statement of Operations and Comprehensive Loss

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Interest expense	$(2,996)	$(660)	$(3,656)	$(8,120)	$(2,024)	$(10,144)
Loss on extinguishment of debt	$7,215	$(7,215)	$—	$(4,268)	$4,268	$—
Total other expense, net	$6,034	$(7,875)	$(1,841)	$(6,838)	$2,244	$(4,594)
Net loss and comprehensive loss	$(23,155)	$(7,875)	$(31,030)	$(92,025)	$2,244	$(89,781)
Net loss per common share, basic and diluted	$(0.30)	$(0.10)	$(0.40)	$(1.20)	$0.03	$(1.17)

The adjustments noted above had a corresponding impact on the related line items in the condensed consolidated statement of stockholders’ equity lines for the three and nine months ended September 30, 2024. There was no impact to our condensed consolidated statement of cash flows except for the presentation of net loss offset by the corresponding adjustment to reconcile net loss to net cash used in operating activities. In addition, Note 11 Long-term Debt has been updated to reflect the revised amounts.

Summary of Significant Accounting Policies

Our significant accounting policies are disclosed in Note 2 Basis of Presentation, Significant Accounting Policies and Fair Value Measurements of the consolidated financial statements for the years ended December 31, 2024 and 2023, which are included in Exhibit 99.1 to our Current Report on Form 8-K filed on May 8, 2025.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This guidance requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This standard also includes certain other amendments to improve the effectiveness of income tax disclosures. The guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. Except for expanding disclosures, we do not expect the adoption of ASU 2023-09 to have a material effect on our consolidated financial statements taken as a whole.

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. We do not expect the adoption of ASU 2025-05 to have a material effect on our consolidated financial statements taken as a whole.

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

Gross product sales from our two largest customers accounted for 54% and 45% of total gross product sales, respectively. One customer accounted for 100% of service revenue, net.

Prelaunch Inventory

We capitalize prelaunch inventory prior to receiving regulatory approval if regulatory approval and subsequent commercialization of a product is probable and we also expect future economic benefit from the sales of the product to be realized. Prior to this conclusion, we expense prelaunch inventory as research and development expense in the period incurred. For prelaunch inventory that is capitalized, we consider a number of specific facts and circumstances, including the product’s shelf life, the product’s current status in the development and regulatory approval process, results from related clinical trials, results from meetings with relevant regulatory agencies prior to the filing of regulatory applications, potential obstacles to the approval process, viability of commercialization and market trends.

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

As of September 30, 2025, we concluded there were no significant events or changes in circumstances which indicated that the carrying amount of goodwill was not recoverable. We completed our annual impairment test as of July 1, 2025 and concluded that no impairments had occurred.

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
●	Product Returns Allowances: Customers are contractually permitted to return purchased products only if the product is damaged or defective upon delivery or as required under applicable law. We estimate expected product returns for its allowance based on our expected returns volume. When historical data is available, we will use historical return rates of the product. Returned product is typically destroyed, since returns are generally only permitted due to damage and cannot be resold. These allowances are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses.
●	Managed Care Rebates: We are subject to rebates in connection with our agreements with certain contracted payors. We estimate our managed care rebates based on our estimated payor mix and the applicable contractual rebate rate and estimated future claims that we expect to receive, which considers an estimate for inventory in the distribution channel. These adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses.
●	Manufacturer Discount Program (“MDP”) Rebates: Under the Inflation Reduction Act (“IRA”) manufacturers are generally required to pay (1) a 10% rebate on Medicare Part D program drugs in the initial coverage phase (the phase during which the patient has satisfied the deductible and incurred costs less than the out-of-pocket threshold) and (2) a 20% rebate on Medicare Part D program drugs when a beneficiary enters the catastrophic coverage phase (the phase after the patient has incurred costs greater than or equal to the out-of-pocket threshold). We estimate our MDP rebates based on our estimate of the portion sales attributed to patients covered by Medicare Part D plans. These adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses.
●	Medicaid Rebates: We are subject to discount obligations under state government-managed Medicaid programs, whereby rebates are issued to participating state governments. These rebates arise when a patient treated with YUTREPIA is covered under Medicaid, resulting in a discounted price under the applicable Medicaid program. We estimate the portion of sales attributed to Medicaid patients and the estimated rebates to be paid to the respective state Medicaid programs. These rebates consist of estimates of claims for the current quarter and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period. There may be a significant time lag between our reported net product sales and receipt of the corresponding rebate notices from each state (generally several months or longer). The Company’s estimates are based on estimates obtained from similar products in the industry as supplemented by management’s judgment. When historical data is available, the Company will use historical claim levels by the state, as supplemented by management’s judgment. These adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses.
●	Copay Programs: We offer a copay assistance program, which is intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payors. The calculation of the accrual for copay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period. Estimates are based on similar products in the industry as supplemented by management’s judgment. When historical data is available, the Company will use actual program participation and estimates of program redemption using data provided by the third party that administers the copay program. These adjustments are recorded in the same period the related revenue is

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

We have determined that the performance of the promotional services constitutes a single performance obligation and recognize revenue as we satisfy our performance obligation. The transaction price is equal to our share of Net Profits. We expect to refund certain amounts to Sandoz through a reduction of the cash received from future Net Profits generated under the Promotion Agreement. As of September 30, 2025 and December 31, 2024, a $1.0 million and $2.0 million refund liability, respectively, is offset against accounts receivable from Sandoz related to expected refund amounts.

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

Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Due to their anti-dilutive effect, the calculation of diluted net loss per share excludes the following common stock equivalent shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock Options	8,734,054	9,113,427	8,863,374	9,372,790
Restricted Stock Units	4,708,901	3,131,834	4,819,627	3,062,498
Warrants	92,033	450,000	390,385	450,000
Total	13,534,988	12,695,261	14,073,386	12,885,288

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table presents the placement in the fair value hierarchy of financial assets and liabilities measured at fair value as of September 30, 2025 and December 31, 2024:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
September 30, 2025	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$146,638	$—	$—	$146,638

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2024	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$170,672	$—	$—	$170,672

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

The carrying value and fair value of long-term debt as of September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$192,497	$207,700	$113,284	$110,174

The fair value is estimated using Level 3 inputs based on a discounted cash flow model incorporating company-specific projections and a market-based discount rates of 11.8% to 12.5% as of September 30, 2025 and 15.6% to 17.5% as of December 31, 2024, based on the tenor of the expected payment, and reflective of debt with similar risk characteristics.

3. Inventory

Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	September 30,	December 31,
	2025	2024
Raw materials	$10,039	$3,737
Work in process	10,627	7,069
Finished goods	12,510	—
Inventory	$33,176	$10,806

Recognized as:
Inventory	$24,534	$241
Other assets	8,642	10,565

Amounts recognized as Other Assets are comprised entirely of raw materials inventories not expected to be sold within one year of the date of the condensed consolidated balance sheet.

4. Property, Plant, and Equipment

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2025	2024
Lab and build-to-suit equipment	$8,248	$6,918
Office equipment	7	7
Furniture and fixtures	497	481
Computer and other equipment	1,958	741
Leasehold improvements	13,028	12,959
Construction-in-progress	3,792	3,001
Total property, plant and equipment	27,530	24,107
Accumulated depreciation and amortization	(16,826)	(15,809)
Property, plant and equipment, net	$10,704	$8,298

We recorded depreciation and amortization expense related to property, plant and equipment of $0.3 million for both the three months ended September 30, 2025 and 2024, and of $0.7 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively.

5. Contract Acquisition Costs and Intangible Asset

Contract acquisition costs and intangible asset are summarized as follows:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract acquisition costs	$12,980	$(6,079)	$6,901	$12,980	$(5,694)	$7,286
Intangible asset	$5,620	$(2,632)	$2,988	$5,620	$(2,464)	$3,156

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

We recorded amortization related to the contract acquisition costs of $0.1 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and of $0.4 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively. We recorded amortization related to the intangible asset of $0.1 million for both the three months ended September 30, 2025 and 2024, and of $0.2 million for both the nine months ended September 30, 2025 and 2024. Annual amortization over the next five years is expected to immaterially fluctuate from the 2025 amounts, consistent with changes to net profits to be recognized pursuant to the Promotion Agreement over the period.

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

On November 17, 2020, Liquidia PAH entered into a Litigation Funding and Indemnification Agreement (“Indemnification Agreement”) with PBM RG Holdings, LLC (“PBM”). PBM is considered to be a related party as it is controlled by a major stockholder (which beneficially owns approximately 6.9% of Liquidia Corporation common stock as of October 20, 2025), who is also a member of our Board of Directors.

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

As of September 30, 2025 and December 31, 2024, the Indemnification Asset and Litigation Finance Payable were classified as long-term assets and liabilities, respectively, as it is considered unlikely that the RareGen Litigation would conclude prior to September 30, 2026.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2025	2024
Accrued compensation	$8,743	$10,251
Accrued gross-to-net deductions	17,469	—
Accrued research and development expenses	1,339	2,495
Accrued inventory costs	5,424	1,641
Accrued other expenses	7,469	4,272
Total accrued expenses and other current liabilities	$40,444	$18,659

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

Warrants

During the nine months ended September 30, 2025 and 2024, 459,315 and 9,175 warrants to purchase shares of common stock were exercised, respectively. Outstanding warrants consisted of the following as of September 30, 2025:

Number of
warrants	Exercise Price	Expiration Date
47,082	$0.02	December 31, 2026

9. Stock-Based Compensation

2020 Long-Term Incentive Plan

Our 2020 Long-Term Incentive Plan (the “2020 Plan”) provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards and for accelerated vesting under certain change of control transactions. The number of shares of our common stock available for issuance under the 2020 plan will automatically increase on January 1 of each year through 2030, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors (the “Evergreen Provision”). On January 1, 2025, the number of shares of common stock available for issuance under the 2020 Plan automatically increased by 3,387,323 shares pursuant to the Evergreen Provision. As of September 30, 2025, there were 1,450,052 shares available for future grants under the 2020 Plan.

The 2020 Plan replaced all prior equity award plans and such plans have been discontinued. However, the awards outstanding under the prior equity award plans will continue to remain in effect in accordance with their terms. Awards that are forfeited under these prior plans upon cancellation, termination or expiration will not be available for grant under the 2020 Plan. As of September 30, 2025, a total of 368,776 shares of common stock were reserved for issuance related to the remaining outstanding equity awards granted under the prior plans.

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

310,000 shares of our common stock were reserved for issuance pursuant to equity awards that may be granted under the 2022 Inducement Plan, and the 2022 Inducement Plan will be administered by the Compensation Committee. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2022 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board of Directors, or following a bona fide period of non-employment by us, if he or she is granted such equity awards in connection with his or her commencement of employment with us and such grant is an inducement material to his or her entering into employment with us. As of September 30, 2025, a total of 27,608 shares were available for issuance under the 2022 Inducement Plan.

Employee Stock Purchase Plan

In November 2020, stockholders approved the Liquidia Corporation 2020 Employee Stock Purchase Plan (the “ESPP”). The number of shares of our common stock available for issuance under the ESPP will automatically increase on January 1 of each year through 2030, by the lesser of (a) 1.0% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, (b) 150,000 shares, or (c) an amount determined by the Board of Directors. On January 1, 2025, the number of shares of common stock available for issuance under the ESPP increased by 150,000 shares. As of September 30, 2025, a total of 492,682 shares of common stock are reserved for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions, subject to plan limitations. Unless otherwise determined by the administrator, the common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is 85% of the lesser of the fair market value of our common stock on the first and last trading day of the offering period. During the nine months ended September 30, 2025 and 2024, 192,060 and 172,395 shares were issued under the ESPP, respectively.

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

Total stock-based compensation expense recognized for employees and non-employees was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
By Expense Category:	2025	2024	2025	2024
Cost of service revenue	$123	$45	$330	$166
Research and development	384	839	1,011	2,676
Selling, general and administrative	7,391	3,997	20,925	10,935
Total stock-based compensation expense	$7,898	$4,881	$22,266	$13,777

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted average basis, by type of award:

	As of September 30, 2025
		Weighted
		Average
		Remaining
		Recognition
	Unamortized	Period
	Expense	(Years)
Stock options	$3,665	0.9
Restricted and performance stock units	$43,147	2.4

Fair Value of Stock Options Granted and Purchase Rights Issued under the ESPP

We use the Black-Scholes option-pricing model to determine the fair value of stock options granted and purchase rights issued under the ESPP.

There were no stock options granted during the nine months ended September 30, 2025. The following table summarizes the assumptions used for estimating the fair value of stock options granted under the Black-Scholes option-pricing model during the nine months ended September 30, 2024:

Nine Months Ended
September 30,
2024
Expected dividend yield	—
Risk-free interest rate	3.98%
Expected volatility	90%
Expected life (years)	6.1

The following table summarizes the assumptions used for estimating the fair value of purchase rights granted to employees under the ESPP under the Black-Scholes option-pricing model:

	Nine Months Ended
	September 30,
	2025	2024
Expected dividend yield	—	—
Risk-free interest rate	3.99% - 4.31%	4.80% - 5.27%
Expected volatility	44% - 74%	62% - 72%
Expected life (years)	0.50	0.50

Stock Options

Options generally vest over a four-year period in multiple tranches.

The following table summarizes stock option activity during the nine months ended September 30, 2025:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2024	9,009,005	$4.76
Granted	—	—
Exercised	(461,669)	4.41
Cancelled	(10,117)	5.72
Outstanding as of September 30, 2025	8,537,219	$4.78	6.1	$153,322
Exercisable as of September 30, 2025	7,665,123	$4.65	6.0	$138,633
Vested and expected to vest as of September 30, 2025	8,505,342	$4.77	6.1	$152,808

No options were granted during the nine months ended September 30, 2025. The weighted average fair value for options granted during the nine months ended September 30, 2024 ended was $9.84 per share. The aggregate intrinsic value of stock options in the table above represents the difference between the $22.74 closing price of our common stock as of September 30, 2025 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

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

The tax withholding method used for most RSUs and PSUs is the sell-to-cover method, in which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs and PSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted to taxing authorities by us. In circumstances where the sell-to-cover method is not used, the holder of the RSUs or PSUs is required to remit cash to us to cover the tax withholding liability and the cash is then remitted to taxing authorities by us. The following table summarizes our RSU and PSU activity during the nine months ended September 30, 2025:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested as of December 31, 2024	2,948,049	$10.82
Granted	2,995,662	12.65
Vested	(1,180,672)	10.89
Forfeited	(101,367)	12.38
Unvested as of September 30, 2025	4,661,672	$11.94

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

Lease Balances, Costs, and Future Minimum Payments

Leases with an initial term of 12 months or less are not recorded on the balance sheet. As of September 30, 2025, we have not entered into any short-term leases. For lease agreements entered into or reassessed after the adoption of ASC 842 Leases, we combine lease and non-lease components, if any. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Our lease cost is reflected in the accompanying condensed statements of operations and comprehensive loss as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2025	2024	2025	2024
Operating lease cost:
Fixed lease cost	Selling, general, and administrative	$314	$20	$941	$59
Fixed lease cost	Research and development	—	177	—	527
Finance lease cost:
Amortization of lease assets	Selling, general, and administrative	—	—	22	—
Amortization of lease assets	Research and development	—	22	—	67
Interest on lease liabilities	Interest expense	—	2	1	6
Total Lease Cost		$314	$221	$964	$659

The weighted average remaining lease term and discount rates as of September 30, 2025 were as follows:

Weighted average remaining lease term (years):
Operating leases	6.3
Weighted average discount rate:
Operating leases	15.2%

The discount rate for leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms at the time of lease inception.

Lease liability maturities as of September 30, 2025, were as follows:

Year ending December 31:	Total
2025 (three months remaining)	$348
2026	1,442
2027	1,643
2028	1,692
2029	1,743
Thereafter	3,644
Total minimum lease payments	10,512
Less: interest	(3,827)
Present value of lease liabilities	$6,685

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

As consideration for the Investment Amount and pursuant to the HCR Agreement, we have agreed to pay HCR according to a fixed quarterly payment schedule. As of September 30, 2025, we were required to pay $56.1 million within one year of the balance sheet date, which is classified as current in our condensed consolidated balance sheet.

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

The HCR Agreement contains certain restrictions on our ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, dispose of assets, pay dividends and distributions, subject to certain exceptions. In addition, the HCR Agreement contains a financial covenant that requires us to maintain cash and cash equivalents in an amount at least equal to $15.0 million for the remainder of the payment term, which based on amounts funded as of September 30, 2025, concludes in 2033.

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

The following table presents the changes in the HCR Agreement payable during the nine months ended September 30, 2025:

Balance as of December 31, 2024	$113,284
Accretion	3,823
Payments	(2,122)
Funding, net of fees	24,975
Balance as of March 17, 2025	$139,960
Accretion	5,972
Payments	(2,854)
Funding, net of fees	50,000
Balance as of June 23, 2025	$193,078
Accretion	7,476
Payments	(8,057)
Balance as of September 30, 2025	$192,497
Less: current portion of long-term debt	(56,051)
Long-term portion of long-term debt	$136,446

The expected annual payments on long-term debt as of September 30, 2025 are as follows:

Year ending December 31:
2025 (three months remaining)	$8,057
2026	58,406
2027	47,144
2028	54,526
2029	36,867
Thereafter	81,710
Total	$286,710

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

As of September 30, 2025, we have non-cancelable commitments for product manufacturing and supply costs of approximately $27.0 million.

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

The trial was limited to determining whether YUTREPIA infringes any valid claims of the ‘327 patent. In the current proceedings, United Therapeutics is seeking injunctive relief that would require YUTREPIA to be removed from the market. Moreover, in the event the court determines that YUTREPIA does infringe valid claims of the ‘327 patent, United Therapeutics could pursue additional claims seeking damages based on our commercialization of YUTREPIA. Due to the uncertainty inherent in any litigation, we cannot guarantee that an outcome adverse to us will not result or whether an adverse outcome would require YUTREPIA to be removed from the market entirely or would require only that PH-ILD be removed from the label of YUTREPIA. Any litigation of this nature could involve substantial cost, and an adverse outcome could have a material adverse effect on the Company’s ability to continue selling YUTREPIA and result in substantial monetary damages. We currently are not able to reasonably estimate a range of potential outcomes and losses due to the number of variables that may affect the outcome of the current lawsuit, the outcome of any subsequent proceeding in which United Therapeutics seeks damages, if applicable, and any potential appeals, including the range of potential remedies, potential damages amounts sought, the strength of our defenses, the variety of potential legal and factual determinations yet to be made by the court and the inherent unpredictability of any outcome associated with these issues.

‘782 Patent Litigation

In May 2025, United Therapeutics filed a complaint for patent infringement against the Company in the U.S. District Court for the Middle District of North Carolina (Case No. 1:25CV368) (the “‘782 Patent Litigation”), asserting infringement by the Company of U.S. Patent No. 11,357,782, entitled “Treprostinil Administration By Inhalation” (the “‘782 Patent”). In May 2025, United Therapeutics also filed a motion seeking a preliminary injunction to prevent the Company from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA. Judge Schroeder denied the motion for a preliminary injunction in May 2025. In May 2025, the Company filed a motion to dismiss or, in the alternative, stay or transfer the lawsuit. Briefing on the motion to dismiss or, in the alternative, stay or transfer the lawsuit is complete and the motion remains pending. A hearing on the motion has been scheduled for November 2025.

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

In the trade secret litigation, United Therapeutics is seeking injunctive relief that may require YUTREPIA to be removed from the market and monetary damages. We intend to continue to vigorously defend ourselves against the claims made in this litigation. However, due to the uncertainty inherent in any litigation, we cannot guarantee that an outcome adverse to us will not result or whether an adverse outcome would require YUTREPIA to be removed from the market. Any litigation of this nature could involve substantial cost, and an adverse outcome could have a material adverse effect on the Company’s ability to continue selling YUTREPIA and result in substantial monetary damages. We currently are not able to reasonably estimate a range of potential outcomes and losses due to the number of variables that may affect the outcome of the damages trial and any potential appeals, including the range of potential remedies, potential damages amounts sought, the strength of our defenses, the variety of potential legal and factual determinations yet to be made by the court, and the inherent unpredictability of any outcome associated with these issues.

Breach of Contract Litigation

In May 2024, United Therapeutics filed a second complaint in the Superior Court in Durham County, North Carolina, against the Former Employee, alleging that he breached prior employment agreements with United Therapeutics by failing to assign to United Therapeutics his interest in patents obtained by the Company that allegedly relied upon or benefitted from certain inventions, discoveries, materials, authorship, derivatives and results developed by the Former Employee while he was employed by United Therapeutics. The Company was also named as a defendant in this new lawsuit. As part of the lawsuit, United Therapeutics alleges that the Former Employee misappropriated certain intellectual property of United Therapeutics which led to the development of YUTREPIA. The complaint also seeks declaratory judgement such that all right, title and interest in and to any patentable or unpatentable inventions, discoveries, and ideas made or conceived by the Former Employee while employed by the Company should be assigned and transferred to United Therapeutics because they involved the use of United Therapeutics’ confidential information. In July 2024, the Company filed a motion to dismiss all claims. The motion to dismiss was denied in May 2025. The Company appealed the denial of the motion to dismiss. Briefing in the appeal is in process.

‘494 Patent Litigation

On April 21, 2025, the Company filed a complaint for patent infringement against United Therapeutics in the U.S. District Court for the Middle District of North Carolina (Case No. 1:25-cv-00299) (the “’494 Patent Litigation”), asserting infringement by United Therapeutics of U.S. Patent No. 10,898,494, entitled “Dry Powder Treprostinil for the Treatment of Pulmonary Hypertension” (the “‘494 Patent”) with respect to its Tyvaso DPI product. In June 2025, United Therapeutics filed a motion to dismiss or stay the lawsuit. Briefing on the motion to dismiss or stay the lawsuit is complete and the motion remains pending. A hearing on the motion has been scheduled for November 2025.

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

In September 2021, United Therapeutics filed a motion for summary judgment with respect to all of the claims brought by Sandoz and Liquidia PAH against United Therapeutics. At the same time, Sandoz filed a motion for summary judgment with respect to the breach of contract claim. In March 2022, the Court issued an order granting partial summary judgment to United Therapeutics with respect to the antitrust and unfair competition claims, denying summary judgment to United Therapeutics with respect to the breach of contract claim, and granting partial summary judgment to Sandoz with respect to the breach of contract claim. A trial to determine the amount of damages due from United Therapeutics to Sandoz with respect to the breach of contract claim was held from late April to early May 2024. In November 2024, the Court entered a judgment in the amount of $70.6 million. United Therapeutics, Sandoz and Liquidia PAH have all appealed the Court’s decision to the United States Court of Appeals for the Third Circuit. Briefing on the appeal is complete and oral argument has been scheduled for November 2025.

Under the Promotion Agreement, all proceeds from the litigation will be divided evenly between Sandoz and Liquidia PAH. Under the litigation finance agreements that Liquidia PAH has entered into with Henderson and PBM, any net proceeds received by Liquidia PAH with respect to the RareGen Litigation will be divided between Henderson and PBM.

14. Segment Information

We operate as a single business segment focused on revolutionizing care for patients with challenging respiratory and vascular diseases such as PAH and PH-ILD. The determination of a single business segment is consistent with the consolidated financial information regularly reviewed by our Chief Executive Officer, the chief operating decision maker (“CODM”), in assessing segment performance and deciding how to allocate resources on a consolidated basis. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

The CODM measures segment profit and loss by net loss as reported in the consolidated income statements. The CODM uses net loss to monitor budget and forecast versus actual results to assess segment performance and to allocate resources across the organization. The measure of segment assets is reported on the consolidated balance sheet as total assets.

The following table summarizes segment revenue, segment loss, and significant segment expenses regularly reported to the CODM during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product sales, net	$51,669	$—	$58,186	$—
Service revenue, net	2,673	4,448	8,113	11,079
Total revenue	54,342	4,448	66,299	11,079
Cost of product sales	2,295	—	2,500	—
Cost of service revenue	878	1,565	3,687	4,525
Program expenses (1)
YUTREPIA	15,487	7,972	39,906	18,994
L606	3,199	1,693	9,260	4,928
Generic Treprostinil	21	152	297	596
Total program expenses	18,707	9,817	49,463	24,518
Non-program expenses (2)	6,705	5,218	16,310	19,303
Personnel, including stock-based compensation	23,990	17,037	65,502	47,920
Income (loss) from operations	1,767	(29,189)	(71,163)	(85,187)
Other income (expense), net	(5,300)	(1,841)	(12,316)	(4,594)
Net loss	$(3,533)	$(31,030)	$(83,479)	$(89,781)
(1)	Includes external research and development and selling, general and administrative expenses
(2)	Includes professional service fees, facilities & infrastructure expenses, insurance, depreciation & amortization, and other corporate expenses

15. Subsequent Event

On October 27, 2025, we entered into an exclusive licensing agreement (the “ Vectura License Agreement”) with Vectura Limited, which provided for, among other things, (i) the exclusive right for us to develop, manufacture and commercialize for use in the United States (the “Territory”) products containing treprostinil, including L606, administered via Vectura’s nebulizer device (the “Vectura Device”) for treatment in the field of hypertension and interstitial lung diseases, including PAH and PH-ILD and (ii) that Vectura shall be responsible for manufacturing and supplying us with clinical and commercial supplies of the Vectura Device. Under the Vectura License Agreement, we will pay Vectura (i) an upfront payment of $2.0 million, (ii) certain development milestone payments of up to $12.0 million; (iii) certain sales milestone payments of up to $92.5 million tied to commercial sales in the Territory and (iv) royalty payments with royalty rates ranging in the middle single digits tied to commercial sales in the Territory. The Vectura License Agreement also provides us with rights of first negotiation to add additional territories and indications during the term thereof.

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

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, results of operations, and cash flows. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024. This discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (except for Part II, Item 8. “Financial Statements and Supplementary Data,” which have been revised in Exhibit 99.1 to our Current Report on Form 8-K filed on May 8, 2025), which includes detailed discussions of various items impacting our business, results of operations and financial condition.

Overview

We are a biopharmaceutical company driven by science and compassion to revolutionize care for patients with challenging respiratory and vascular diseases such as pulmonary arterial hypertension (“PAH”) and pulmonary hypertension associated with interstitial lung disease (“PH-ILD”). We operate through our wholly owned operating subsidiaries, Liquidia Technologies, Inc. and Liquidia PAH, LLC, formerly known as RareGen.

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

YUTREPIA is an inhaled dry powder formulation of treprostinil designed with our proprietary PRINT® technology, a particle engineering platform, which enables precise production of uniform drug particles designed to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low effort dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labeled doses of currently marketed inhaled treprostinil therapies. YUTREPIA was approved by the U.S. Food and Drug Administration (“FDA”) on May 23, 2025 for the treatment of both PAH and PH-ILD, and began commercialization on June 2, 2025.

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

We also conduct research, development and manufacturing of novel products by applying our subject matter expertise in respiratory and vascular diseases. For example, we are currently developing L606, an investigational, liposomal formulation of treprostinil, which we licensed from Pharmosa Biopharm Inc. (“Pharmosa”), that is administered twice-daily with a short-duration next-generation nebulizer. L606 is currently being evaluated in an open-label study in the United States for treatment of PAH and PH-ILD with a planned pivotal study for the treatment of PH-ILD.

Since inception, we have incurred significant operating losses. Our net loss was $83.5 million for the nine months ended September 30, 2025 and $128.3 million and $78.5 million for the years ended December 31, 2024 and 2023, respectively. As of September 30, 2025, we had an accumulated deficit of $640.9 million. We expect to incur significant expenses for the foreseeable future as we continue commercialization of YUTREPIA and advance our product candidates through clinical trials, seek regulatory approval of such product candidates and pursue commercialization of any such approved product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. It is uncertain whether we will be able to generate sustained revenue from YUTREPIA sales and, even if our development efforts are successful with other product candidates, whether and when, if ever, we will realize sustained revenue from sales of such additional product candidates. Additionally, our HCR Agreement contains fixed quarterly payments and minimum cash covenants that require us to maintain cash and cash equivalents in an amount at least equal to $15.0 million for the remainder of the payment term, which based on amounts funded as of September 30, 2025, is expected to conclude in 2033.

Our future funding requirements will be heavily determined by whether we are able to successfully maintain FDA approval for and commercialize YUTREPIA and the resources needed to support further development of our products and product candidates. Based on current operating plans and excluding any additional external financing, we will have sufficient cash and cash equivalents to fund operating expenses and capital requirements and meet our minimum cash covenants beyond one year from the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could be limited in our ability to continue to commercialize YUTREPIA and/or we could utilize our available capital resources sooner than we currently expect, which would have a material impact on our operations.

Recent Event

On October 27, 2025, we entered into an exclusive licensing agreement (the “ Vectura License Agreement”) with Vectura Limited, which provided for, among other things, (i) the exclusive right for us to develop, manufacture and commercialize for use in the United States (the “Territory”) products containing treprostinil, including L606, administered via Vectura’s nebulizer device (the “Vectura Device”) for treatment in the field of hypertension and interstitial lung diseases, including PAH and PH-ILD and (ii) that Vectura shall be responsible for manufacturing and supplying us with clinical and commercial supplies of the Vectura Device.

Under the Vectura License Agreement, we will pay Vectura (i) an upfront payment of $2.0 million, (ii) certain development milestone payments of up to $12.0 million; (iii) certain sales milestone payments of up to $92.5 million tied to commercial sales in the Territory and (iv) royalty payments with royalty rates ranging in the middle single digits tied to commercial sales in the Territory. The Vectura License Agreement also provides us with rights of first negotiation to add additional territories and indications during the term thereof.

Components of Consolidated Statements of Operations

Product Sales, Net

We began generating revenue from the sales of YUTREPIA in June 2025, following the FDA approval on May 23, 2025, for the treatment of PAH and PH-ILD. Revenues from product sales are recognized net of variable consideration due to rebates, chargebacks, trade discounts and allowances, sales returns, and other incentives. Provisions for estimated reductions to revenue are provided for in the same period the related sales are recorded and are based on contractual terms, actual utilization data, forecasted payor mix, total prescriptions and industry data. We expect product sales to increase if we are able to maintain FDA approval for YUTREPIA and gain market share.

Service Revenue, Net

We primarily generate service revenue pursuant to the Promotion Agreement, under which we receive a 50% share in the profit derived from the sale of Treprostinil Injection in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. To administer Treprostinil Injection through subcutaneous injection, patients currently must use the CADD-MS 3 infusion pump manufactured by ICU Medical. ICU Medical no longer manufactures or supports the CADD-MS 3 infusion pump. Although we believe that the number of available CADD-MS 3 infusion pumps will be sufficient to serve patients through at least the end of 2026, it is possible that the availability of CADD-MS 3 infusion pumps could end earlier. Due to this limitation in the availability of pumps, specialty pharmacies will limit the number of patients that they place on subcutaneous Treprostinil Injection therapy in order to ensure that patients placed on subcutaneous administration of Treprostinil Injection will not have to discontinue such treatment due to the unavailability of CADD-MS infusion pumps. Until we are able to obtain a pump to replace the CADD-MS 3 infusion pump, if ever, the number of patients that can receive subcutaneous administration of Treprostinil Injection will continue to be constrained. Revenue will continue to be impacted unless and until alternative pumps are available.

Cost of Product Sales

Cost of product sales includes direct and indirect costs related to the manufacturing of inventory products sold, including third-party manufacturing costs, packaging services, freight, storage costs, allocation of overhead costs of employees involved with manufacturing and net sales-based royalty expense. We expect to use inventory previously expensed to research and development within the next three months, and accordingly, we expect our cost of product sales of YUTREPIA to increase as a percentage of product sales in future periods as we produce and sell inventory that reflects the full cost of manufacturing YUTREPIA.

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

Research and Development Expenses

Research and development expenses are incurred in connection with the development of our products and product candidates. We expense research and development costs as incurred. These expenses include employee-related expenses and stock-based compensation for personnel in research and development functions as well as regulatory costs, third-party costs related to conducting clinical trials, such as expenses incurred under agreements with contract research organizations and the cost of clinical trial materials. Research and development expenses also include costs of acquired product licenses and related technology rights where there is no alternative future use.

We expect our research and development expenses to increase related to planned clinical trials and development of L606, however, levels of research and development spending are inherently uncertain and highly dependent upon the progression of projects and may vary. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials and the terms and timing of regulatory approvals.

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

Results of Operations

Three and Nine Months Ended September 30, 2025 compared with the Three and Nine Months Ended September 30, 2024

The following table summarizes the results of our operations for the three and nine months ended September 30, 2025 and 2024, together with the changes in those items in dollars and as a percentage (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2025	2024	Change	Change	2025	2024	Change	Change
Revenues:
Product sales, net	$51,669	$—	$51,669	* %	$58,186	$—	$58,186	* %
Service revenue, net	2,673	4,448	(1,775)	(40)%	8,113	11,079	(2,966)	(27)%
Total revenue	54,342	4,448	49,894	1,122%	66,299	11,079	55,220	498%
Costs and expenses:
Cost of product sales	2,295	—	2,295	* %	2,500	—	2,500	* %
Cost of service revenue	878	1,565	(687)	(44)%	3,687	4,525	(838)	(19)%
Research and development	9,346	11,890	(2,544)	(21)%	22,333	31,367	(9,034)	(29)%
Selling, general and administrative	40,056	20,182	19,874	98%	108,942	60,374	48,568	80%
Total costs and expenses	52,575	33,637	18,938	56%	137,462	96,266	41,196	43%
Income (loss) from operations	1,767	(29,189)	30,956	(106)%	(71,163)	(85,187)	14,024	(16)%
Other income (expense):
Interest income	1,645	1,815	(170)	(9)%	4,957	5,550	(593)	(11)%
Interest expense	(6,945)	(3,656)	(3,289)	90%	(17,273)	(10,144)	(7,129)	70%
Total other expense, net	(5,300)	(1,841)	(3,459)	188%	(12,316)	(4,594)	(7,722)	168%
Net loss and comprehensive loss	$(3,533)	$(31,030)	$27,497	(89)%	$(83,479)	$(89,781)	$6,302	(7)%

Product Sales, Net

Product sales, net, were $51.7 million and $58.2 million for the three and nine months ended September 30, 2025, respectively. We began shipping YUTREPIA to our customers in the United States in June 2025, following receipt of full FDA approval for YUTREPIA on May 23, 2025. We did not recognize any revenue from product sales during 2024.

Service Revenue, Net

Service revenue, net, was $2.7 million for the three months ended September 30, 2025, compared to $4.4 million for the three months ended September 30, 2024. Service revenue, net was related primarily to the Promotion Agreement. The decrease of $1.7 million was primarily due to lower sales volumes in the current quarter.

Service revenue, net, was $8.1 million for the nine months ended September 30, 2025, compared to $11.1 million for the nine months ended September 30, 2024. Service revenue, net was related primarily to the Promotion Agreement. The decrease of $3.0 million was primarily due to lower sales volumes in the current year.

Cost of Product Sales

Cost of product sales was $2.3 million and $2.5 million for the three and nine months ended September 30, 2025, respectively. Cost of products sales is related to sales of YUTREPIA. We did not record any cost of product sales during 2024.

Cost of Service Revenue

Cost of service revenue was $0.9 million for the three months ended September 30, 2025, compared to $1.6 million for the three months ended September 30, 2024 and $3.7 million for the nine months ended September 30, 2025, compared to $4.5 million for the nine months ended September 30, 2024. The decrease from 2024 to 2025 reflects a lower of allocation of the cost of our commercial field force to Treprostinil Injection resulting from the commercial launch of YUTREPIA in the second quarter of 2025.

Research and Development Expenses

Research and development expenses were $9.3 million for the three months ended September 30, 2025, compared to $11.9 million for the three months ended September 30, 2024. The decrease of $2.6 million or 21% was due primarily to a $3.2 million decrease in personnel expenses (including stock-based compensation) due to a shift from activities related to research and development to the commercialization of YUTREPIA and a $0.8 million decrease in facilities and infrastructure expenses. These decreases were offset by a $1.5 million increase in clinical expenses for our L606 program, primarily related to our planned global pivotal study for the treatment of PH-ILD.

Research and development expenses were $22.3 million for the nine months ended September 30, 2025, compared to $31.4 million for the nine months ended September 30, 2024. The decrease of $9.1 million or 29% was due primarily to a $9.4 million decrease in personnel expenses (including stock-based compensation) due to a shift from activities related to research and development to the commercialization of YUTREPIA, a $2.0 million decrease in facilities and infrastructure expenses, and a $1.3 million decrease in expenses related to our YUTREPIA research and development activities. These decreases were offset by a $4.3 million increase in clinical expenses for our L606 program, primarily related to our planned global pivotal study for the treatment of PH-ILD.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses were $40.1 million for the three months ended September 30, 2025, compared to $20.2 million for the three months ended September 30, 2024. The increase of $19.9 million or 98% was primarily due to a $10.2 million increase in personnel expenses (including stock-based compensation) driven by higher headcount and a shift from activities related to research and development to the commercialization of YUTREPIA, a $6.3 million increase in commercial and consulting expenses to support the commercialization of YUTREPIA, a $1.3 million increase in legal fees related to our ongoing YUTREPIA-related litigation, and a $1.3 million increase in facilities and infrastructure expenses.

Selling, general and administrative expenses were $108.9 million for the nine months ended September 30, 2025, compared to $60.4 million for the nine months ended September 30, 2024. The increase of $48.5 million or 80% was primarily due to a $27.2 million increase in personnel expenses (including stock-based compensation) driven by higher headcount and a shift from activities related to research and development to the commercialization of YUTREPIA, a $7.7 million increase in legal fees related to our ongoing YUTREPIA-related litigation, a $7.3 million increase in commercial and consulting expenses to support the commercialization of YUTREPIA, and a $3.2 million increase in facilities and infrastructure expenses.

Other Income (Expense)

Total other expense, net was $5.3 million for the three months ended September 30, 2025, compared with $1.8 million for the three months ended September 30, 2024. The increase of $3.5 million was primarily attributable to the higher borrowings under the HCR Agreement.

Total other expense, net was $12.3 million for the nine months ended September 30, 2025, compared with $4.6 million for the nine months ended September 30, 2024. The increase of $7.7 million was primarily attributable to the higher borrowings under the HCR Agreement.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, the issuance of convertible notes, and other long-term debt. Our principal uses of cash have been for working capital requirements and capital expenditures. As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $157.5 million and $176.5 million, respectively. As of September 30, 2025, we had stockholders’ equity of $22.1 million and an accumulated deficit of $640.9 million.

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

Future Funding Requirements

Until such time as we can generate sustained revenues from the sale of YUTREPIA we anticipate we will incur negative cash flows from operations. We plan to focus in the near-term on the commercialization of YUTREPIA, continuing promotion of Treprostinil Injection, investing in research and development efforts for our YUTREPIA and L606 programs, and expanding our corporate infrastructure. We may not be able to complete the development and initiate commercialization of these programs if, among other things, our clinical trials are not successful or if the FDA does not approve our product candidates when we expect, or at all, or if the FDA withdraws approval of any of our products that have received approval, including YUTREPIA.

Our primary uses of capital are, and we expect will continue to be, compensation and related personnel expenses, clinical costs, manufacturing process development costs, external research and development services, laboratory and related supplies, regulatory expenses, legal costs, administrative and overhead costs and repayments under the HCR Agreement. We also expect to continue to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution as we commercialize YUTREPIA.

We believe we will have sufficient cash and cash equivalents to meet our financial obligations and minimum cash covenants for at least the next twelve months. While we have included anticipated cash inflows from YUTREPIA product sales in our projections, we may not be able to generate sustained revenue from YUTREPIA and the resources needed to support development of L606 may not be accurate. We have based our estimates on assumptions that may prove to be wrong, and we could be limited in our ability to continue to commercialize YUTREPIA and/or use our available capital resources sooner than we currently expect. In the event revenues from YUTREPIA are insufficient to support our business operations and future capital needs, we expect that we would need further financing or we could be forced to delay, limit, reduce or terminate clinical studies or other ongoing activities, which could have a material adverse effect on our business, results of operations, and financial condition.

There are numerous risks and uncertainties associated with research, development and commercialization of pharmaceuticals and our future funding requirements will depend on many factors, including:

●	our ability to successfully commercialize YUTREPIA;
●	whether we are able to maintain FDA approval for YUTREPIA for one or both of PAH and PH-ILD and avoid injunctive relief that would limit our ability to sell YUTREPIA for one or both indications;
●	the number and characteristics of the product candidates or new indications for approved products we pursue;
●	the scope, progress, results and costs of researching and developing our products and product candidates, and conducting preclinical studies and clinical trials, including clinical trials to support new indications for our approved products;
●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates or new indications for our approved products and our ability to maintain any such approvals;
●	our ability to manufacture sufficient volumes of products to meet market demand;
●	the cost of manufacturing our product candidates and any product we successfully commercialize, including costs necessary to increase our manufacturing capacity to meet demand;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
●	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future products and product candidates, if any.

See “Risk Factors” for additional risks associated with our substantial capital requirements.

Cash Flows

The following table summarizes our sources and uses of cash, cash equivalents, and restricted cash:

	Nine Months Ended
	September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(79,930)	$(72,609)
Investing activities	(2,298)	(3,661)
Financing activities	66,749	196,959
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(15,479)	$120,689

Operating Activities

Net cash used in operating activities increased $7.3 million to $79.9 million for the nine months ended September 30, 2025 compared to $72.6 million for the nine months ended September 30, 2024. The increase was primarily due to unfavorable working capital changes of $28.6 million offset by $21.3 million lower net loss adjusted for non-cash items.

Investing Activities

Net cash used in investing activities was $2.3 million for the nine months ended September 30, 2025 compared to $3.7 million for the nine months ended September 30, 2024 and related to property, plant and equipment purchases.

Financing activities

Net cash provided by financing activities was $66.7 million during the nine months ended September 30, 2025, compared to $197.0 million during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we received $75.0 million net proceeds from the HCR Agreement and $3.9 million from the issuance of common stock under stock incentive plans. These inflows were offset by $13.0 million in payments under the HCR Agreement. During the nine months ended September 30, 2024, we received $138.9 million net proceeds from the sale of common stock primarily relating to the 2024 Offering and 2024 Private Placement, $57.5 million net proceeds from the HCR Agreement, and $2.9 million from the issuance of common stock under stock incentive plans. These inflows were offset by $2.7 million in payments under the HCR Agreement.

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

As of September 30, 2025, we have non-cancelable commitments for product manufacturing and supply costs of approximately $27.0 million.

Lease Obligations

We are party to two non-cancelable operating leases for laboratory, manufacturing, and office space. These leases expire on December 31, 2031, with an option to extend for an additional period of five years with appropriate notice, and on November 1, 2036, with the option to extend for two additional periods of five years each with appropriate notice. Minimum operating lease payments under these leases are $0.3 million in the remaining three months of 2025, $2.0 million in 2026, $4.8 million in 2027, $5.0 million in 2028, $5.1 million in 2029, and $29.6 million thereafter.

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2025, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following is a summary of the principal risk factors described in this section:

●	We are primarily dependent on the success of YUTREPIA, for which we recently received FDA approval for the treatment of PAH and PH-ILD, and L606, and these products and product candidates may fail to receive or to maintain final marketing approval (in a timely manner or at all) for some or all of the indications for which we have received or are seeking approval or may not be commercialized successfully.
●	United Therapeutics has initiated multiple lawsuits against us in which it has claimed that YUTREPIA is infringing its patents and two separate lawsuits against us that we and a former United Therapeutics employee, who later joined us as an employee, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices and that United Therapeutics is entitled to an ownership interest in a portion of our intellectual property. In several of these proceedings, United Therapeutics is seeking injunctive relief that would require YUTREPIA to be withdrawn from the market. These lawsuits, and other lawsuits that United Therapeutics may file in the future, may result in our company being unable to maintain FDA approval for YUTREPIA in PAH and/or PH-ILD or require us to stop selling

YUTREPIA for one or both such indications, result in substantial damage claims against us if we are found to infringe any patents or to have misappropriated trade secrets, or result in United Therapeutics owning an interest in a portion of our intellectual property.
●	We may be unable to manufacture sufficient quantities of our products to meet commercial demand.
●	We face significant competition from large pharmaceutical companies, among others, in developing and commercializing our products and product candidates, and our operating results will suffer if we are unable to compete effectively, including if one or more such products have a superior product profile to YUTREPIA and/or L606.
●	We expect to incur significant expenses for the foreseeable future as we commercialize YUTREPIA and advance YUTREPIA and our other product candidates through clinical trials, seek regulatory approval and pursue commercialization of any new indications for YUTREPIA and any approved product candidates. The future viability of our company will depend on our ability to fund future operations and capital requirements with revenue from YUTREPIA and, if necessary, additional capital from external financing.
●	We have a history of losses and our future profitability remains uncertain.
●	Our preclinical studies and clinical trials, including clinical trials to support new indications for YUTREPIA and our planned pivotal clinical trial of L606, may not be successful and delays in such preclinical studies or clinical trials may cause our costs to increase and significantly impair our ability to commercialize our product candidates. Results of previous clinical trials or interim results of ongoing clinical trials may not be predictive of future results.
●	Liquidia PAH does not hold the FDA regulatory approval for Treprostinil Injection and is dependent on Sandoz to manufacture and supply Treprostinil Injection in compliance with FDA requirements, and is more broadly dependent on their FDA and healthcare compliance relative to Treprostinil Injection.
●	Medical devices, which we do not control, are necessary for the administration of YUTREPIA, L606 and Treprostinil Injection.
●	Sales of Treprostinil Injection are dependent on market acceptance of generic treprostinil for parenteral administration and the medical devices used for administration of Treprostinil Injection, including the ICU Medical infusion pumps, any future pumps that we develop, and the RG Cartridge, by patients, health care providers and by third-party payors, while interactions with these persons and entities are subject to compliance requirements. The commercial success of Treprostinil Injection may also be impacted by increasing generic competition which may result in declining prices for Treprostinil Injection.
●	In the event revenues from YUTREPIA are insufficient to support our future capital needs, we expect that we would need further financing for our existing business and future growth, which may not be available on acceptable terms, if at all. Failure to obtain funding, if needed, on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product commercialization and development efforts or other operations. The failure to obtain further financing may also prevent us from capitalizing on other potential product candidates or indications which may be more profitable than YUTREPIA and/or L606 or for which there may be a greater likelihood of success.
●	Our financing facility with HealthCare Royalty Partners IV, L.P. (“HCR”) contains operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in HCR taking possession and disposing of any collateral.
●	Our products may not achieve market acceptance or third-party payor coverage.
●	L606 is based on proprietary, novel technology, which has not been used to manufacture any products that have been previously approved by the FDA, making it difficult to predict the time and cost of development and of subsequently obtaining final regulatory approval.
●	Our operations are concentrated in Morrisville, North Carolina and interruptions affecting us or our suppliers due to natural or man-made disasters or other unforeseen events could materially and adversely affect our operations and result in losses that may not be covered by insurance.
●	We may not be able to build or maintain a commercial operation, including establishing and maintaining marketing and sales capabilities or entering into agreements with third parties to market and sell our drug products.

●	We depend on third parties for clinical and commercial supplies, including single suppliers for the active ingredient, the device, encapsulation and packaging of YUTREPIA and single suppliers for the drug product and device for L606. In the event of any disruption in these supplies, our ability to develop and commercialize, and the timeline for commercialization of, YUTREPIA and/or L606 may be adversely affected.
●	We rely on third parties to conduct our preclinical studies and clinical trials.
●	We may become involved in litigation to protect our intellectual property, to enforce our intellectual property rights or to defend against claims of intellectual property infringement by third parties, which could be expensive, time-consuming and may not be successful.
●	We depend on skilled labor, and our business and prospects may be adversely affected if we lose the services of our skilled personnel, including those in senior management, or are unable to attract new skilled personnel.
●	We expect that the market price of our common stock may be volatile, and you may lose all or part of your investment.
●	As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the trading price of our shares.

Risks Related to our Financial Position and Need for Additional Capital

We expect to incur significant expenses and may incur operating losses for the foreseeable future as we commercialize YUTREPIA and advance YUTREPIA and our other product candidates through clinical trials, seek regulatory approval and pursue commercialization of new indications for YUTREPIA and any approved product candidates. The future viability of our company will depend on our ability to fund future operations and capital requirements with revenue from YUTREPIA and, if necessary, additional capital from external financing.

We are subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to secure additional capital to fund operations. We expect to incur significant expenses for the foreseeable future as we commercialize YUTREPIA and advance YUTREPIA and our other product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. Our ability to generate sustained revenue will be adversely affected if we are unable to maintain FDA approval for and successfully commercialize YUTREPIA or obtain marketing approval for and successfully commercialize one or more of our other product candidates. United Therapeutics is seeking injunctive relief that would require us to remove YUTREPIA from the market or remove one or both of PAH and PH-ILD from its label, which would limit our ability to commercialize YUTREPIA, if we are able to do so at all. Even with marketing approval for YUTREPIA and any of our other product candidates, we would incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. It is uncertain when, if ever, we will be able to generate sustained revenue from product sales. The future viability of our company will depend on our ability to fund future operations and capital requirements with revenue from YUTREPIA and, if necessary, additional capital from external financing. We may seek additional funding through public or private financings, debt financing or collaboration. Our inability to obtain funding, if and when needed, would have a negative impact on our financial condition and ability to pursue our business strategies.

We have a history of losses and our future profitability remains uncertain.

We have incurred net losses of $83.5 million during the nine months ended September 30, 2025, and $128.3 million and $78.5 million during the years ended December 31, 2024 and 2023, respectively. We also had negative operating cash flows for each of these periods. As of September 30, 2025, we had an accumulated deficit of $640.9 million.

Since our incorporation, we have invested heavily in the development of our products and product candidates and technologies, as well as in recruiting management and scientific personnel. We have only recently started commercialization of YUTREPIA and most of our revenue prior to commercialization of YUTREPIA was derived from up-front fees and milestone payments made to us in connection with licensing and collaboration arrangements we have entered into and the Promotion Agreement, under which we share in the profit derived from the sale of Treprostinil Injection in the United States. These up-front fees and milestone payments have been, and combined with revenue generated from YUTREPIA and Treprostinil Injection may continue to be, insufficient to match our operating expenses, particularly if United Therapeutics is successful in obtaining injunctive relief that would limit our ability to commercialize YUTREPIA, if we are able to do so at all. We expect to continue to devote substantial financial and other resources to the commercialization of YUTREPIA and further clinical development of YUTREPIA and our other product candidates and, as a result, must generate sustained revenue to achieve and maintain profitability. We may continue to incur losses and negative cash flow and we may require additional funding to continue our operations and maintain compliance with debt covenants, and could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect our business prospects, or potentially force us to cease operations.

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

We may need to raise additional funds to meet our future funding requirements for commercialization and further clinical development of YUTREPIA and continued research, development and commercialization of our product candidates and technology. Our future funding requirements will be heavily determined by the success of commercialization of YUTREPIA and the resources needed to support development of new indications for YUTREPIA and of our other product candidates. United Therapeutics is seeking injunctive relief that would require us to remove YUTREPIA from the market or remove one or both of PAH and PH-ILD from its label, which would limit our ability to commercialize YUTREPIA, if we are able to do so at all. In the event that funds generated from our operations are insufficient to fund our future growth, we may raise additional funds through the issuance of equity or debt securities or by borrowing from banks or other financial institutions. We cannot assure you that we will be able to obtain such additional financing on terms that are acceptable to us, or at all. Global and local economic conditions could negatively affect our ability to raise funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing, even if obtained, may be accompanied by restrictive covenants that may, among others, limit our ability to pay dividends or require us to seek consent for payment of dividends, or restrict our freedom to operate our business by requiring consent for certain actions.

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

We are using the net proceeds of our financing facility with HCR, our September 2024 public equity offering, the September 2024 Private Placement, the January 2024 Private Placement and prior public and private equity offerings to support the development and commercialization of YUTREPIA, the commercialization of Treprostinil Injection, the development and servicing of pumps for the administration of Treprostinil Injection, the development of L606, and for general corporate purposes. Our management has broad discretion in the application of such proceeds and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish cash flows available to service our obligations to HCR, cause the value of our equity to decline and delay the development of our products and product candidates. Pending their use, we may invest such proceeds in short-term, investment-grade, interest-bearing securities, which may not yield favorable returns.

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

We are a biopharmaceutical company with only one approved product that was only recently approved by the FDA, which may make it difficult for you to evaluate our business, financial condition and prospects.

We are a biopharmaceutical company with only one approved product, which was approved by the FDA in May 2025 and began commercialization in June 2025. Accordingly, we have no history of commercial operations upon which you can evaluate our prospects other than the initial commercialization activities we have undertaken with respect to YUTREPIA and the activities we have undertaken with respect to the Promotion Agreement with Sandoz. Drug product development and commercialization involves a substantial degree of uncertainty. Until June 2025, our operations had been limited to engaging in promotional and nonpromotional activities under the Promotion Agreement with Sandoz, developing our PRINT technology, undertaking preclinical studies and clinical trials for our product candidates and collaborating with pharmaceutical companies, including GSK, to expand the applications for our PRINT technology through licensing as well as joint product development arrangements. Having only recently obtained final marketing approval for YUTREPIA, our first approved product, we may not be able to generate sustained revenue from our own pharmaceutical products or successfully overcome the risks and uncertainties frequently encountered by companies undertaking drug product development and commercialization. Consequently, your ability to assess our business, financial condition and prospects may be significantly limited. Further, the net revenue and net losses that we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Other unanticipated costs may also arise in connection with the development of our products and product candidates and commercialization of YUTREPIA.

Liquidia PAH does not hold the FDA regulatory approval for Treprostinil Injection and is dependent on Sandoz to manufacture and supply Treprostinil Injection in compliance with FDA requirements, and is more broadly dependent on their FDA and healthcare compliance relative to Treprostinil Injection.

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

We will require nebulizers in order to conduct clinical trials for L606. Failure by us or third parties to successfully supply nebulizers in sufficient quantities to meet the needs of our planned clinical trial could delay completion of the clinical trial or negatively impact the results of the clinical trial. In addition, the nebulizers we use in the clinical trials for L606 may not be the same as the nebulizers that will be included in our NDA for L606. Accordingly, our ability to seek and obtain final approval L606 will depend on our and our suppliers’ ability to timely and successfully identify and develop nebulizers that are suitable for commercialization of L606. If our partners are unable to timely and successfully identify and develop nebulizers that are suitable for the commercialization of L606, we may be required to seek out new nebulizers for use with L606. In any event, we may also be required to conduct bridging studies to demonstrate the comparability of any such nebulizer for which we may seek approval and the nebulizers that were used in the clinical studies for L606. If we are unable to demonstrate comparability, we may be required to perform new clinical studies to re-evaluate the safety and efficacy of L606 with such new nebulizers.

In addition, to administer Treprostinil Injection through subcutaneous injection, patients currently must use the CADD-MS 3 infusion pump manufactured by ICU Medical. ICU Medical no longer manufactures or supports the CADD-MS 3 infusion pump. Although we believe that the number of available CADD-MS 3 infusion pumps will be sufficient to serve patients through at least the end of 2026, it is possible that the availability of CADD-MS 3 infusion pumps could end earlier. Due to this limitation in the availability of pumps, specialty pharmacies will limit the number of patients that they place on subcutaneous Treprostinil Injection therapy in order to ensure that patients placed on subcutaneous administration of Treprostinil Injection will not have to discontinue such treatment due to the unavailability of CADD-MS3 infusion pumps. Until we are able to obtain a pump to replace the CADD-MS 3 infusion pump, if ever, the number of patients that can receive subcutaneous administration of Treprostinil Injection will continue to be constrained, which would continue to adversely affect sales of Treprostinil Injection.

We are seeking to work with third parties to develop or procure other pumps that can be used to administer Treprostinil Injection in the future. Such pumps will require FDA 510(k) clearance before they can be sold. We or our partners may not receive FDA 510(k) clearance for any such pumps or, even if we or they receive FDA 510(k) clearance for any such pumps, that such clearance would be received in a timely manner. If we are unable to identify, develop and obtain any required FDA clearance for new pumps for the subcutaneous administration of Treprostinil Injection prior to the unavailability of the CADD-MS 3 infusion pump, we may no longer be able to serve patients with Treprostinil Injection through the subcutaneous route of administration.

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

In addition, in May 2025, United Therapeutics filed a complaint for patent infringement against the Company in the U.S. District Court for the Middle District of North Carolina (Case No. 1:25CV368) (the “‘782 Patent Litigation”), asserting infringement by the Company of U.S. Patent No. 11,357,782, entitled “Treprostinil By Inhalation” (the “‘782 Patent”). In February 2024, United Therapeutics also filed a motion seeking a preliminary injunction to prevent the Company from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA. Judge Schroeder denied the motion for a preliminary injunction in May 2025. In the event United Therapeutics ultimately prevails in the ‘782 Patent Litigation, Liquidia could be enjoined from commercializing YUTREPIA in one or more indications or could be liable for damages. If an injunction is granted, we may be required to immediately cease all commercial activities related to YUTREPIA, which would have a material adverse effect on our business.

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

In May 2024, United Therapeutics filed a second complaint in the Superior Court in Durham County, North Carolina, against the Former Employee, alleging that he breached prior employment agreements with United Therapeutics by failing to assign to United Therapeutics his interest in patents obtained by us that relied upon or benefitted from certain inventions, discoveries, materials, authorship, derivatives and results developed by the Former Employee while he was employed by United Therapeutics. We were also named as a defendant in this new lawsuit. As part of the lawsuit, United Therapeutics alleges that the Former Employee misappropriated certain intellectual property of United Therapeutics which led to the development of YUTREPIA. The complaint also seeks declaratory judgement such that all right, title and interest in and to any patentable or unpatentable inventions, discoveries, and ideas made or conceived by the Former Employee while employed by us should be assigned and transferred to United Therapeutics because they allegedly involved the use of United Therapeutics’ confidential information. In July 2024, we filed a motion to dismiss all claims. The motion was denied in May 2025. The Company is appealing the denial of the motion to dismiss. If United Therapeutics prevails with respect to its breach of contract claims, we could be required to assign an interest in certain of our intellectual property, including our ‘494 patent, to United Therapeutics, in which case we would not be able to prevent United Therapeutics from practicing our proprietary methods.

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

Any new drug product that competes with a prior approved drug product must demonstrate advantages in safety, efficacy, tolerability or convenience in order to overcome price competition and to be commercially successful. YUTREPIA faces, and our product candidates if approved will face, competition from drug products that are already on the market, as well as those in our competitors’ development pipelines. We expect that YUTREPIA, an inhaled treprostinil therapy for the treatment of PAH and PH-ILD, and L606, a nebulized, liposomal formulation of treprostinil for treatment of PAH and PH-ILD, will face competition from the following inhaled prostacyclin analog therapies that are either currently marketed or in clinical development:

◾
●	Tyvaso (treprostinil), marketed by United Therapeutics, has been approved for the treatment of PAH in the United States since 2009 and for PH-ILD since 2021. Tyvaso is the reference listed drug in our NDA for YUTREPIA. Following patent litigation, United Therapeutics and Watson Pharmaceuticals reached a settlement whereby Watson Pharmaceuticals will be permitted to enter the market with a generic version of Tyvaso beginning on January 1, 2026.
●	Tyvaso DPI (treprostinil), licensed from MannKind by United Therapeutics, is a dry-powder formulation of treprostinil that was approved for the treatment of PAH and PH-ILD in the United States in May 2022.
●	TPIP, a dry-powder formulation of a treprostinil prodrug being developed by Insmed. Insmed announced the completion of an initial Phase 1 study in February 2021 which demonstrated that TPIP was generally safe and well tolerated, with a pharmacokinetic profile that supports once-daily dosing. Based on Phase 2 trial results shared in 2024 and 2025, Insmed has stated that it intends to pursue discussions with global regulatory authorities on the design of pivotal trials to support indications in PAH and PH-ILD. Insmed has stated that it has initiated a Phase 3 study in 2025 for PH-ILD and intends to initiate a study in the first half of 2026 for PAH and additional studies for non-PH indications in the second half of 2026. If the TPIP clinical program is

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

We are currently focused on developing drug products that can be approved under abbreviated regulatory pathways in the United States, such as the 505(b)(2) regulatory pathway, which allows us to rely on existing knowledge of the safety and efficacy of the relevant reference listed drugs to support our applications for approval in the United States. While we believe that it will be less difficult for us to convince physicians, patients and other members of the medical community to accept and use our drug products as compared to entirely new drugs, our drug products may nonetheless fail to gain sufficient market acceptance by physicians, patients, other healthcare providers and third-party payors. If any of our drug products fail to achieve sufficient market acceptance or third-party payor coverage, we may not be able to continue to generate sufficient revenue to sustain profitability. The degree of market acceptance and third-party payor coverage of our drug products, including YUTREPIA, will depend on a number of factors, including but not limited to:

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

In order to market and sell any of our drug products, including YUTREPIA, we will be required to build and maintain our marketing and sales capabilities with respect to such products. With the acquisition of Liquidia PAH, we acquired a commercial field force to market generic treprostinil in accordance with the Promotion Agreement. In addition, during 2023, we significantly increased the size of our commercial field force in anticipation of our commercialization of YUTREPIA. However, we may be unable to retain our commercial field force through and beyond the initial commercialization period for YUTREPIA. Moreover, we cannot assure you that we will be successful in further building or effectively managing our marketing and sales capabilities or be able to do so in a cost-effective manner. In addition, we may enter into collaboration arrangements with third parties to market our drug products. We may face significant competition for collaborators. In addition, collaboration arrangements may be time-consuming to negotiate and document. We cannot assure you that we will be able to negotiate collaborations for the marketing and sales of our drug products on acceptable terms, or at all. Even if we do enter into such collaborations, we cannot assure you that our collaborators will be successful in commercializing our products. If we or our collaborators are unable to successfully commercialize our drug products, whether in the United States or elsewhere, our business and results of operations may be materially and adversely affected.

As we seek to establish our commercial operation with respect to YUTREPIA, we also continue to evaluate and develop additional drug candidates, including L606, and new indications for our approved products, including YUTREPIA. There can be no assurance that we will be able to successfully manage the balance of our research and development operations with our commercial activities. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by companies balancing development of product candidates, which can include problems such as unanticipated issues relating to clinical trials and receipt of approvals from the FDA and foreign regulatory bodies, with commercialization efforts, which include problems relating to managing manufacturing and supply, reimbursement, marketing problems, and other additional costs.

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

Changes in regulations and policies in the United States and the resulting political and economic uncertainty in the United States may also impact us, the financial markets and the global economy. The U.S. has imposed increased tariffs on certain countries, focusing on those with which it has the largest trade deficits. Other countries have responded, and may continue to respond, by announcing retaliatory tariffs on U.S. imports. The tariff have disrupted, and may continue to disrupt, the global markets and escalate tensions between the U.S. and other countries. We procure APIs, medical devices and other raw materials from suppliers in South Korea, Taiwan, China, Italy and elsewhere. In addition, Sandoz currently procures treprostinil from a production facility in Canada. Tariffs imposed on or by one or more of these jurisdictions may increase our costs. The extent of the impact that such tariffs, trade policies, or new legislation or regulations will have on our business specifically, or on the U.S. market and global economy generally, are uncertain and in the long term, unpredictable, and could adversely affect our business, financial condition, and results of operations. In addition, the increased tariffs could impact our ability to commercialize future drug candidates for the U.S. market, which is relevant to our ability to generate future revenues from these activities. As a result, the continued impact of these tariffs may impair our plans for further drug development in the U.S. market as well as our ability to generate revenues.

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

In addition, the U.S. announced a 100% tariff, effective October 1, 2025, on any branded or patented pharmaceuticals imported into the U.S., unless the relevant drug manufacturer has or is in the process of building a manufacturing facility in the U.S. The imposition of such tariffs is currently delayed as the U.S. administration seeks to negotiate drug pricing agreements with large drug manufacturers. The outcome of such ongoing negotiations is currently unclear and the final terms and impact remain uncertain, so we remain uncertain regarding the potential impact from such tariffs on our business or operations. Such tariffs could have material implications on drug pricing, drug production levels and patient access, and may result in supply chain or other operational disruptions. Further, if we are required to change our current manufacturing partners or suppliers now or in the future in order to avoid such tariffs, the terms of new agreements that we may enter into may not be favorable to us and related operational disruptions may heighten manufacturing and compliance risks and derail commercialization plans.

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

The political and economic environment in the United States and elsewhere has resulted in and will continue to result in some uncertainty. Changing regulatory policies because of the changing political environment could impact our regulatory and compliance costs and future revenues, all of which could materially and adversely affect our business, financial condition and operating results. For example, government shutdowns, significant layoffs or turnover at FDA could affect the FDA’s ability to respond to regulatory filings in a timely manner, which could result in delays in our obtaining necessary approvals. See Risk Factors—Risks Related to the Development and Regulatory Approval of our Product Candidates—Disruptions at the FDA, the SEC and other government agencies caused by funding shortages, government shutdowns, layoffs or global health emergencies or their inability to hire, retain or deploy key leadership and other personnel, could prevent new or modified products from being developed, approved or commercialized in a timely manner or at all or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our operations. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital and our stock price.

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

Our ability to generate revenue from sales of our own products, such as YUTREPIA, and to achieve sustained profitability depend on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain and maintain the regulatory and marketing approvals necessary to commercialize, our product, YUTREPIA, and one or more of our other product candidates. We expect that a substantial portion of our efforts and expenditure over the next few years will be devoted to expanding the labelled indications for YUTREPIA and to our product candidate, L606, a nebulized, liposomal formulation of treprostinil for treatment of PAH and PH-ILD.

We received final FDA approval of our NDA for YUTREPIA for the treatment of PAH and PH-ILD in May 2025.

United Therapeutics invested considerable time and resources to delay the approval and commercialization of YUTREPIA, and our ability to maintain regulatory approval for YUTREPIA for one or more indications is impacted by ongoing litigation following lawsuits filed by United Therapeutics. For instance, in connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, United Therapeutics filed the ‘327 Patent Litigation, in which United Therapeutics is seeking an injunction to require that YUTREPIA be withdrawn from the market and to prevent us from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA for the treatment of PH-ILD. In addition, in May 2025, United Therapeutics filed the ’782 Patent Litigation, in which United Therapeutics is seeking to enjoin us from commercializing YUTREPIA and monetary damages. If United Therapeutics is successful in either the ‘327 Patent Litigation or the ‘782 Patent Litigation, we may be unable to maintain approval for, or to successfully commercialize, YUTREPIA.

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

We cannot assure you that we will be able to maintain marketing approval for YUTREPIA, that we will receive approval for any new indications for YUTREPIA or that we will receive marketing approval for L606. Even if we do maintain marketing approval for YUTREPIA, receive approval for additional indications for YUTREPIA or receive final marketing approval for L606, we cannot provide assurance regarding the indications for which they will receive or maintain approval. For YUTREPIA, the FDA may be required by the Court in the ‘327 Patent Litigation to withdraw approval for YUTREPIA, at least until PH-ILD is removed from its label. In addition, the FDA may delay, limit or deny approval for changes to the manufacturing process or other changes to YUTREPIA that may be necessary in order for us to continue to supply YUTREPIA, including any requirement to remove PH-ILD from the label for YUTREPIA. In the event of an adverse court ruling or regulatory action, we may be required to make changes to the YUTREPIA product label in order to comply with legal or regulatory requirements. The FDA may delay, limit, or deny approval of any such changes, including amendments to separate indications, and any delay or failure to obtain timely FDA approval for required changes could prevent us from resuming or continuing the commercialization of YUTREPIA, resulting in a material adverse impact on our business. With respect to L606 and new indications for YUTREPIA, the FDA or comparable regulatory authorities in other countries may delay, limit or deny final approval of our product candidate for various reasons. For example, such authorities may disagree with the design, scope or implementation of our clinical trials, or with our interpretation of data from our preclinical studies or clinical trials. Further, there are numerous FDA personnel assigned to review different aspects of an NDA or any amendments or supplements to an NDA, both before and after approval, and there may be turnover and/or vacancies at the FDA, which may delay review of our NDAs or any changes. In addition, uncertainties can be presented by the ability of FDA personnel, including any new FDA personnel who have not previously reviewed our NDA, to exercise judgment and discretion during the review process. During the course of review prior to approval, the FDA may request or require additional preclinical, clinical, CMC or other data and information or conduct additional inspections. If any additional issues were identified in such information requests or inspections or if FDA determines that we failed to include required CMC information in the NDA or other submissions for our products, including YUTREPIA, we may be delayed in obtaining approval for such NDA or submission. Furthermore, responses to FDA’s requests may be time-consuming and expensive. Status as a combination product, as is the case for YUTREPIA and L606, may complicate or delay the FDA review process. Products and product candidates that the FDA deems to be combination products, such as YUTREPIA and L606, or that otherwise rely on innovative drug delivery systems, may face additional challenges, risks and delays in the product development and regulatory approval process. Moreover, the applicable requirements for approval may differ from country to country. Additionally, if the court in either the New Hatch-Waxman Litigation or the ‘782 Litigation enjoins Liquidia from commercializing YUTREPIA in one or more indication, such ruling could prevent or delay our ability to continue to commercialize YUTREPIA.

We cannot assure you that YUTREPIA or, if approved, L606 will be commercialized in a timely manner or successfully. For example, such products may not achieve a sufficient level of market acceptance or third-party payor coverage, or we may not be able to effectively build our marketing and sales capabilities or scale our manufacturing operations to meet commercial demand. The successful commercialization of YUTREPIA and L606 will also, in part, depend on factors that are beyond our control. Therefore, we may not be able to generate sustained revenue from the sale of such products. Any delay or setback we face in the commercialization of YUTREPIA and/or L606 may have a material and adverse effect on our business and prospects, which will adversely affect your investment in our company.

Our preclinical studies and clinical trials, including our planned clinical trials in new indications for YUTREPIA and pivotal clinical trial of L606, may not be successful and delays in such preclinical studies or clinical trials may cause our costs to increase and significantly impair our ability to commercialize our product candidates. Results of previous clinical trials or interim results of ongoing clinical trials may not be predictive of future results.

Before we are able to commercialize our drug products, we are required to undertake extensive preclinical studies and clinical trials to demonstrate that our drug products are safe and effective for their intended uses. However, we cannot assure you that our drug products will, in preclinical studies and clinical trials, demonstrate safety and efficacy as necessary to obtain marketing approval. Due to the nature of drug product development, many product candidates, especially those in early stages of development, may be terminated during development. YUTREPIA has been studied only for the treatment of PAH and PH-ILD, and L606 has, to date, been tested only in a relatively small study population. Results from prior clinical trials in PAH and PH-ILD for YUTREPIA may not be predictive of results in planned clinical studies for the treatment of new indications. Moreover, the results from smaller clinical trials, such as our ongoing clinical trial in L606, may be less reliable than results achieved in larger clinical trials. Additionally, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary and interim results of a clinical trial do not necessarily predict final results.

Preclinical studies and clinical trials may fail due to factors such as flaws in trial design, dose selection, patient enrollment criteria and demographics of enrolled patients. The results of preclinical studies and early clinical trials may not be indicative of the results of subsequent clinical trials. Product candidates may, in later stages of clinical testing, fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and earlier clinical trials. Moreover, there may be significant variability in safety or efficacy results between different trials of the same product candidate due to factors including, but not limited to, changes in trial protocols, differences in the composition of the patient population, adherence to the dosing regimen and other trial protocols and amendments to protocols and the rate of drop-out among patients in a clinical trial. If our preclinical studies or clinical trials are not successful and we are unable to bring our product candidates to market as a result for the indications studied, or at all, our business and prospects may be materially and adversely affected.

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

If our preclinical studies or clinical trials are delayed, the commercialization of our approved products in new indications and our product candidates will be delayed and, as a result, we may incur substantial additional costs or not be able to recoup our investment in the development of our products and product candidates, which would have a material and adverse effect on our business.

Clinical trials and data analysis can be expensive, time-consuming and difficult to design and implement. If we are unsuccessful in obtaining regulatory approval for any of our products or product candidates for the indications studied, or any required clinical studies of our products do not provide positive results, we may be required to delay or abandon development of such products or indications, which would have a material adverse impact on our business.

Continuing product development requires additional and extensive clinical testing. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We cannot provide any assurance or certainty regarding whether or when we might receive regulatory approval for any additional indications for YUTREPIA or our other product candidates, including L606. Furthermore, failure can occur at any stage of the process, and we could encounter problems that cause us to abandon an NDA filed with the FDA or any amendment or supplement to an NDA or repeat clinical trials. The commencement and completion of clinical trials for any new indication or current or future development product candidate may be delayed by several factors, including:

●	unforeseen safety issues;
●	determination of dosing issues;
●	lack of effectiveness during clinical trials;
●	slower than expected rates of patient recruitment;
●	inability to monitor patients adequately during or after treatment; and

●	inability or unwillingness of medical investigators to follow our clinical protocols or amendments to our protocols.

In addition, the FDA or IRBs, DSMBs, or ECs may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submissions or the conduct of these trials. Therefore, we cannot provide any assurance or predict with certainty the schedule for future clinical trials. Although clinical data is an essential part of NDA filings, NDAs must also contain a range of additional data including CMC data to meet FDA standards for approval. In the event we do not ultimately receive final regulatory approval for any new indications for YUTREPIA or for our other product candidates, including L606, we may be required to terminate development of these indications or product candidates.

The marketing approval processes of the FDA and comparable regulatory authorities in other countries are unpredictable and our products and product candidates may be subject to multiple rounds of review or may not receive marketing approval.

Pursuing marketing approval for a pharmaceutical product candidate (for example, through the NDA process) or for any new indication for a pharmaceutical product (for example, through an amendment or supplement to an NDA) is an extensive, lengthy, expensive and inherently uncertain process. We cannot assure you that we will receive marketing approval for any new indications for YUTREPIA or for any of our other product candidates. Regulatory authorities may delay, limit or deny approval of new indications for YUTREPIA or of our other product candidates for many reasons, including, but not limited to, the following:

●	the FDA or comparable regulatory authorities may, for a variety of reasons, take the view that the data collected from our preclinical and clinical trials and human factors testing, or data that we otherwise submit or reference to support an application, are not sufficient to support approval of an indication or a product candidate;
●	the FDA or comparable regulatory authorities in other countries may ultimately conclude that our manufacturing processes or facilities or those of our third-party manufacturers do not sufficiently demonstrate compliance with cGMP to support approval of a product candidate, that the drug CMC data or device biocompatibility data for our product candidates otherwise do not support approval or that additional CMC data or information for our product candidates must be submitted for review;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable regulatory authorities in other countries that our product or product candidate is safe and effective for the proposed indication(s), or that its clinical and other benefits outweigh its safety risks for such indication(s);
●	the approval policies of the FDA or comparable regulatory authorities in other countries may change in a manner that renders our data insufficient for approval.

Even if we obtain marketing approval, the FDA or comparable regulatory authorities in other countries may approve our products or product candidates for fewer or more limited indications than those for which we requested approval or may include safety warnings or other restrictions that may negatively impact the commercial viability of our product candidates. Likewise, regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials or other studies or the conduct of an expensive risk evaluation and mitigation strategies, or REMS, which could significantly reduce the potential for commercial success or viability of our products and product candidates. We also may not be able to find acceptable collaborators to manufacture our drug products, if and when approved, in commercial quantities and at acceptable prices, or at all.

We may encounter difficulties in enrolling patients in our clinical trials.

We may not be able to commence or complete clinical trials for our products and product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials.

Patient enrollment may be affected by a variety of factors, including, among others:

●	the severity of the disease under investigation;

●	the design of the clinical trial protocol and amendments to a protocol;
●	the size and nature of the patient population;
●	eligibility criteria for the clinical trial in question;
●	the perceived risks and benefits of the product or product candidate under clinical testing, including a high and unacceptable severity, or prevalence, of undesirable side effects or adverse events caused by our products or product candidates or similar products or product candidates;
●	the existing body of safety and efficacy data in respect of the product or product candidate under clinical testing;
●	the proximity of patients to clinical trial sites;
●	the number and nature of competing therapies and clinical trials; and
●	other environmental factors such as natural and man-made disasters and global health emergencies, such as pandemics and epidemics.

Any negative results we may report in clinical trials of our product candidates may also make it difficult or impossible to recruit and retain patients in other clinical trials of that same product or product candidate. In addition, any negative results we may report in clinical trials of our approved products, including YUTREPIA, may negatively affect the commercialization of such products, even for indications other than the indication to which the negative results relate.

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

The FDA has indicated that it considers both YUTREPIA, which is delivered by a dry powder inhaler, and L606, which is delivered by a next generation nebulizer, to be drug-device combination products, with the primary mode of action determined to be a drug. Accordingly, the medical devices used to administer these products will be evaluated as part of our NDA filing and potentially any amendment or supplement to our NDA. When evaluating products that utilize a specific drug delivery system or device, the FDA will evaluate the characteristics of that delivery system and its functionality, as well as the potential for undesirable interactions between the drug and the delivery system, including the potential to negatively impact the safety or effectiveness of the drug. The FDA review process can be more complicated for combination products, and may result in delays, particularly if novel delivery systems are involved. We rely on third parties for the design and manufacture of the delivery systems for our products, including the dry powder inhaler for YUTREPIA and the nebulizer for L606, and in some cases for the right to refer to their data on file with the FDA or other regulators. Quality or design concerns with the delivery system, or commercial disputes with these third parties, could delay or prevent regulatory approval and commercialization of our product candidates.

We are currently pursuing the FDA 505(b)(2) pathway for our current product candidates. If we are unable to rely on the 505(b)(2) regulatory pathway, or otherwise choose not to rely on the 505(b)(2) regulatory pathway, to apply for marketing approval of our product candidates in the United States, seeking approval of these product candidates through the 505(b)(1) NDA pathway would require full reports of investigations of safety and effectiveness, and the process of obtaining marketing approval for our product candidates would likely be significantly longer and more costly.

We are currently focused on developing drug products that can be approved under abbreviated regulatory pathways in the United States, such as the 505(b)(2) regulatory pathway, which permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us for a particular product candidate, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for a product candidate by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. We pursued this pathway for our first approved product, YUTREPIA, and are currently pursuing this pathway for L606. Even if the FDA allows us to rely on the 505(b)(2) regulatory pathway for a given product candidate, we cannot assure you that marketing approval will be obtained in a timely manner, or at all.

The FDA may require us to perform additional clinical trials to support any change from the reference listed drug, which could be time-consuming and substantially delay our receipt of marketing approval. Also, as has been the experience of others in our industry, our competitors may file citizen petitions or other correspondence with the FDA or lawsuits against the FDA to contest approval of our NDA or any amendments or supplements to our NDA, which may delay or even prevent the FDA from approving any NDA that we submit under the 505(b)(2) regulatory pathway or require the FDA to withdraw approval of our NDA. For instance, United Therapeutics filed lawsuits against us and the FDA and filed a citizen petition in an attempt to prevent or delay the approval for YUTREPIA, which was approved in May 2025, and United Therapeutics may employ similar tactics with respect to L606. If an FDA decision or action relative to our product candidate, or the FDA’s interpretation of Section 505(b)(2) more generally, is successfully challenged, it could result in delays or even prevent the FDA from approving a 505(b)(2) application for our product candidates or for certain indications for our product candidates. Even if we are able to utilize the 505(b)(2) regulatory pathway, the approval of a drug developed under the 505(b)(2) regulatory pathway may be delayed by one or more regulatory exclusivities. For example, Tyvaso DPI was granted New Clinical Investigation exclusivity, which delayed final approval for YUTREPIA until May 2025. Also, a drug approved via this pathway may be subject to the same post-approval limitations, conditions and requirements as any other drug.

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

For example, the YUTREPIA NDA was filed under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. Under the Hatch-Waxman Act, as a result of the litigation commenced by United Therapeutics in June 2020, the FDA was automatically precluded from approving the YUTREPIA NDA for up to 30 months. Also, in connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, we provided a new notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed the

‘327 Patent Litigation in which United Therapeutics is seeking injunctive relief and other remedies. If successful, United Therapeutics may be able to require the FDA to withdraw final marketing approval for YUTREPIA, at least with respect to PH-ILD.

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

If the FDA determines that any of our product candidates do not qualify for the 505(b)(2) regulatory pathway or if we otherwise decide not to utilize the 505(b)(2) regulatory pathway for any of our product candidates, we would need to reconsider our plans and might not be able to commercialize our product candidates in a cost-efficient manner, or at all. If we were to pursue approval under the 505(b)(1) NDA pathway, we would be subject to more extensive requirements and risks such as conducting additional clinical trials, providing additional data and information or meeting additional standards for marketing approval. As a result, the time and financial resources required to obtain marketing approval for our product candidates would likely increase substantially and further complications and risks associated with our product candidates may arise. For example, in order to avoid the prospect of Hatch-Waxman litigation, we may elect to pursue approval of L606 under the 505(b)(1) pathway instead of the 505(b)(2) pathway. If we choose to seek approval for L606 under the 505(b)(1) regulatory pathway, we may be required to conduct additional clinical studies beyond those that are currently contemplated, which may take additional time and financial resources. Also, new competing products may reach the market faster than ours, which may materially and adversely affect our competitive position, business and prospects.

We may be unable to continually develop a pipeline of product candidates, which could affect our business and prospects.

A key element of our long-term strategy is to continually develop a pipeline of product candidates by developing products for the treatment of respiratory and vascular diseases and proprietary innovations to drug products using our PRINT technology. If we are unable to identify suitable product candidates for the treatment of respiratory and vascular diseases or off-patent drug products for which we can develop proprietary innovations using our PRINT technology or are otherwise unable to expand our product candidate pipeline, whether through licensed or co-development opportunities, and obtain marketing approval for such product candidates within the timeframes that we anticipate, or at all, our business and prospects may be materially and adversely affected.

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

The ability of the FDA and other government agencies to review and approve new or modified products or other regulatory filings can be affected by a variety of factors, including government shutdowns, government budget and funding levels, statutory, regulatory and policy changes, layoffs, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. For example, in April 2025, layoffs were conducted at several U.S. health agencies, including the FDA, the Department of Health and Human Services (the “HHS”), the Centers for Disease Control and Prevention and the National Institutes of Health, which is expected to impact the FDA’s ability to review and approve new medicines and conduct necessary inspections. The HHS has also proposed a potential major reorganization of the FDA by consolidating product centers for drugs, biologics, devices, tobacco and veterinary medicine, which regulates different product types under distinct rules and regulations and operates under different review processes and timelines for product approval. Over the last several years, the U.S. government has also shut down several times and certain regulatory agencies, such as the FDA and SEC, have had to furlough critical employees and stop critical activities. In addition, government funding of agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Such disruptions at the FDA and other agencies may also increase the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If prolonged government shutdowns, inadequate funding, loss of employees (including those employees who were previously involved in the review of the NDA for YUTREPIA), changes in regulations or policies or other disruptions were to occur at the FDA, FDA decisions on our submissions related to our products and product candidates could be delayed.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not be able to generate sustained revenue or achieve sustained profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

We have relied upon ICU Medical for servicing and support of CADD MS-3 infusion pumps that patients currently use to administer Treprostinil Injection through subcutaneous injection. ICU Medical no longer manufactures or supports the CADD MS-3 infusion pumps. Although we believe that the number of available CADD-MS 3 infusion pumps will be sufficient to continue serving patients through at least the end of 2026, we currently have no pumps for the subcutaneous administration of Treprostinil Injection to replace the CADD MS-3 infusion pumps. Even if a new pump for the subcutaneous administration of Treprostinil Injection is identified or developed, we or our development partners will be required to obtain FDA clearance. To date, we have not submitted a 510(k) clearance application for any such new pumps, and we are currently uncertain when, if ever, such a 510(k) clearance application will be submitted. If the existing supply of CADD MS-3 infusion pumps become unavailable before any new pumps are cleared by the FDA, sales of Treprostinil Injection may be adversely affected.

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

Even if we have been or are able to obtain patent protection for our product candidates or PRINT technology, if the scope of such patent protection is not sufficiently broad, we may not be able to rely on such patent protection to prevent third parties from developing or commercializing product candidates or technology that may copy our product candidates or technology. The enforceability of patents in the pharmaceutical industry involves complex legal and scientific questions and can be uncertain. Accordingly, we cannot assure you that third parties will not successfully challenge the validity, enforceability or scope of our patents. A successful challenge to our patents may lead to generic versions of our drug products being commercialized before the expiration of our patents or otherwise limit our ability to stop others from using or commercializing similar or identical products and technology. A successful challenge to our patents may also reduce the duration of the patent protection of our drug products or technology. In addition, we cannot assure you that we will be able to detect unauthorized use or take appropriate, adequate and timely actions to enforce our intellectual property rights. If we are unable to adequately protect our intellectual property, our business, competitive position and prospects may be materially and adversely affected.

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

As of October 20, 2025, 86,995,483 shares of our common stock were outstanding, of which 79,082,991 shares of common stock, or 90.9% of our outstanding shares as of October 20, 2025, are freely tradable without restriction or further registration under the Securities Act, provided however, some of these shares are held by persons deemed to be “affiliates” under the Securities Act, including our officers and directors, as well as our principal stockholders, and may not be sold except: (i) in compliance with Rule 144 under the Securities Act or (ii) pursuant to any other applicable exemption under the Securities Act. The remaining 7,912,492 shares held by our stockholders as of October 20, 2025 have not been registered under the Securities Act and may be only be sold (i) pursuant to an effective registration statement under the Securities Act covering the sale of those shares, (ii) in compliance with Rule 144 under the Securities Act or (iii) pursuant to any other applicable exemption under the Securities Act.

Shares issued upon purchase under the ESPP or upon the exercise of stock options or vesting of restricted stock units outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable market standoff and lock-up agreements, and Rule 144 and Rule 701 under the Securities Act. We have registered the offer and sale of all shares of common stock that we may issue under our equity compensation plans, including the employee stock purchase plan.

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

The trading prices of the securities of pharmaceutical and biotechnology companies have been highly volatile. As such, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our common stock may be influenced by many factors, including:

●	the results of our efforts to commercialize YUTREPIA and any other product candidate we may develop, including L606, in the event we receive final approval from the FDA for such product candidate;
●	results and timing of commencement or completion of any clinical trials of any product or product candidate we may develop, including YUTREPIA and L606, or those of our competitors;
●	the success of Sandoz’s Treprostinil Injection to which we have commercial rights pursuant to the Promotion Agreement;
●	the market acceptance of the RG Cartridge for the subcutaneous administration of Treprostinil Injection;
●	whether we or Sandoz are able to identify and/or develop a new pump for the subcutaneous administration of Treprostinil Injection and obtain FDA clearance on a timely basis or at all;
●	our cash resources;
●	the approvals or success of competitive products or technologies;
●	our ability to obtain and maintain approvals of our products, including YUTREPIA, and any product candidate we may develop, including L606, for marketing by the FDA or equivalent foreign regulatory authorities (and, if approved, the scope of the indications for which such product candidates are approved) or any failure to obtain such approvals;
●	our involvement in significant lawsuits, such as stockholder litigation, litigation involving the FDA, or litigation related to intellectual property, including inter partes review proceedings, patent litigation with third parties which may hold intellectual property they assert against us, including the ongoing litigation in connection with the patents, trade secrets and confidential information that United Therapeutics has asserted against us, and patent litigation we assert against others, including the ongoing litigation that we have asserted against United Therapeutics;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 33.3% of our common stock as of October 20, 2025. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of our board of directors (the “Board”), and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

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

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, no Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted, modified, or terminated by our directors and/or executive officers (as defined in Section 16 of the Exchange Act).

During the three months ended September 30, 2025, the Company did not adopt, modify, or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

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

DATE: November 3, 2025

LIQUIDIA CORPORATION
By:	/s/ Roger A. Jeffs, Ph.D.
Roger A. Jeffs, Ph.D.
Chief Executive Officer
Principal Executive Officer

By:	/s/ Michael Kaseta
Michael Kaseta
Chief Operating Officer and Chief Financial Officer
Principal Financial Officer

By:	/s/ Dana Boyle
Dana Boyle
Chief Accounting Officer
Principal Accounting Officer