Form 10-K
period 2025-12-31
Liquidia Corp
filed 2026-03-05
CIK 1819576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period fromto

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2025 which was the last business day of the registrant’s most recently completed second fiscal quarter, was $847,006,478 based on a $12.46 closing price per share as reported on the Nasdaq Capital Market.

As of February 17, 2026, there were 88,114,429 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Liquidia Corporation Definitive Proxy Statement with respect to the 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, each document incorporated by reference herein is deemed not to be filed as part hereof.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. We intend such forward-looking statements to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to maintain regulatory approvals for our products, including YUTREPIA;
●	our expectations regarding the size of the patient populations, market opportunities, market acceptance, third-party payor coverage and opportunity for those products that we commercialize, including our own products, such as YUTREPIA, and products we commercialize in collaboration with third parties, including Sandoz’s fully substitutable generic treprostinil injection;
●	our plans and ability to develop and commercialize our product candidates, including YUTREPIA, and our commercialization, marketing and distribution capabilities and strategy;
●	the clinical utility of our products, including YUTREPIA, and product candidates and their potential advantages compared to other treatments;
●	our ability to establish and maintain arrangements for the manufacture of our products, including YUTREPIA, and product candidates and the ability and sufficiency of our current manufacturing facilities to produce development and commercial quantities of our products and product candidates;
●	the timeline or outcome related to our patent litigation with United Therapeutics that was filed in the U.S. District Court for the District of Delaware and the U.S. District Court for the Middle District of North Carolina, our litigation with United Therapeutics that was filed in the Superior Court for Durham County, North Carolina, or any future litigation with United Therapeutics or any other third-party, including any rehearings or appeals with respect to any litigation with United Therapeutics;
●	the planned clinical trials for our product candidates and timing of the availability of data and related regulatory filings and/or applications for our product candidates, including planned clinical trials for YUTREPIA and L606;
●	the timing and related contents of our planned regulatory filings and/or applications;
●	the timing of and our ability to obtain regulatory approvals for our product candidates, including the potential for expanding the label for YUTREPIA to include new indications and the potential for, and timing regarding, final approval by the FDA (as defined below) of and our ability to commercialize L606, including the potential impact of regulatory review, approval, and exclusivity developments which may occur for competitors, and the scope of any such approvals and the indications for which we receive approval;
●	our ability to establish and maintain collaborations, including any third-party license agreements;

●	the availability and market acceptance of medical devices and components of medical devices used to administer our drug products and drug products that we commercialize with third parties, including ICU Medical’s CADD-MS® 3 ambulatory infusion pump (“CADD-MS 3 infusion pump”), the RG 3ml Medication Cartridge that we developed in collaboration with Chengdu Shifeng Medical Technologies LTD. used for the subcutaneous administration of Sandoz’s generic treprostinil injection, ICU Medical’s CADD Legacy and CADD-Solis infusion pumps used for the intravenous administration of Sandoz’s generic treprostinil injection, any infusion pump that we develop with Sandoz for the subcutaneous administration of Sandoz’s generic treprostinil injection, Plastiape’s RS00 Model dry powder inhaler, which we use for the administration of YUTREPIA, and any devices used for the administration of L606, including Vectura’s nebulizer device;
●	our and our business partners’ ability to develop and to obtain and maintain regulatory clearances and approvals, and the timing of any such clearances and approvals, for medical devices used to administer our products and products we commercialize, including a nebulizer for the administration of L606, and any infusion pump that we develop with Sandoz;
●	the effects on our company or our subsidiaries of future changes in law or changes in governmental agencies, including regulatory developments or legislative or executive actions, including changes in healthcare, environmental and other laws and regulations to which we are subject, changes at the FDA, tariffs that may apply to products that we purchase or sell, or judicial decisions overturning or establishing new legal precedents;
●	adverse outcomes of pending or threatened litigation or governmental investigations, including our ongoing litigation involving United Therapeutics in which they are seeking remedies that include the removal of YUTREPIA from the market and any future litigation with United Therapeutics or any other third party;
●	the failure to renew, or the revocation of, any license or other required permits;
●	our ability to retain, attract and hire key personnel;
●	our intellectual property position and the duration of our patent rights;
●	prevailing economic, market and business conditions;
●	changes in the industry in which we operate;
●	the volatility and unpredictability of the stock market and credit market conditions;
●	conditions beyond our control, such as natural and man-made disasters, global health emergencies, such as pandemics and epidemics, or geopolitical conflict, such as acts of war, terrorism and civil disorder;
●	our ability to satisfy the covenants contained in the HCR Agreement (as defined below);
●	the cost and availability of capital and any restrictions imposed by lenders or creditors;
●	unexpected charges or unexpected liabilities arising from a change in accounting policies or accounting estimates, including any such changes by third parties with whom we collaborate and from whom we receive a portion of their net profits.
●	the risk that the credit ratings of the Company or our subsidiaries may be different from market expectations, which may increase borrowing costs and/or make it more difficult for us to pay or refinance our debts and require us to borrow or divert cash flow from operations in order to service debt payments;
●	conduct of and changing circumstances related to third-party relationships on which we rely, including the level of credit worthiness of counterparties;
●	fluctuations in interest rates;
●	fluctuations in the trading price of our common stock;
●	variations between the stated assumptions on which forward-looking statements are based and our actual experience; and
●	our estimates regarding future expenses, capital requirements and needs for additional financing.

You should refer to the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K are only predictions, and we may not actually achieve the plans, intentions or expectations included in our forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-

looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

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

YUTREPIA is an inhaled dry powder formulation of treprostinil designed with our proprietary PRINT technology, a particle engineering platform that enables precise production of uniform drug particles, to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low effort dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labeled doses of other marketed inhaled treprostinil therapies. YUTREPIA was approved by the U.S. Food and Drug Administration (“FDA”) in May 2025 for the treatment of both PAH and PH-ILD, and began commercialization in June 2025.

Treprostinil Injection is a fully-substitutable generic treprostinil for parenteral administration in the United States. We have the exclusive rights to conduct commercial activities for Treprostinil Injection and work jointly with Sandoz on commercial strategy for the product. Sandoz retains all other rights in and to Treprostinil Injection and holds the Abbreviated New Drug Application (“ANDA”) for Treprostinil Injection.

We also conduct research, development and manufacturing of novel products by applying our subject matter expertise in respiratory and vascular diseases. For example, we are currently developing L606, an investigational, liposomal formulation of treprostinil, which we licensed from Pharmosa Biopharm Inc. (“Pharmosa”), that is administered twice-daily with a short-duration next-generation nebulizer. L606 is currently being evaluated in an open-label study in the United States for treatment of PAH and PH-ILD, and we have initiated a worldwide, placebo-controlled pivotal study for the treatment of PH-ILD. We are also planning to conduct clinical studies to evaluate YUTREPIA for the treatment of pulmonary hypertension associated with chronic obstructive pulmonary disease (“PH-COPD”), idiopathic pulmonary fibrosis (“IPF”), progressive pulmonary fibrosis (“PPF”) and Raynaud’s phenomenon associated with systemic sclerosis (“SSc-RP”).

About Pulmonary Arterial Hypertension and Pulmonary Hypertension Associated with Interstitial Lung Disease

Diseases

Pulmonary hypertension (“PH”) is divided into five groups based on the criteria of the World Health Organization (“WHO”) as defined at the 8th World Symposium on Pulmonary Hypertension. WHO Group 1 is comprised of individuals with PAH. WHO Group 3 includes patients with pulmonary hypertension caused by hypoxia and/or lung diseases, mostly interstitial lung disease (“ILD”), chronic obstructive pulmonary disease (“COPD”) and sleep-disordered breathing. Our current products initially seek to address unmet needs in PAH and PH-ILD.

PAH is a rare, chronic, progressive disease caused by hardening and narrowing of the pulmonary arteries that can lead to right heart failure and eventually death, with an estimated diagnosed, treated prevalence in the United States of approximately 45,000 patients.

PH-ILD is the second most prevalent form of Group 3 PH (precapillary PH due to lung disease). ILD is a diverse collection of more than 150 different pulmonary diseases, including IPF, chronic hypersensitivity pneumonitis, connective tissue disease related ILD, and sarcoidosis among others. We currently estimate diagnosed and undiagnosed prevalence of PH-ILD in the United States to be approximately 60,000. The prevalence of PH in many of the underlying ILD diseases is not yet known due to factors including underdiagnosis and lack of approved treatments until 2021.

Treatments

There is currently no cure for PAH or PH-ILD, so the goals of existing treatments are to alleviate symptoms, maintain or improve functional class, delay disease progression and improve quality of life. The FDA has approved several classes of drugs to treat PAH over the last 25 years, including drugs acting through the prostacyclin pathway, the nitric oxide pathway, the endothelin pathway, and the inhibition of activin signaling. There are currently only three FDA-approved treatments for PH-ILD, all of which are inhaled forms of treprostinil, a prostacyclin analog. Without a curative treatment, we expect continued development of new mechanisms of action that may be used in combination with approved treatments.

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

Delivering prostacyclin analogs by inhalation has been effective and causes fewer systemic side effects than parenteral and oral formulations. Inhalation helps supplement the endogenous production of prostacyclin where it is normally synthesized, near the targeted pulmonary arteries. As a result, inhaled prostacyclin analogs help avoid side effects related to off-target tissues and take advantage of binding key prostacyclin receptors that are preferentially expressed in the lung. The only inhaled prostacyclin analogs approved by the FDA are nebulized Ventavis® (iloprost), nebulized Tyvaso® (treprostinil), Tyvaso DPI® (treprostinil), which is United Therapeutics’ dry powder inhaled formulation, and YUTREPIA, which is our dry powder inhaled formulation. Observations from a large retrospective study of Tyvaso supported the finding that higher doses of inhaled treprostinil correlated to better clinical outcomes including delayed transition to more invasive administration, persistence on therapy, and improved three-year survival. With regard to PH-ILD, there is growing medical preference for inhaled therapies to avoid ventilation-perfusion mismatch resulting from systemic delivery of prostacyclins. In March 2021, the FDA approved Tyvaso as the first treatment for PH-ILD. Tyvaso DPI and YUTREPIA were subsequently approved as treatment options upon their approval by the FDA in May 2022 and May 2025, respectively.

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

Other Diseases Being Investigated by Liquidia

Pulmonary Hypertension Associated with Chronic Obstructive Pulmonary Disease (“PH-COPD”). PH-COPD is a serious complication of COPD characterized by elevated pulmonary arterial pressure resulting from chronic hypoxia, vascular remodeling and destruction of the pulmonary capillary bed. The development of pulmonary hypertension in COPD patients is associated with worsening dyspnea, reduced exercise capacity, increased risk of hospitalization and decreased survival. There are currently no approved therapies specifically indicated for PH-COPD, and treatment typically focuses on management of the underlying COPD and supportive care.

Idiopathic Pulmonary Fibrosis (“IPF”). IPF is a rare, chronic, progressive and ultimately fatal interstitial lung disease of unknown cause characterized by fibrosis and scarring of lung tissue, leading to a steady decline in lung function. IPF primarily affects older adults and is associated with worsening shortness of breath, persistent cough and impaired quality of life. Although antifibrotic therapies are available and may slow disease progression, there is no cure.

Progressive Pulmonary Fibrosis (“PPF”). PPF refers to a group of interstitial lung diseases, other than IPF, that demonstrate a progressive fibrosing phenotype characterized by worsening respiratory symptoms, decline in lung function and increasing fibrosis on imaging despite standard treatment. PPF is associated with significant morbidity and mortality, and disease progression may result in respiratory failure and reduced survival. Treatment options are limited, and management typically involves antifibrotic therapy, immunosuppression in certain subtypes and supportive care.

Raynaud’s Phenomenon Associated with Systemic Sclerosis (“SSc-RP”). SSc-RP is a vascular manifestation of systemic sclerosis characterized by episodic vasospasm of the digital arteries in response to cold or stress, resulting in color changes, pain and numbness in the fingers and toes. In patients with systemic sclerosis, recurrent and severe vasospastic episodes may lead to digital ulcers, infection and tissue loss. Treatment options are limited and focus on vasodilator therapies and supportive measures, and significant unmet medical need remains in patients with refractory disease.

Our Products and Product Candidates

YUTREPIA (treprostinil) Inhalation Powder to Treat PAH and PH-ILD

Our product, YUTREPIA(treprostinil) inhalation powder, is an inhaled dry-powder formulation of treprostinil designed to improve the therapeutic profile of treprostinil by enhancing deep lung delivery and achieving higher dose levels than the labeled doses of other inhaled therapies while using a convenient, easy-to-use dry-powder inhaler, the RS00 Model DPI. YUTREPIA was approved by the FDA for the treatment of both PAH and PH-ILD in May 2025 and was launched in June 2025.

We believe YUTREPIA can become the prostacyclin of first choice across the disease continuum in PAH and PH-ILD because of its convenience, low-effort device and the ability to titrate to higher doses.

Each particle of YUTREPIA has been designed using our PRINT technology to have uniform size and shape to achieve enhanced aerosolization and deposition in the lungs. As a result, our PRINT formulation does not require deagglomeration by a patient actuated breath and can be effectively delivered using a low-effort, patient-friendly device and minimal inspiratory effort. The RS00 Model DPI device used to deliver YUTREPIA is robust with regard to position and accidental movements and has been used globally to deliver drugs to patients with compromised lung function, like asthma, COPD, and cystic fibrosis.

YUTREPIA has been safely titrated to doses higher than the target labeled doses of Tyvaso and Tyvaso DPI. Historically, the labeled dose range for inhaled treprostinil has been 9-12 nebulized breaths per session (“bps”), for Tyvaso and the corresponding doses of Tyvaso DPI (up to 64 mcg, comparable to 12 bps). In contrast, YUTREPIA has been studied in PAH patients up to 291.5 mcg four times a day (comparable to at least 33 bps of Tyvaso), and in PH-ILD patients, as high as 424 mcg (comparable to at least 48 bps of Tyvaso) as part of an on-going open-label clinical study. The different combinations of YUTREPIA’s four proposed capsule-strengths allow customized dosing and titration based on a patient’s disease progression. This expanded dose range of YUTREPIA may allow patients to remain on inhaled treprostinil therapy longer before transitioning to more invasive parenteral therapies.

In clinical studies required for approval, YUTREPIA was shown to be safe, well-tolerated and effective regardless of a patient’s previous exposure to treprostinil. Prostacyclin-naïve patients achieved comparable dosing to the transition patients within the first two months of treatment. Patients on a stable dose of Tyvaso successfully transitioned to YUTREPIA while maintaining or improving clinical outcomes as measured by exploratory endpoints. The combination of data from both patient groups provides confidence that a physician may prescribe YUTREPIA across a continuum of PAH and PH-ILD patients.

We developed YUTREPIA under the 505(b)(2) regulatory pathway using the nebulized form of treprostinil, Tyvaso, as the reference listed drug. This regulatory pathway allowed us to rely in part on the FDA’s previous findings of efficacy and safety of Tyvaso and the active ingredient treprostinil. However, as a result of our having used the 505(b)(2) regulatory pathway, our ability to maintain FDA approval of YUTREPIA may be impacted by litigation commenced by United Therapeutics in which it is seeking an injunction to have the approval of YUTREPIA withdrawn as described further in Item 3 Legal Proceedings.

The approval for YUTREPIA was based in part upon the results of our pivotal, open-label Phase 3 clinical trial, Investigation of the Safety and Pharmacology of Dry Powder Inhalation of Treprostinil (“INSPIRE”). The primary objective of the INSPIRE study was to evaluate the long-term safety of YUTREPIA with a primary endpoint to assess safety and tolerability through Month 2. The study enrolled patients who have either (a) been under stable treatment with Tyvaso (nebulizer-delivered treprostinil) for at least three months and transitioned to YUTREPIA under the protocol (“Transition patients”), or (b) patients who had been under stable treatment with no more than two non-prostacyclin oral PAH therapies for at least three months and then had their treatment regimen supplemented with YUTREPIA under the protocol (“Prostacyclin Naïve patients”). Of the 121 patients enrolled in the study, 55 were Transition patients and 66 were Prostacyclin Naïve patients. Transition patients started at a dose comparable to their prior nebulized treprostinil dose and were titrated to higher doses as warranted by their clinical disease. Prostacyclin Naïve patients started on a dose of 26.5 mcg of YUTREPIA, with most (>80%) titrating to a 79.5 mcg dose or higher within the first two months of treatment.

YUTREPIA was observed to be well-tolerated and treatment-emergent adverse events (“TEAEs”) were mostly mild to moderate in nature at Month 2 up to doses of 159 mcg, the highest dose studied for the primary endpoint. We continued to treat patients who chose to remain on YUTREPIA beyond the Month 2 timepoint. At the completion of the INSPIRE study, the patient with the longest duration of treatment had been on YUTREPIA therapy for 18 months and the highest dosing reached in the INSPIRE study was 212 mcg of treprostinil given four times per day. Patients from INSPIRE had the option of rolling into the LTI-302 extension study to remain on treatment. Patients in LTI-302 continued to titrate doses upwards as needed with no observed maximum tolerated dose and the highest dose being 291.5 mcg at the time the LTI-302 extension study concluded in December 2025.

The YUTREPIA approval was also based in part on results from pharmacokinetic (“PK”) studies in healthy volunteers indicating that the single-capsule dose of 79.5 mcg YUTREPIA provides comparable PK with 9 bps of Tyvaso (54 mcg). For reference, the target dose of Tyvaso is 9 to 12 bps, 4 times daily. Clinical results from the PK, pivotal and extension studies of YUTREPIA have been presented at various international scientific meetings such as the American Thoracic

Society (“ATS”), International Society of Heart Lung Transplantation (“ISHLT”), Pulmonary Vascular Research Institute (“PVRI”), American College of Chest Physicians (“ACCP”) starting in 2019.

In 2024, we initiated an open-label, multi-cohort study to evaluate the safety and tolerability of YUTREPIA in subjects who have WHO Group 1 and 3 pulmonary hypertension. Entitled Open-Label ProSpective MultiCENTer Study to Evaluate Safety and Tolerability of Dry Powder Inhaled Treprostinil in PH, the study is abbreviated as ASCENT and listed as by ClinicalTrials.gov ID NCT06129240.

Cohort A in ASCENT enrolled 54 subjects with PH-ILD and will be evaluated for up to 52 weeks. Exploratory objectives of the study are to assess the effects of YUTREPIA on exercise capacity, functional class, relevant biomarkers, and imaging assessments. Interim analysis has been collected and presented at medical conferences, with the most recent being Pulmonary Vascular Research Institute 2026 Annual Congress in January 2026. After 24 weeks of treatment, inhaled YUTREPIA was well tolerated in patients with PH-ILD with median dose of YUTREPIA increasing over time from 132.5 mcg, 159 mcg, and 185.5 mcg QID at week 8, 16, and 24, respectively. The highest dose achieved was 424 mcg QID (comparable to ≥48 breaths of Tyvaso). During this period, the most common treatment-related TEAEs were cough (48.1%) and headache (18.5%). No treatment-related serious adverse events (SAEs) were observed. No patient discontinued the study drug due to cough, though 15 (27.8%) patients discontinued for reason unrelated to drug. Improvements in exercise capacity were observed at week 24, with a median change from baseline of +41.0 meters in six-minute walk distance and 40.5% of patients improving by 50 meters or more.

In the future, we may conduct additional studies, including studies in pediatric patients as well as transitions to, or combinations with, YUTREPIA and other approved treatments. Studies currently being planned include:

●	Cohort B in ASCENT to evaluate safety and tolerability in patients with PH-ILD transitioning to YUTREPIA from Tyvaso DPI;
●	Open-label study to evaluate safety and tolerability in patients with PAH transitioning to YUTREPIA from oral formulations of selexipag, an IP-receptor agonist;
●	Open-label study to evaluate safety and tolerability in patients with PAH being treated with sotatercept and transitioning to YUTREPIA from parenteral formulations of treprostinil;
●	Open-label study to evaluate safety and tolerability in patients with IPF and PPF who are naïve to inhaled treprostinil treatment;
●	Open-label study to evaluate safety and tolerability in patients with SSc-RP who are naïve to inhaled treprostinil and will help establish the dosing regimen for a future evaluation in a pivotal study; and
●	Open-label study to evaluate safety and tolerability in patients with PH-COPD who are naïve to inhaled treprostinil and will help establish the dosing regimen for a future evaluation in a pivotal study.

Treprostinil Injection, a Generic Version of Remodulin

Remodulin is treprostinil administered through continuous intravenous and subcutaneous infusion, as approved by the FDA in 2002 and 2004, and marketed by United Therapeutics. Patients must use external pumps manufactured by third parties to deliver Remodulin. Smiths Medical ASD, Inc. (“Smiths Medical”) manufactured the pumps used by most patients in the United States to administer Remodulin, including the CADD-MS 3 infusion pump used to deliver subcutaneous Remodulin, and the CADD-Legacy pump to deliver intravenous Remodulin. An estimated 3,000 patients are treated annually with parenteral, infused treprostinil split between the two routes of administration.

In August 2018, Sandoz partnered with Liquidia PAH (then known as RareGen) on an exclusive basis to market and commercialize its generic Treprostinil Injection, which was subsequently launched as the first-to-file, fully-substitutable generic treprostinil for parenteral administration in March 2019. Liquidia PAH promotes the appropriate use of Treprostinil Injection for the treatment of PAH in the United States and works jointly with Sandoz on commercial strategy for the product. Sandoz retains all other rights in and to Treprostinil Injection. As the ANDA holder for Treprostinil Injection, Sandoz maintains responsibility for compliance with FDA regulatory and healthcare laws including any regulatory communications with the FDA or any other regulatory authorities with respect to Treprostinil Injection. In consideration for Liquidia PAH conducting certain responsibilities associated with the commercialization of Treprostinil Injection, Liquidia PAH receives a portion of the net profits generated from the sales of the product.

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

Smiths Medical no longer manufactures or supports the CADD-MS 3 infusion pump. We have also from time to time experienced shortages of critical components of the CADD-MS 3 infusion pump that has caused the number of CADD-MS 3 infusion pumps available for the subcutaneous administration of Treprostinil Injection to be limited. Although we believe that the number of available CADD-MS 3 infusion pumps will be sufficient to serve existing patients using Treprostinil Injection through at least the end of 2026, it is possible that the availability of CADD-MS 3 infusion pumps could end earlier. Due to this limitation in the availability of pumps, specialty pharmacies are limiting the number of patients that they place on subcutaneous Treprostinil Injection therapy in order to ensure that patients placed on subcutaneous administration of Treprostinil Injection will not have to discontinue such treatment due to the unavailability of CADD-MS infusion pumps. Until we and/or Sandoz are able to obtain a pump to replace the CADD-MS 3 infusion pump, if ever, the number of patients that can receive subcutaneous administration of Treprostinil Injection will continue to be constrained, which would continue to adversely affect sales of Treprostinil Injection.

We are supporting efforts to identify and develop a subcutaneous pump option for infusion of Treprostinil Injection in order to maintain the availability of subcutaneous administration of Treprostinil Injection. However, a 510(k) clearance application for any such pump option has not yet been submitted and it is currently uncertain when, if ever, such a 510(k) clearance application will be submitted with respect to any pump option.

Separately, Smiths Medical has announced that it will discontinue support of the CADD Legacy pump, which is used to administer Treprostinil Injection intravenously, starting in 2028. Smiths Medical’s CADD-Solis infusion pump has been identified as a replacement for the CADD Legacy pump, and patients are using the CADD-Solis pump in anticipation of the discontinuation of the CADD Legacy pump.

L606

In June 2023, we entered into the Pharmosa License Agreement (as defined below) pursuant to which we were granted an exclusive license in North America to develop and commercialize L606, an inhaled, sustained-release liposomal formulation of treprostinil currently being evaluated in a clinical trial for the treatment of PAH and PH-ILD. In October 2024, we and Pharmosa entered into the First Amendment (as defined below) to expand our licensed territory to include key markets in Europe, Japan and elsewhere, in addition to licensing proprietary nebulizers controlled by Pharmosa. In October 2025, we entered into the Vectura License Agreement (as defined below) pursuant to which we were granted a license to use certain nebulizers developed by Vectura to administer L606.

L606 is a complement to our pipeline and furthers our mission to provide innovative treatment options that improve the lives of patients with improved product profiles.

L606 offers potential substantial benefits to patients with less frequent dosing than current inhaled products, improved tolerability with lower peak exposures and rapid delivery with a next-generation nebulizer. We believe L606 may provide best-in-class treprostinil exposure over a 24-hour period, including during sleeping hours, which could translate to improved efficacy, tolerability, and patient outcomes. Liposomes as a pulmonary drug delivery system have been reported to enhance the therapeutic benefits of drugs and to reduce the potential for systemic adverse effects. The L606 suspension uses Pharmosa’s proprietary liposomal formulation to encapsulate treprostinil, which can be released slowly in a controlled manner/rate into the lung. This control enables modulation of drug release to achieve drug exposure over an extended period of time and reduces local irritation in the respiratory tract.

In our clinical studies, we plan to administer L606 with the Vectura mesh-vibrating nebulizer. The L606 formulation inhalation system consists of an electronic, lightweight, and virtually silent mesh-vibrating nebulizer which can deliver a dose in less than 2-minutes using breath-actuated technology. The vibrating mesh technology generates fine-particle aerosols of the L606 formulation. Pharmosa has demonstrated clinically that L606 can be used with devices supplied by different manufacturers, providing us the option to improve the patient device experience without changing the intended dose administered.

The FDA confirmed in meetings with Pharmosa, and subsequently with Liquidia in December 2023, that the registration requirements for L606 to treat PAH and PH-ILD, if submitted through the 505(b)(2) registration pathway, should include clinical data that provides (i) comparable bioavailability to nebulized Tyvaso in a Phase 1 study of health volunteers, (ii) short-term and long-term safety data from an open-label study in PAH and PH-ILD patients, and (iii) demonstrated efficacy from a single Phase 3 placebo-controlled efficacy trial in PH-ILD patients. Liquidia has also met with representatives in the European Medicines Agency (“EMA”) to solicit input in support of the global Phase 3 study which will include PH-ILD patients in the European Union.

Comparable bioavailability was established in a Phase 1, randomized, 2-part study that was conducted by Pharmosa at a clinical research unit in the U.S. The systemic exposures of a single dose of L606, 51 mcg, and, Tyvaso, 54 mcg, were compared. L606 resulted in a similar systemic exposure (“AUCinf”) compared with the comparable dose of Tyvaso, with a significantly reduced peak plasma concentration (“Cmax”), approximately 7.3-fold lower for L606 than for Tyvaso. L606 demonstrated extended plasma concentrations up to 12 hours after a single dose, supporting a reduction in dosing frequency to twice daily, or every 12 hours. Peak and total exposure of treprostinil increased with increasing dose.

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

We have initiated a global placebo-controlled efficacy study in PH-ILD. The clinical design will include approximately 340 patients across more than 100 sites in at least 20 countries. The primary outcome measure will be six-minute walk distance.

We intend to pursue additional indications for L606 that align with previous studies where inhaled treprostinil has shown a patient benefit. Specifically, we believe that any disease being studied with YUTREPIA would be applicable for L606.

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

YUTREPIA leverages PRINT technology to produce dry-powder drug particles that enhance deep-lung delivery. YUTREPIA drug particles are uniform in size (~1μm) and shape having been engineered for enhanced aerosolization and deep-lung deposition. In vitro studies suggest that the uniformity of size and shape allow our inhaled particles to target delivery into the lungs with less deposition in the upper airways. The dry-powder formulation aerosolizes into free-flowing particles upon inhalation, allowing for the use of a low-effort inhaler. The figures below depict YUTREPIA, with the figure on the left showing size and shape consistency among particles and the figure on the right showing their trefoil shape:

Development, Regulatory and Commercial Strategy

We intend to develop and commercialize a pipeline of drugs by applying our expertise in the development of cardio-pulmonary medicines. To date, our pipeline has focused on the development of improved and differentiated drug products containing FDA-approved active pharmaceutical ingredients (“APIs”) with established efficacy and safety profiles, which we believe are eligible for the 505(b)(2) regulatory pathway to seek marketing approval in the United States. If our product candidates receive marketing approval, we plan to commercialize them in the United States either by ourselves or through partnership or licensing arrangements with other pharmaceutical companies. Outside of the United States, we may pursue regulatory approval and commercialization of our product candidates in collaboration with pharmaceutical companies with regional expertise.

We intend to manufacture our product candidates using a combination of in-house capabilities and external contract manufacturing organizations (“CMOs”), depending on the program requirements. For example, the dry powder formulation of YUTREPIA is manufactured internally using PRINT technology and CMOs produce, package and distribute YUTREPIA finished goods on a commercial scale. Conversely, L606 is currently planned to be manufactured exclusively by CMOs using the proprietary formulation methods provided by Pharmosa.

We intend to focus our commercial efforts initially on the U.S. market in the treatment of PAH and PH-ILD. We currently employ a targeted sales force, calling on physicians involved in the treatment of PAH and PH-ILD in the United States, as well as key stakeholders involved in the distribution and reimbursement of therapies for PAH and PH-ILD. Strategically, we believe that our existing commercial presence in the field will enable an efficient launch of YUTREPIA if and when we obtain final approval, leveraging existing relationships and further validating our reputation as a company committed to supporting PAH and PH-ILD patients. Our commercial efforts focus on the highly concentrated target market of PAH and PH-ILD centers of excellence and high prescribers of approved therapies. Our physician call points within these sites of care will include cardiologists, pulmonologists and their supporting staff. We believe that we can effectively commercialize YUTREPIA with our specialty field team and other support functions, like medical science liaisons and reimbursement specialists to support the proper conveying of scientific, medical, and healthcare economic information regarding our products.

Manufacturing and Supply

We operate from a 45,000 square foot facility in Morrisville, North Carolina in which we design, formulate and manufacture engineered drug particles using PRINT particle fabrication lines as well as supportive activity including research and development, analytical development, quality control and production of mold templates that enable our production processes. Our three operational PRINT particle fabrication lines are located within class ISO7 clean rooms that operate under applicable ISO and current good manufacturing practices (“cGMP”) air quality and environmental requirements. Our current operational fabrication lines are scaled and capable of producing the necessary materials to support our clinical trials and current commercial demand for YUTREPIA.

In June 2025, we entered into a lease for a new 70,131 square foot facility in Morrisville, North Carolina. We are currently in the process of building out the new facility, which, when complete, will be used for additional particle fabrication lines as well as other supportive activities.

We utilize CMOs to finish production and package our drug product for clinical and commercial use.

We depend on third-party suppliers and CMOs for commercial inventory and clinical supplies of YUTREPIA, including active pharmaceutical ingredients which are used in YUTREPIA. For example, we currently rely on a sole supplier, LGM Pharma, LLC (“LGM”), for treprostinil, the active pharmaceutical ingredient of YUTREPIA, and we currently rely on a sole supplier, Plastiape S.p.A (“Plastiape”), for RS00 Model DPI, the device used to administer YUTREPIA. We also rely on a sole supplier, Lonza Tampa LLC (“Lonza”), for encapsulation and packaging services for YUTREPIA. We expect to continue to rely on third-party CMOs to manufacture, package and distribute some or all of our supply of YUTREPIA on a commercial scale.

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

L606 is manufactured exclusively by CMOs using the proprietary liposomal formulation methods provided by Pharmosa. Under the License Agreement, Pharmosa will manufacture clinical and commercial supplies of L606 and support Liquidia in establishing a redundant global supply chain. The proprietary nebulizer used to administer L606 will be manufactured by Vectura Limited (“Vectura”).

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

Under the terms of the Pharmosa License Agreement, as amended, we will be responsible for development, regulatory and commercial activities of L606 in the Territory. Pharmosa will manufacture clinical and commercial supplies of the liposomal formulation through its global supply chain and support us in establishing a redundant global supply chain. In consideration for these exclusive rights, we paid Pharmosa an upfront license fee of $10 million and paid an additional $3.5 million upfront license fee in October 2024 in connection with the rights granted in the First Amendment and the Device License Agreement. In addition to the upfront fees, we will pay Pharmosa potential development milestone payments tied to clinical development and approvals in PAH and/or PH-ILD of up to $37.75 million, potential sales milestones of up to $185 million in North America and $150 million outside North American and two tiers of low, double-digit royalties on all net sales of L606. Pharmosa will also receive a $10 million milestone payment for each additional indication approved by the FDA after PAH and PH-ILD and each additional product approved by the FDA under the license, a $2 million milestone payment for each additional indication approved by the EMA after PAH and PH-ILD, and a $0.5 million milestone payment for each additional indication approved by Japan’s Pharmaceuticals and Medical Devices Agency (the “PMDA”) after PAH and PH-ILD. As of December 31, 2025, no development milestones have been achieved under the Pharmosa License Agreement. We also retain the first right to negotiate for development and commercialization of L606 in other territories should Pharmosa seek a partner, subject to satisfaction of certain conditions as set forth in the Pharmosa License Agreement.

Vectura License Agreement

In October 2025, we entered into an exclusive licensing agreement (the “Vectura License Agreement”) with Vectura, which provided for, among other things, (i) the exclusive right for Liquidia Technologies to develop, manufacture and commercialize for use in the United States products containing treprostinil, including L606, administered via certain Vectura nebulizer devices for treatment in the field of hypertension and interstitial lung diseases, including PAH and PH-ILD and (ii) that Vectura shall be responsible for manufacturing and supplying Liquidia Technologies with clinical and commercial supplies of the devices.

Under the License Agreement, we are required to pay to Vectura (i) an upfront payment of $2 million in connection with the execution of the Vectura License Agreement, (ii) certain development milestone payments of up to $12 million upon achievement of certain development milestones; (iii) certain sales milestone payments of up to $92.5 million tied to commercial sales in the territory and (iv) royalty payments with royalty rates ranging in the middle single digits tied to commercial sales in the territory. The Vectura License Agreement also provides us with rights of first negotiation to add additional territories and indications during the term thereof as set out in the Vectura License Agreement.

The Vectura License Agreement will remain in effect on a country-by-country and product-by-product basis until the expiration of the applicable royalty term (as set forth in the Vectura License Agreement) in such country with respect to such product, at which time the Vectura License Agreement shall expire in respect of such country and product. The Vectura License Agreement may be terminated (i) by mutual agreement, (ii) by either party for a material breach by the other party, subject to notice and cure periods, (iii) by either party in the event of a bankruptcy event (as set forth in the Vectura License Agreement) of the other party, (iv) by us in the event we (x) discontinue the L606 program, (y) determine regulatory, scientific or technical infeasibility or (z) terminate our related supply or development agreements, and (v) by Vectura for (x) our failure to use commercially reasonable efforts to develop a product under the Vectura License Agreement, (y) upon receipt of notice that we will discontinue the L606 program or (z) in the event that we initiate a challenge to Vectura’s patent rights being licensed under the Vectura License Agreement.

Sandoz Promotion Agreement

Liquidia PAH entered into a Promotion Agreement (the “Promotion Agreement”) with Sandoz on August 1, 2018, as amended on May 8, 2020, September 4, 2020, November 18, 2022, and March 10, 2023, which engaged Liquidia PAH on an exclusive basis to promote the appropriate use of Sandoz’s Treprostinil Injection for the treatment of PAH in the United States, including its commonwealths, territories, possessions and military bases. Liquidia PAH works jointly with Sandoz on commercial strategy for Treprostinil Injection and on identifying, manufacturing and developing medical devices, including pumps and cartridges, that may be used to administer Treprostinil Injection. As the ANDA holder for Treprostinil Injection, Sandoz retains all rights to Treprostinil Injection and maintains responsibility for compliance with FDA regulatory and healthcare laws including any regulatory communications with the FDA or any other regulatory authorities.

Under the Promotion Agreement, Sandoz retains responsibility for: the specifications, manufacture and supply, distribution and future development of treprostinil; regulatory submission and interactions with the FDA pertaining to treprostinil, including maintaining all necessary regulatory approvals; reporting to the FDA or other regulatory authorities on matters relating to manufacturing, sale or promotion, such as any safety events involving treprostinil; internally reviewing and, as it determines appropriate, approving promotional materials developed by Liquidia PAH, and making submissions to the FDA’s Office of Prescription Drug Promotion; handling safety activities including adverse event reporting; and initiating and managing any recalls of treprostinil.

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

The University of North Carolina at Chapel Hill

In December 2008, we entered into the Amended and Restated License Agreement with The University of North Carolina at Chapel Hill (“UNC”) for the use of certain patent rights and technology relating to our PRINT technology (the “UNC License”). Under the terms of the UNC License, we have an exclusive license to such patent rights and technology for our drug products. The UNC License grants us the right to grant sublicenses to the technology as well as control the litigation of any infringement claim instituted by or against us in respect of the licensed patent rights. We are also responsible for all expenses associated with the prosecution and maintenance of the patents and patent applications. Such filings and prosecution will be carried out by UNC and in UNC’s name but under our control.

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

Alcon Inc.

We have exclusively licensed our PRINT technology to Aerie Pharmaceuticals, Inc. (“Aerie”) for broad usage in the design and commercialization of small molecule and biologic ophthalmic therapies. In November 2022, Alcon Inc. (“Alcon”) completed its acquisition of Aerie and, as a result, retains Aerie’s exclusive license to the use of our PRINT technology for ophthalmic therapies.

GlaxoSmithKline

In March 2023, we and GSK plc (“GSK”) entered into a Research License Agreement (the “GSK License Agreement”) which superseded and replaced our prior agreements with GSK. Pursuant to the GSK License Agreement, the Company has granted to GSK a non-exclusive, non-sublicensable (except to affiliates), royalty free license to use our PRINT technology for the sole purpose of conducting preclinical research and preclinical development of inhaled formulations of GSK’s Molecules in the Field and in the Territory (capitalized terms are as defined in the GSK License Agreement). The Company and GSK will each own and retain all rights, title, and interest in and to all inventions, discoveries and other subject matter (including Know-How (as defined in the GSK License Agreement)) together with all intellectual property rights therein which are owned or controlled by such party as of the date of the GSK License Agreement or which are invented or acquired by or on behalf of such party independent of the GSK License Agreement.

Liquidia is permitted to continuously use its PRINT technology for any inhaled formulation other than certain identified GSK proprietary molecules, pursuant to the GSK License Agreement. Under the terms of the GSK License Agreement, GSK will be required to seek an expanded license before it may use PRINT for clinical or commercial purposes.

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

Our success depends, in part, on our ability to obtain and maintain patent and other protection for our product candidates, enabling technology, inventions and know-how and our ability to defend and enforce these patents, preserve the proprietary nature of our trade secrets and trademarks and operate our business without infringing valid and enforceable patent and other proprietary rights of third parties. Where possible, we pursue both composition-of-matter patents and method-of-use patents for our product candidates. We also have patents covering our proprietary PRINT micro- and nano-particle fabrication technology.

We are the owner or exclusive licensee of patents and applications relating to our proprietary technology platform and our product candidates and are pursuing additional patent protection for these and for our other product candidates and technology developments.

As of December 31, 2025, we had a total of 151 patents and pending patent applications in our patent portfolio which protect our PRINT technology and drug products in development. As of December 31, 2025, we were the sole owner of 21 patents in the United States and 43 patents in foreign jurisdictions, as well as 13 additional pending patent applications, including provisional patent applications, in the United States, Europe, Japan and other jurisdictions. In addition to the patents and patent applications owned solely by us, our patent portfolio as of December 31, 2025 also included 51 patents and 23 patent applications licensed from third parties. As of December 31, 2025, we had an exclusive, worldwide license from UNC to 11 U.S. patents and seven foreign patents. Three of the patents licensed from UNC are jointly owned by us. Also, as of December 31, 2025, we had an exclusive license in the territory from Pharmosa to five U.S. patents and 20 foreign patents, as well as 23 additional patent applications in the United States or selected foreign jurisdictions. In addition, as of December 31, 2025, we had a license in the territory from Vectura to 8 U.S. patents. As of December 31, 2025, YUTREPIA was specifically protected by 16 issued patents in the United States, the longest-lived of which will expire in 2037.

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

Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, technologies and drug products that are more effective or less costly than products that we are currently developing or that we may develop, which could render our products obsolete and non-competitive. We expect any products that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price and the availability of reimbursement from government and other third-party payors. We also expect to face competition in our efforts to recruit and retain qualified personnel, establish clinical trial sites and secure patient enrollment in our clinical trials, and identify appropriate collaborators to help commercialize any approved products in our target commercial markets.

Our product, YUTREPIA, and our product candidate, L606, will compete for market share to treat patients diagnosed with PAH, PH-ILD, or any other indications for which we may receive marketing approval in the future. Treprostinil Injection, which we commercialize with Sandoz, competes only in the PAH market. Each disease has different competitive forces as described below.

Competition in PAH

Our products and development programs directed toward the treatment of PAH compete with several approved classes of drugs in clinically validated signaling pathways. These drugs may be used alone or in combination and may include branded or generic formulations or molecules with the following mechanisms of action: antagonists of endothelin receptors (“ERAs”) such as bosentan, macitentan and ambrisentan; inhibitors of the enzyme Phosphodiesterase-5 (“PDE5”) in the nitric oxide pathway such as tadalafil and sildenafil; soluble guanylate cyclase (“sGC”) stimulators such as riociguat; inhibitors of activin signaling such as sotatercept; and agonists of the prostacyclin pathway that either bind to the IP receptor, such as selexipag, or are analogs of endogenous prostacyclin, such as treprostinil, iloprost and epoprostenol. Most combination treatments are administered as separate doses, but some patients may use a single-tablet that includes macitentan and tadalafil. The branded forms of these molecules are commercialized by large pharmaceutical companies such as Johnson & Johnson under the name Janssen/Actelion, Gilead Sciences, Inc., Bayer Schering Pharma AG, Merck & Company, and United Therapeutics.

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

•

Tyvaso (treprostinil), is a nebulized formulation marketed by United Therapeutics for the treatment of PAH since 2009. Tyvaso is the reference listed drug in our NDA for YUTREPIA. Following patent litigation, United Therapeutics and Watson Pharmaceuticals reached a settlement whereby Watson Pharmaceuticals is now permitted to enter the market with a generic version of Tyvaso, effective as of January 1, 2026.

•	Tyvaso DPI (treprostinil) is a dry-powder formulation commercialized by United Therapeutics in partnership with MannKind Corporation. Tyvaso DPI was approved for the treatment of PAH in May 2022.
•

Ventavis (iloprost) is the only other inhaled prostacyclin analog and marketed by Actelion, a division of Johnson & Johnson. Approved to treat PAH since 2004, Ventavis is administered six to nine times per day via a nebulizer. Ventavis is still available to patients though utilization has significantly dwindled due to the more frequent and burdensome treatment regimen.

Orally delivered prostacyclin products. Oral products are perceived to be more convenient than inhaled and infused products. Orenitram (treprostinil), dosed three-times daily and sold by United Therapeutics, and Uptravi (selexipag), dosed twice daily and sold by Janssen Pharmaceuticals/Actelion, are both approved to treat PAH.

Infused prostacyclin analogs. Our Treprostinil Injection product to treat PAH faces competition primarily from the continued use of the branded Remodulin sold by United Therapeutics as well as additional generic treprostinil products offered by Teva, Par Pharmaceutical, Dr. Reddy’s and Alembic. Generic drug prices may decline dramatically as competitors seek to secure preferential utilization though the specialty pharmacy and hospital distribution channels in which parenteral prostacyclin products are sold. Other parenteral agents that utilize the prostacyclin pathway include parenteral iloprost and epoprostenol, which are marketed by multiple companies as generic and branded products.

We expect United Therapeutics to continue to defend its leadership position vigorously through, among other actions, life cycle management, marketing agreements with third-party payors, and pharmacy benefits managers. In February 2021, United Therapeutics announced the commercial launch of the Remunity® pump for Remodulin, which uses a small subcutaneous pump for patients starting or on a stable dose of Remodulin and can use prefilled Remodulin cassettes. The Remunity pump also has a water-resistant casing, which may be considered more convenient than the CADD-MS 3 infusion pumps currently used to deliver treprostinil subcutaneously. United Therapeutics also maintains intellectual property that could lead to improved product profiles for a variety of PAH treatments, including using prodrugs of treprostinil to decrease site pain associated with subcutaneous delivery or extend the release profile of treprostinil. Similarly, Corsair Pharma, a former partner of United Therapeutics, is developing a prodrug and transdermal patch intended to provide continuous and consistent blood levels of treprostinil comparable to an infusion pump.

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

Potential competition from products in development to treat PAH and/or PH-ILD

We also expect continued development by competitors of clinically validated or novel MOAs that may be approved during the period of time that YUTREPIA and our product candidates, if approved, are being commercialized. The approval of some or any of these could change the treatment paradigm and impact the utilization of our products in the prostacyclin class. Specific products in later stage development include:

•

Ralinepag, a once-daily oral IP agonist, is being developed by United Therapeutics to treat PAH. In March 2026, United Therapeutics announced that the long-term pivotal phase 3 ADVANCE OUTCOMES study met its primary endpoint, reducing the risk of a clinical worsening event compared with placebo in patients with PAH. United Therapeutics also stated that treatment with ralinepag was well-tolerated and the safety profile was consistent with known prostacyclin-related adverse events.

•

Treprostinil SMI, a version of inhaled treprostinil being developed by United Therapeutics as a soft mist inhaler (“SMI”). SMIs may be considered more convenient than nebulizers. First announced in February 2026, United Therapeutics has indicated that it will seek approval in the same indications for which Tyvaso is already approved (PAH and PH-ILD). United Therapeutics has announced that it intends to submit the program for FDA review in 2026 and that treprostinil SMI may also be developed for IPF and PPF if Tyvaso is approved for those indications. United Therapeutics has also indicated that it is planning a phase 2 study of treprostinil SMI to treat patients with PH-COPD.

•

Treprostinil Palmitil Inhalation Powder (“TPIP”), a once-daily, dry-powder formulation of a treprostinil prodrug, is being developed by Insmed to treat PAH and PH-ILD. Insmed has initiated pivotal studies in each disease with the purpose of seeking FDA approval.

•

Seralutinib, a tyrosine kinase inhibitor delivered as an inhaled dry-powder, is being developed by Gossamer to treat PAH and PH-ILD. Results released in February 2026 from a Phase 3 study in PAH did not meet the primary endpoint for improvement in six-minute walk distance, though the company states that clinically meaningful improvements were observed in patient sub-groups and secondary endpoints. Future development is uncertain at this time, but if successful, could be a second MOA to treat both PAH and PH-ILD.

•

Mosliciguat, a once-daily, inhaled sGC activator, is being developed by Pulmovant to treat PH-ILD, building on the body of knowledge from approved oral sGC stimulators in PAH. Pulmovant presented favorable data from a Phase 1 study demonstrating tolerability and a clinically meaningful reduction in pulmonary vascular resistance (“PVR”). Topline data from an on-going Phase 2 study is expected in the second half of 2026. A second Phase 2 study is being planned to evaluate mosliciguat in combination with inhaled treprostinil in PH-ILD. If future pivotal studies are successful, this would be a potential third MOA to treat PH-ILD.

We are also aware of several other agents in clinical development that are exploring mechanisms of action which, if approved, could impact the standard of care for treating PAH and/or PH-ILD in the United States, including programs from Cereno Scientific, Novartis AG, and Forsee Pharmaceuticals among others.

Human Capital

As of December 31, 2025, we employed 216 employees. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

Facilities

Our corporate headquarters is located in Morrisville, North Carolina, and consist of approximately 45,000 square feet of space under a lease that expires on December 31, 2031 and includes an option for us to renew the lease for an additional five years through December 31, 2036. The primary use of this location is general office, laboratory, research and development and light manufacturing. In June 2025, we entered into a lease for a second manufacturing and office space in Morrisville, North Carolina that consists of approximately 70,131 square feet of space. The lease expires on November 1, 2036, with the option to extend for two additional periods of five years each with appropriate notice. The lease is not expected to commence until late 2026. We will seek additional space as needed to accommodate our growth.

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

Patent Term Extension

Depending upon the timing, duration and specifics of FDA approval of the use of our product candidates, some of our United States patents may be eligible for limited patent term extension (“PTE”) under the Hatch-Waxman Act. The Hatch-Waxman Act permits the extension of a patent term by up to five years as compensation for patent term effectively lost during product development and the FDA regulatory review process. However, PTE cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for PTE. PTEs are not granted as a matter of right and must be applied for prior to expiration of the patent and within a sixty-day period from the date the product is first approved for commercial marketing. The U.S. Patent and Trademark Office (the “USPTO”), in consultation with the FDA, reviews and approves the application for any PTE. In the future, we may apply for PTEs, defined as the length of the regulatory review of products covered by our granted patents, for some of our currently owned or licensed applications and patents to add patent life beyond their current expiration dates. The length of such PTEs will depend on the length of the regulatory review; however, there can be no assurance that any such extension will be granted to us.

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

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we have or obtain regulatory approval. Some of the additional requirements and restrictions on coverage and reimbursement levels imposed by third-party payors influence the purchase of healthcare services and products. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific drugs on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication, or place drugs at certain formulary levels that result in lower reimbursement levels. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Further, one payor’s determination to provide coverage does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement may differ significantly from payor to payor as there is no uniform policy of coverage and reimbursement for drug products among third-party payors. In addition, payors may change their coverage and reimbursement with respect to any given product over time, so the fact that a drug product is covered at one point in time does not mean that it will continue to be covered or that other products will not be preferred in the future.

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

A manufacturer must participate in a federal program known as the 340B drug pricing program by entering into various programs for federal funds to be available to pay for the manufacturer’s drugs under Medicaid. The 340B program requires a participating manufacturer to charge certain federally funded clinics and safety net hospitals no more than an established discounted price for its covered outpatient drugs, per a formula defined by statute to determine the discounted price, which is based on the average manufacturer price (“AMP”) and the unit rebate amount as calculated under the Medicaid Drug Rebate Program, discussed further below. Manufacturers must report pricing information to CMS for the Health Resources and Services Administration (“HRSA”) on a quarterly basis. HRSA has also issued regulations relating to the calculation of the ceiling price as well as imposition of civil monetary penalties for each instance of knowingly and intentionally overcharging a 340B covered entity.

The Inflation Reduction Act of 2022 (the “IRA”), which includes certain new tax measures, was signed into law in August 2022. The IRA contains two main tax provisions, a new corporate alternative minimum tax imposed on certain corporations meeting average annual financial statement income of more than $1 billion during a three-year tax period, and an excise tax imposed upon share repurchases by certain publicly traded corporations. The IRA is effective for tax years beginning after December 31, 2022; we are evaluating the provisions of the IRA but currently do not believe these provisions will have a material impact on our consolidated financial statements. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026 with a second-year list being announced for 2027), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation, and replaces the Part D coverage gap discount program with a new discounting program, which began in 2025. Failure to comply with requirements under the drug price negotiation program or pay the identified rebates is subject to an excise tax and/or a civil monetary penalty. The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Certain legal challenges from pharmaceutical manufacturers and others in the industry continue, including challenges to the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. For these and other reasons, it is currently unclear how the IRA will be effectuated and the impact of the IRA on the pharmaceutical industry and on generic drug pricing cannot yet be fully determined. We cannot predict whether the IRA, in whole or in part, will be overturned, repealed, replaced, or amended.

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

Other Healthcare Laws and Compliance Requirements

Healthcare providers, physicians and third-party payors often play a primary role in the recommendation and prescription of our drug products and products for which we may provide contracted promotional services to third parties. Our current and future arrangements with healthcare providers, physicians, third-party payors and customers, and our sales, marketing and educational activities, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations (at the federal and state level) that may constrain our business or financial arrangements and relationships through which we market, sell, or distribute drug products.

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

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States including the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”).

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

Government Regulation Outside of the United States

In order to market any product outside of the United States, we will need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding development, approval, commercial sales and distribution of our products, and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of YUTREPIA and our product candidates, if approved. Whether or not we obtain FDA approval for a product, we must obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

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

Under the centralized procedure, the European Commission (“EC”) grants a single MA, valid in all EU/EEA member states, following a favorable opinion from the EMA. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicinal products (“ATMPs”), and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders, autoimmune diseases and other immune dysfunctions, or viral diseases. The centralized procedure is optional for products containing new active substances for indications other than those stated above, products that represent a significant therapeutic, scientific, or technical innovation, or whose authorization would be in the interest of public health. Under this procedure, the maximum evaluation timeframe for an MAA by the EMA is 210 days, excluding “clock stops” when the applicant must provide additional written or oral information in response to questions from the Committee for Medicinal Products for Human Use (“CHMP”). Alternative pathways may apply in specific cases, including:

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

In the EU, MAAs for generic medicinal products do not require the inclusion of preclinical and clinical trial results. Instead, they can refer to the data included in the MA of a reference product, provided that the data exclusivity period for the reference product has expired.

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

Recently adopted and pending legislation in the EU will impact regulatory procedures for medicinal products, including the Regulation (EU) 2021/2282 on health technology assessment adopted in January 2025, which, among other things, is designed to increase cooperation between EU member states to provide for a common assessment of clinical effectiveness to be taken into account by national reimbursement authorities across the EU. In addition, in April 2023, the European Commission adopted a proposal to revise the EU pharmaceutical legislation consisting of a new directive that would replace Directive 2001/83/EC and Regulation (EC) 726/2004, among others. The EU legislative process remains ongoing, with several stages still required before the regulations may receive final approval. If approved, such regulations would mark a significant overhaul of the current EU pharmaceutical legal framework and is anticipated to have a wide range of impact, including, but not limited to, regulatory approval procedures, regulatory data and market exclusivity periods, incentives for orphan medicines, and the so-called “Bolar exemption,” among others.

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

The regulatory framework in the United Kingdom with respect to medical devices is also expected to undergo significant changes. The current applicable legislation in Great Britain is largely still based on the European Economic Community’s Medical Devices Directives (93/42/EEC), which is no longer in effect in the EU after the adoption of the MDR, which came into effect after Brexit, and consequently was only implemented in Northern Ireland according to the provisions of the Windsor Framework. Notwithstanding the differing legal regimes in place in the United Kingdom, medical devices with a valid CE marking from the EU are authorized to be placed in the United Kingdom market until June 30, 2030 at the latest, depending on the device type and classification.

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

The following is a summary of the principal risk factors described in this section:

●	We are primarily dependent on the success of YUTREPIA, for which we recently received FDA approval for the treatment of PAH and PH-ILD, and L606, and these products and product candidates may fail to receive or to maintain final marketing approval (in a timely manner or at all) for some or all of the indications for which we have received or are seeking approval or may not be commercialized successfully.
●	United Therapeutics has initiated multiple lawsuits against us in which it has claimed that YUTREPIA is infringing its patents and two separate lawsuits against us that we and a former United Therapeutics employee, who later joined us as an employee, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices and that United Therapeutics is entitled to an ownership interest in a portion of our intellectual property. In several of these proceedings, United Therapeutics is seeking injunctive relief that would require YUTREPIA to be withdrawn from the market. These lawsuits, and other lawsuits that United Therapeutics may file in the future, may result in our company being unable to maintain FDA approval for YUTREPIA in PAH and/or PH-ILD or require us to stop selling YUTREPIA for one or both such indications, result in substantial damage claims against us if we are found to infringe any patents or to have misappropriated trade secrets, or result in United Therapeutics owning an interest in a portion of our intellectual property.
●	We may be unable to manufacture sufficient quantities of our products to meet future commercial demand.
●	We face significant competition from large pharmaceutical companies, among others, in developing and commercializing our products and product candidates, and our operating results will suffer if we are unable to compete effectively, including if one or more such products have a superior product profile to YUTREPIA and/or L606.
●	We expect to incur significant expenses for the foreseeable future as we commercialize YUTREPIA and advance YUTREPIA and our other product candidates through clinical trials, seek regulatory approval and pursue commercialization of any new indications for YUTREPIA and any approved product candidates. The future viability of our company will depend on our ability to fund future operations and capital requirements with revenue from YUTREPIA and, if necessary, additional capital from external financing.
●	We have a history of losses and our ability to sustain profitability in the future remains uncertain.
●	Our preclinical studies and clinical trials, including clinical trials to support new indications for YUTREPIA and our planned pivotal clinical trial of L606, may not be successful and delays in such preclinical studies or clinical trials may cause our costs to increase and significantly impair our ability to commercialize our product candidates. Results of previous clinical trials or interim results of ongoing clinical trials may not be predictive of future results.
●	Liquidia PAH does not hold the FDA regulatory approval for Treprostinil Injection and is dependent on Sandoz to manufacture and supply Treprostinil Injection in compliance with FDA requirements, and is more broadly dependent on their FDA and healthcare compliance relative to Treprostinil Injection.
●	Medical devices, which we do not control, are necessary for the administration of YUTREPIA, L606 and Treprostinil Injection.
●	Sales of Treprostinil Injection are dependent on market acceptance of generic treprostinil for parenteral administration and the medical devices used for administration of Treprostinil Injection, including the ICU Medical infusion pumps, any future pumps that we and/or Sandoz develop, and the RG Cartridge, by patients, health care providers and by third-party payors, while interactions with these persons and entities are subject to compliance requirements. The commercial success of Treprostinil Injection may also be impacted by increasing generic competition which may result in declining prices for Treprostinil Injection.
●	In the event revenues from YUTREPIA are insufficient to support our future capital needs, we expect that we would need further financing for our existing business and future growth, which may not be available on acceptable terms, if at all. Failure to obtain funding, if needed, on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product commercialization and development efforts or other operations. The failure to obtain further financing may also prevent us from capitalizing on other potential product candidates or indications which may be more profitable than YUTREPIA and/or L606 or for which there may be a greater likelihood of success.
●	Our financing facility with HealthCare Royalty Partners IV, L.P. (“HCR”) contains operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in HCR taking possession and disposing of any collateral.
●	Our products may not achieve market acceptance or third-party payor coverage.
●	L606 is based on proprietary, novel technology, which has not been used to manufacture any products that have been previously approved by the FDA, making it difficult to predict the time and cost of development and of subsequently obtaining final regulatory approval.
●	Our operations are concentrated in Morrisville, North Carolina and interruptions affecting us or our suppliers due to natural or man-made disasters or other unforeseen events could materially and adversely affect our operations and result in losses that may not be covered by insurance.
●	We may not be able to scale or maintain our commercial operation, including scaling and maintaining marketing and sales capabilities or entering into agreements with third parties to market and sell our drug products.
●	We depend on third parties for clinical and commercial supplies, including single suppliers for the active ingredient, the device, encapsulation and packaging of YUTREPIA and single suppliers for the drug product and device for L606. In the event of any disruption in these supplies, our ability to develop and commercialize, and the timeline for commercialization of, YUTREPIA and/or L606 may be adversely affected.
●	We rely on third parties to conduct our preclinical studies and clinical trials.
●	We may become involved in litigation to protect our intellectual property, to enforce our intellectual property rights or to defend against claims of intellectual property infringement by third parties, which could be expensive, time-consuming and may not be successful.
●	We depend on skilled labor, and our business and prospects may be adversely affected if we lose the services of our skilled personnel, including those in senior management, or are unable to attract new skilled personnel.
●	We expect that the market price of our common stock may be volatile, and you may lose all or part of your investment.
●	As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the trading price of our shares.

Risks Related to our Financial Position and Need for Additional Capital

We expect to incur significant expenses for the foreseeable future as we commercialize YUTREPIA and advance YUTREPIA and our other product candidates through clinical trials, seek regulatory approvals and pursue commercialization of new indications for YUTREPIA and any approved product candidates. The future viability of our company will depend on our ability to fund future operations and capital requirements with revenue from YUTREPIA and, if necessary, additional capital from external financing.

We are subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to fund future operations and capital requirements through product sales or, if necessary, additional capital from external financing. We expect to incur significant expenses for the foreseeable future as we commercialize YUTREPIA and advance YUTREPIA and our other product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. Our ability to generate sustained revenue will be adversely affected if we are unable to maintain FDA approval for and successfully commercialize YUTREPIA or obtain marketing approval for and successfully commercialize one or more of our other product candidates. United Therapeutics is seeking injunctive relief that would require us to remove YUTREPIA from the market or remove one or both of PAH and PH-ILD from its label, which would limit our ability to commercialize YUTREPIA, if we are able to do so at all. Even with marketing approval for

YUTREPIA and any of our other product candidates for which we may receive marketing approval in the future, we will continue to incur significant expenses, including those related to product manufacturing, marketing, sales and distribution. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. It is uncertain if we will be able to continue to generate sustained revenue from product sales. The future viability of our company will depend on our ability to fund future operations and capital requirements with revenue from YUTREPIA and, if necessary, additional capital from external financing. We may seek additional funding through public or private financings, debt financing or collaboration. Our inability to obtain funding, if and when needed, would have a negative impact on our financial condition and ability to pursue our business strategies.

We have a history of losses and our ability to sustain profitability in the future remains uncertain.

Although we achieved profitability in the third and fourth quarters of 2025 and had positive operating cash flows in the fourth quarter of 2025, our ability to maintain profitability and positive operating cash flows in the future remains uncertain. We have incurred net losses of $68.9 million during the year ended December 31, 2025, and $128.3 million and $78.5 million during the years ended December 31, 2024 and 2023, respectively. We also had negative operating cash flows for each of these periods. As of December 31, 2025, we had an accumulated deficit of $626.3 million.

Our ability to sustain profitability and positive cash flows will be affected by, among other factors, the timing and magnitude of our expenses, including payments related to the HCR Agreement and expenses related to our planned clinical studies and planned clinical studies. Since our incorporation, we have invested heavily in the development of our products and product candidates and technologies, as well as in recruiting management and scientific personnel. We have only recently started commercialization of YUTREPIA, and future cash flows from the sale of YUTREPIA remain uncertain. Revenue generated from YUTREPIA and Treprostinil Injection may be insufficient to match our operating expenses, particularly if United Therapeutics is successful in obtaining injunctive relief that would limit our ability to commercialize YUTREPIA, if we are able to do so at all. We expect to continue to devote substantial financial and other resources to the commercialization of YUTREPIA and further clinical development of YUTREPIA and our other product candidates and, as a result, must generate sustained revenue to achieve and maintain profitability. In the future, we may incur losses and have periods of negative cash flow and we may require additional funding to continue our operations and maintain compliance with debt covenants, and could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect our business prospects, or potentially force us to cease operations.

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

We may need to raise additional funds to meet our future funding requirements for commercialization and further clinical development of YUTREPIA and continued research, development and commercialization of our product candidates and technology. Our future funding requirements will be heavily determined by the success of commercialization of YUTREPIA and the resources needed to support development of new indications for YUTREPIA and development of our other product candidates. United Therapeutics is seeking injunctive relief that would require us to remove YUTREPIA from the market or remove one or both of PAH and PH-ILD from its label, which would limit our ability to commercialize YUTREPIA, if we are able to do so at all. In the event that funds generated from our operations are insufficient to fund our future growth, we may raise additional funds through the issuance of equity or debt securities or by borrowing from banks or other financial institutions. We cannot assure you that we will be able to obtain such additional financing on terms that are acceptable to us, or at all. Global and local economic conditions could negatively affect our ability to raise funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing, even if obtained, may be accompanied by restrictive covenants that may, among other things, limit our ability to pay dividends or require us to seek consent for payment of dividends, or restrict our freedom to operate our business by requiring consent for certain actions.

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

Our management has broad discretion in using our available capital and may not use it effectively.

We are using our available capital, including funds generated through our business operations, the net proceeds of our financing facility with HCR, and the net proceeds of our prior public and private equity offerings, to support the development and commercialization of YUTREPIA, the commercialization of Treprostinil Injection, the development of L606, and for general corporate purposes. Our management has broad discretion in the application of such capital and could spend it in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish funds available to service our obligations to HCR, cause the value of our equity to decline and delay the development of our products and product candidates. Pending their use, we may invest such proceeds in short-term, investment-grade, interest-bearing securities, which may not yield favorable returns.

We depend on skilled labor, and our business and prospects may be adversely affected if we lose the services of our skilled personnel, including those in senior management, or are unable to attract new skilled personnel.

Our ability to continue our operations and manage our potential future growth depends on our ability to hire and retain suitably skilled and qualified employees, including those in senior management, in the long-term. Due to the specialized nature of our work, there is a limited supply of suitable candidates. We compete with other biotechnology and pharmaceutical companies, educational and research institutions and government entities, among others, for research, technical, clinical and sales and marketing personnel. In addition, in order to manage our potential future growth effectively, we may need to further improve our financial controls and systems and, as necessary, recruit sales, marketing, managerial and finance personnel. The loss of the services of members of our sales team could seriously harm our ability to successfully implement our business strategy. If we are unable to attract and retain skilled personnel, including in particular Roger Jeffs, our Chief Executive Officer, we may not be able to successfully implement the tasks necessary to further develop and commercialize our products and product candidates and, accordingly, our business and prospects may be materially and adversely affected.

Our ability to use our net operating loss carry forwards and research and development tax credits may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), if a corporation undergoes an “ownership change”, generally defined as a greater than 50.0% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes, such as research and development tax credits, to offset its post-change taxable income or tax liabilities may be limited. During the year ended December 31, 2025, we completed a study to assess whether historical equity transactions resulted in an ownership change within the meaning of Section 382 of the IRC. Based on this analysis, we determined that an ownership change occurred in a prior year. As a result, the utilization of a portion of our carryforwards is subject to an annual limitation under Section 382. The limitation may cause certain NOLs to expire unused before being fully utilized. Subsequent ownership changes may further limit our ability to use our net operating loss carryforwards and research and development tax credits to offset future potential taxable income or tax liabilities. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. Depending on our future tax position, continued suspension of our ability to use NOLs could result in increased future tax liability to us and could have an adverse income on our results of operations and financial condition.

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

We are a biopharmaceutical company with only one approved product, which was approved by the FDA in May 2025 and began commercialization in June 2025. Accordingly, we have only a short history of commercial operations upon which you can evaluate our prospects. Drug product development and commercialization involves a substantial degree of uncertainty. Having only recently obtained final marketing approval for YUTREPIA, our first approved product, the future revenue, profitability and cash flows, if any, from commercialization of YUTREPIA remain uncertain. We may not be able to continue to generate sustained revenue, profitability or positive cash flow from YUTREPIA or any other pharmaceutical products or successfully overcome the risks and uncertainties frequently encountered by companies undertaking drug product development and commercialization. Consequently, your ability to assess our business, financial condition and prospects may be significantly limited. Further, the net revenue and net losses that we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Other unanticipated costs may also arise in connection with the development of our products and product candidates and commercialization of YUTREPIA.

Sales of YUTREPIA and Treprostinil Injection are dependent on market acceptance by patients, health care providers and by third-party payors, while interactions with these persons and entities are subject to compliance requirements.

Arrangements with healthcare providers, physicians, third-party payors and customers, and our sales, marketing and educational activities, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain our business or financial arrangements and relationships.

The degree of market acceptance of YUTREPIA and Treprostinil Injection will depend on a number of factors, including:

●	the efficacy, safety and potential advantages compared to alternative treatments;
●	our ability to offer YUTREPIA and Treprostinil Injection for sale at competitive prices;
●	the convenience and ease of administration compared to alternative treatments;
●	product labeling or product insert requirements of the FDA or foreign regulatory authorities, including any limitations or warnings contained in a product’s approved labeling, including any black box warning;
●	the willingness of the target patient population to try and of physicians to prescribe new treatments, including, with respect to Treprostinil Injection, the generic version of a brand;
●	our ability to hire and retain sales and marketing personnel and their ability to support the commercialization of YUTREPIA and Treprostinil Injection;
●	the strength of manufacturing and distribution support for YUTREPIA and Treprostinil Injection;
●	any requirements by third-party payors to use other therapies prior to or in lieu of YUTREPIA or Treprostinil Injection, or any requirements by third-party payors to use YUTREPIA or Treprostinil Injection prior to or in lieu of other therapies;
●	our ability to maintain availability of medical devices used to administer YUTREPIA and Treprostinil Injection and preferences of the target patient population and health care providers regarding the medical devices used to administer YUTREPIA and Treprostinil Injection versus medical devices used to administer alternative therapies;
●	the availability of third-party coverage and adequate reimbursement for YUTREPIA and Treprostinil Injection;
●	the prevalence and severity of any side effects;
●	any restrictions on the use of YUTREPIA or Treprostinil Injection together with other medications;
●	our and Sandoz’s ability to maintain relationships with the specialty pharmacies; and
●	the services provided by specialty pharmacies related to use of YUTREPIA and Treprostinil Injection.

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

In addition, to administer Treprostinil Injection through subcutaneous injection, patients currently must use the CADD-MS 3 infusion pump manufactured by ICU Medical. ICU Medical no longer manufactures or supports the CADD-MS 3 infusion pump. Although we believe that the number of available CADD-MS 3 infusion pumps will be sufficient to serve patients through at least the end of 2026, it is possible that the availability of CADD-MS 3 infusion pumps could end earlier. Due to this limitation in the availability of pumps, specialty pharmacies will limit the number of patients that they place on subcutaneous Treprostinil Injection therapy in order to ensure that patients placed on subcutaneous administration of Treprostinil Injection will not have to discontinue such treatment due to the unavailability of CADD-MS3 infusion pumps. Until we and/or Sandoz are able to obtain a pump to replace the CADD-MS 3 infusion pump, if ever, the number of patients that can receive subcutaneous administration of Treprostinil Injection will continue to be constrained, which would continue to adversely affect sales of Treprostinil Injection.

We and/or Sandoz may seek to work with third parties to develop or procure other pumps that can be used to administer Treprostinil Injection in the future. Such pumps will require FDA 510(k) clearance before they can be sold. We or our partners may not receive FDA 510(k) clearance for any such pumps or, even if we or they receive FDA 510(k) clearance for any such pumps, that such clearance would be received in a timely manner. If we and/or Sandoz are unable to identify, develop and obtain any required FDA clearance for new pumps for the subcutaneous administration of Treprostinil Injection prior to the unavailability of the CADD-MS 3 infusion pump, we may no longer be able to serve patients with Treprostinil Injection through the subcutaneous route of administration.

Failure by us or third parties to successfully develop or supply the medical equipment or to obtain or maintain regulatory approval or clearance of such medical equipment could negatively impact the market acceptance of and sales of YUTREPIA and Treprostinil Injection.

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

In connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, we provided a new notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed a complaint for patent infringement against us in the U.S. District Court for the District of Delaware (Case No. 1:23-cv-00975-RGA) (the “‘327 Patent Litigation”). In the ‘327 Patent Litigation, United Therapeutics is asserting that the Company infringes U.S. Patent No. 11,826,327 (the “‘327 Patent”), entitled “Treatment for Interstitial Lung Disease,” and is seeking injunctive relief that would require YUTREPIA to be removed from the market and monetary damages. Trial was held in June 2025. The outcome of the trial is uncertain, which creates risk regarding our ability to continue commercializing YUTREPIA, because an adverse decision could result in immediate injunctive or other relief, which could materially disrupt our business. In the event United Therapeutics prevails, the Court may order that the FDA withdraw its approval for YUTREPIA or that the PH-ILD indication be removed from YUTREPIA’s label. If the court issues an injunction or the FDA is required to withdraw approval for YUTREPIA due to the inclusion of PH-ILD on the label, we may be unable to market YUTREPIA for either indication at least until the label is successfully amended and reapproved. There is no assurance that the FDA will approve such an amendment in a timely manner, or at all, which could result in a prolonged interruption of YUTREPIA sales.

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

In May 2024, United Therapeutics filed a second complaint in the Superior Court in Durham County, North Carolina, against the Former Employee, alleging that he breached prior employment agreements with United Therapeutics by failing to assign to United Therapeutics his interest in patents obtained by us that are alleged to have relied upon or benefitted from certain inventions, discoveries, materials, authorship, derivatives and results developed by the Former Employee while he was employed by United Therapeutics. We were also named as a defendant in this lawsuit. As part of the lawsuit, United Therapeutics alleges that the Former Employee misappropriated certain intellectual property of United Therapeutics which led to the development of YUTREPIA. The complaint also seeks declaratory judgement such that all right, title and interest in and to any patentable or unpatentable inventions, discoveries, and ideas made or conceived by the Former Employee while employed by us should be assigned and transferred to United Therapeutics because they allegedly involved the use of United Therapeutics’ confidential information. In July 2024, we filed a motion to dismiss all claims. The motion was denied in May 2025. The lawsuit remains ongoing. If United Therapeutics prevails with respect to its breach of contract claims, we could be required to assign an interest in certain of our intellectual property, including our ‘494 patent, to United Therapeutics, in which case we would not be able to prevent United Therapeutics from practicing our proprietary methods.

Success in a lawsuit, including in any lawsuit with respect to some patents or some claims in a given patent, does not mean that we will be similarly successful upon appeal of those decisions. In addition, success in one proceeding, including with respect to a given patent, patent claim or trade secret, does not mean we will be similarly successful with respect to that same or a similar patent, patent claim or trade secret in another proceeding.

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

We face significant competition from industry players worldwide, including large multi-national pharmaceutical companies, other emerging or smaller pharmaceutical companies, as well as universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as a larger research and development staff and more experience in manufacturing and marketing, than we do. As a result, these companies may obtain marketing approval for their product candidates more quickly than we are able to and/or be more successful in commercializing their products, including generic treprostinil products, than us. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaboration arrangements with large, established companies. We may also face competition as a result of advances in the commercial applicability of new technologies and greater availability of capital for investment in such technologies. Our competitors may also invest heavily in the discovery and development of novel drug products that could make our product candidates less competitive or may file FDA citizen petitions or other correspondence with the FDA, which may delay the approval process for our product candidates. Furthermore, our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, pharmaceutical products that are easier to develop, more effective or less costly than any product candidates that we are currently developing or that we may develop. Our competitors may also succeed in asserting existing patents or developing new patents, including patents that may issue from patent applications that are currently being pursued by United Therapeutics, to which we do not have a license, in an attempt to prevent us from marketing our products. These competitors may also compete with us in recruiting and retaining qualified sales personnel or in enrolling our clinical studies.

Any new drug product that competes with a prior approved drug product must demonstrate advantages in safety, efficacy, tolerability or convenience in order to overcome price competition and to be commercially successful. YUTREPIA faces, and our product candidates if approved will face, competition from drug products that are already on the market, as well as those in our competitors’ development pipelines. We expect that YUTREPIA, an inhaled treprostinil therapy for the treatment of PAH and PH-ILD, and L606, a nebulized, liposomal formulation of treprostinil for treatment of PAH and PH-ILD, will face competition from the following inhaled prostacyclin analog therapies that are either currently marketed or in clinical development:

●	Tyvaso (treprostinil), marketed by United Therapeutics, has been approved for the treatment of PAH in the United States since 2009 and for PH-ILD since 2021. Tyvaso is the reference listed drug in our NDA for YUTREPIA. Following patent litigation, United Therapeutics and Watson Pharmaceuticals reached a settlement whereby Watson Pharmaceuticals was permitted to enter the market with a generic version of Tyvaso, effective as of January 1, 2026.
●	Tyvaso DPI (treprostinil), licensed from MannKind by United Therapeutics, is a dry-powder formulation of treprostinil that was approved for the treatment of PAH and PH-ILD in the United States in May 2022.

●	Treprostinil SMI, a version of inhaled treprostinil being developed by United Therapeutics as a soft mist inhaler. SMIs may be considered more convenient than nebulizers. First announced in February 2026, United Therapeutics has stated that it will seek approval in the same indications for which Tyvaso is already approved (PAH and PH-ILD). United Therapeutics has stated that it intends to submit the program for FDA review in 2026 and that treprostinil SMI may also be developed for IPF and PPF if Tyvaso is approved for those indications. United Therapeutics has stated that it is planning a phase 2 study to treat patients with PH-COPD.
●	TPIP, a dry-powder formulation of a treprostinil prodrug being developed by Insmed. Insmed announced the completion of an initial Phase 1 study in February 2021 which demonstrated that TPIP was generally safe and well tolerated, with a pharmacokinetic profile that supports once-daily dosing. Based on Phase 2 trial results shared in 2024 and 2025, Insmed has stated that it intends to pursue discussions with global regulatory authorities on the design of pivotal trials to support indications in PAH and PH-ILD. Insmed has stated that it has initiated a Phase 3 study in 2025 for PH-ILD and intends to initiate a study in the first half of 2026 for PAH and additional studies for non-PH indications in the second half of 2026. If the TPIP clinical program is successful in demonstrating less frequent dosing with similar efficacy and safety to YUTREPIA and Tyvaso DPI, then TPIP has the potential to be viewed as a more attractive option and may take market share rapidly.
●	Ventavis (iloprost), marketed by Actelion, a division of Johnson & Johnson, has been approved for the treatment of PAH in the United States since 2004.

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

In addition to treprostinil-based therapies, other classes of therapeutic agents for the treatment of PAH and/or PH-ILD include the following:

●	IP-agonists to treat PAH, such as selexipag, marketed by Actelion, and ralinepag, licensed from Arena Pharmaceuticals, Inc. by United Therapeutics, which is currently in Phase 3 clinical development with positive top-line results announced in March 2026.

●	Endothelin receptor antagonists to treat PAH, such as bosentan and macitentan, both marketed by Actelion, and ambrisentan, marketed by Gilead. Generic versions of bosentan and ambrisentan are currently available.
●	PDE-5 inhibitors to treat PAH, such as tadalafil, marketed by United Therapeutics, and sildenafil, marketed by Pfizer Inc. Generic versions of both tadalafil and sildenafil are currently available.
●	sGC stimulators, such as oral riociguat marketed by Bayer for PAH, and inhaled mosliciguat, an sGC activator, being developed by Pulmovant for PH-ILD.
●	Activin signaling inhibitor to treat PAH, such as sotatercept marketed by Merck & Co.

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

We are also aware of several other agents in clinical development that are exploring mechanisms of action which, if approved, could impact the standard of care for treating PAH and/or PH-ILD in the United States, including, but not limited to, programs from Gossamer Bio, Inc., Cereno Scientific, Novartis AG, Inhibikase, and Forsee Pharmaceuticals among others.

We plan to evaluate inhaled treprostinil in indications beyond PAH and PH-ILD, including IPF, PPF, SSc-RP and PH-COPD. Expansion into these indications will expose us to additional risks and uncertainties, including increased competition from approved therapies and product development candidates, evolving standards of care, and shifting regulatory or reimbursement landscapes. Due to competitive pressures, we may elect to delay, scale back or discontinue one or more of these development programs.

There are a number of competitors seeking marketing approval and/or regulatory exclusivity with respect to products that are or would be competitive to L606 or products that are or would be competitive with YUTREPIA in the new indications that we are developing. Thus, we face the risk that one of our competitors will be granted marketing approval and/or regulatory exclusivity before we are able to obtain FDA approval for L606 or for such new indications for YUTREPIA. In that case, as stated above, there is the possibility that such a competitor would be able to prevent us from obtaining approval of and marketing our product candidate until the expiration of the competitor’s term of FDA regulatory exclusivity, which could be a term of three years for so-called New Clinical Investigation exclusivity, or could conceivably be for longer periods of time if the competitor is successful in being granted other forms of FDA regulatory exclusivity which might include, for example, Orphan Disease Designation exclusivity (seven years), New Chemical Entity exclusivity (five years), or Pediatric exclusivity (six months beyond other existing exclusivities or patent terms).

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

Also, if we are unable to provide continuous access to YUTREPIA to patients, our reputation and ability to compete with our competitors may be impaired. For example, if United Therapeutics prevails in the ‘327 Patent Litigation and we are required to withdraw YUTREPIA from the market, at least until PH-ILD is removed from the label, YUTREPIA may be unavailable until the FDA has approved a change to its label. In addition, if we are unable to manufacture sufficient quantities of YUTREPIA to meet future market demand, YUTREPIA may be unavailable until we are able to increase our capacity. Any such unavailability of YUTREPIA, even if for a brief time period, could have a material adverse effect on our business.

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

Once an NDA is approved, the drug product covered will be listed as a reference listed drug in the FDA’s Orange Book. In the United States, manufacturers of drug products may seek approval of generic versions of reference listed drugs through the submission of ANDAs. Following the introduction of a generic drug product, a significant percentage of the sales of any reference listed drug may be lost to the generic drug product. In support of an ANDA, a generic manufacturer is generally required to show that its product has the same active pharmaceutical ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug. Generic drug products may be significantly less expensive to bring to market than the reference listed drug, and companies that produce generic drug products are generally able to offer them at lower prices. Because generic manufacturers need samples of a reference listed drug to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic products.

The Creating and Restoring Equal Access to Equivalent Samples Act (the “CREATES Act”) was enacted in 2019, which requires brand manufacturers of approved drugs to provide sufficient quantities of product samples on commercially reasonable, market-based terms to generic manufacturers. The CREATES Act establishes a private right of action allowing generic manufacturers to sue brand manufacturers that refuse to sell them product samples needed to support their applications. If we are required to provide product samples or allocate additional resources to respond to such requests or any legal challenges under the CREATES Act, our business could be adversely impacted.

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

Any competition that YUTREPIA or our product candidates may face, if and when such product candidates are approved for marketing and commercialized, from generic versions could substantially limit our ability to realize a return on our investment in the development of our product candidates and have a material and adverse effect on our business and prospects.

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

If our drug products fail to receive a sufficient level of market acceptance or sufficient third-party payor coverage, our ability to generate revenue from sales of our drug products will be limited, and our business and results of operations may be materially and adversely affected.

We may not be able to scale or maintain our commercial operation, including scaling and maintaining marketing and sales capabilities or entering into agreements with third parties to market and sell our drug products.

In order to market and sell any of our drug products, including YUTREPIA, we will be required to build and maintain our marketing and sales capabilities with respect to such products. With the acquisition of Liquidia PAH, we acquired a commercial field force to market generic treprostinil in accordance with the Promotion Agreement. In addition, during 2023, we significantly increased the size of our commercial field force in anticipation of our commercialization of YUTREPIA. However, we may be unable to retain or scale our commercial field force sufficiently to adequately promote YUTREPIA. We may face significant competition in recruiting and retaining our sales personnel. Moreover, we cannot assure you that we will be successful in further building or effectively managing our marketing and sales capabilities or be able to do so in a cost-effective manner. In addition, we may enter into collaboration arrangements with third parties to market our drug products. We may face significant competition for collaborators. In addition, collaboration arrangements may be time-consuming to negotiate and document. We cannot assure you that we will be able to negotiate collaborations for the marketing and sales of our drug products on acceptable terms, or at all. Even if we do enter into such collaborations, we cannot assure you that our collaborators will be successful in commercializing our products. If we or our collaborators are unable to successfully commercialize our drug products, whether in the United States or elsewhere, our business and results of operations may be materially and adversely affected.

As we seek to expand our commercial operation with respect to YUTREPIA, we also continue to evaluate and develop additional drug candidates, including L606, and new indications for our approved products, including YUTREPIA. There can be no assurance that we will be able to successfully manage the balance of our research and development operations with our commercial activities. Potential investors should be aware of the problems, delays, expenses and difficulties frequently encountered by companies balancing development of product candidates, which can include problems such as unanticipated issues relating to clinical trials and receipt of approvals from the FDA and foreign regulatory bodies, with commercialization efforts, which include problems relating to managing manufacturing and supply, reimbursement, marketing problems, and other additional costs.

There are risks involved with expanding and maintaining our sales, marketing, and other commercialization capabilities. For example, recruiting and training a commercial field force is expensive and time-consuming.

Factors that may impact our efforts to commercialize our drug candidates on our own and generate product revenues include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel over a large geographic area;
●	the costs and time associated with the initial and ongoing training of sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;
●	understanding and training relevant personnel on the limitations on, and the transparency and reporting requirements applicable to, remuneration provided to actual and potential referral sources;
●	the clinical indications for which the products are approved and the claims that we may make for the products;
●	limitations or warnings, including distribution or use restrictions, contained in the products’ approved labeling;
●	the inability of sales personnel to obtain access to physicians or to effectively promote any products;
●	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;
●	any distribution and use restrictions imposed by the FDA or to which we agree;
●	liability for sales and marketing personnel who fail to comply with the applicable legal and regulatory requirements;
●	our ability to maintain a healthcare compliance program including effective mechanisms for compliance monitoring; and
●	unforeseen costs and expenses associated with creating a sales and marketing organization.

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

Forecasting and accounting for YUTREPIA product sales requires us to make numerous assumptions and, if our estimates are inaccurate, our business may be harmed and our share price may be adversely affected.

Our business planning requires us to forecast or make assumptions regarding product demand and revenues for YUTREPIA, despite numerous uncertainties. Actual demand and revenue may differ materially from projected demand and revenue for various reasons, including the following, as well as risks identified in other risk factors:

●	the size of the addressable market for YUTREPIA relative to our estimates;
●	the efficacy and safety of YUTREPIA relative to marketed products and product candidates in development by third parties;
●	pricing (including discounting and other promotions), reimbursement, product returns or recalls, competition, labeling, adverse events and other items that impact commercialization;
●	the rate of adoption in the particular market, including fluctuations in demand for various reasons;
●	weather events and other factors disrupting or impacting prescriptions or our ability to ship product to customers; and

●	proportion of products provided without compensation through patient support programs or other free drug programs.

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for YUTREPIA and manage our inventory. To ensure adequate inventory supply, we must forecast inventory needs and place orders with our suppliers based on our estimates of future demand for YUTREPIA. We seek to maintain sufficient levels of inventory to protect ourselves from supply interruptions. As a result, we are subject to the risk that a portion of our inventory will become obsolete or expire, which could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

In addition, we expect that our revenues from sales of YUTREPIA will be based in part on estimates, judgment and accounting policies. Any incorrect estimates or disagreements with regulators or others regarding such estimates, judgment or accounting policies may result in changes to our guidance, projections or previously reported results. Expected and actual product sales and quarterly and other results may greatly fluctuate, including in the near-term, and such fluctuations can adversely affect the price of our common stock, perceptions of our ability to forecast demand and revenues, and our ability to maintain and fund our operations. The metrics that we are tracking in order to evaluate the success of our sales efforts may not correlate to commercial success.

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

Our business and operations could be adversely affected by public health emergencies, including pandemics and epidemics, in regions where we have offices, manufacturing facilities, clinical trial sites or other business operations, and could cause significant disruption in the operations of clinical trial sites, CMOs or suppliers and contract research organizations (“CROs”) upon whom we rely.

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

The United States and global markets are experiencing and may in the future experience volatility and disruption, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation and interest rates, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of geopolitical conflicts, including in Russia and Ukraine, the Middle East, South America and other areas, terrorism or other events. Sanctions, tariffs and enhanced export controls imposed by the United States and other countries, including those focusing on national security-related technologies, including biotechnology, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.

Changes in regulations and policies in the United States and the resulting political and economic uncertainty inside and outside the United States may also impact us, the financial markets and the global economy. The U.S. has imposed increased tariffs on certain countries. Other countries have responded, and may continue to respond, by announcing retaliatory tariffs on U.S. imports. In addition, the U.S. Department of Commerce has initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, which could result in the imposition of new tariffs on imports within the pharmaceutical industry. Further, the U.S. announced a 100% tariff, on any branded or patented pharmaceuticals imported into the U.S. from drug manufacturers that do not have, or is not in the process of building, a manufacturing facility in the U.S., which has been delayed as negotiations with large drug manufacturers continue. The terms and effects of such tariffs, if and as they are implemented, and other policy changes are uncertain and could have adverse implications on drug pricing, drug production levels and patient access, and may result in supply chain or other operational disruptions. If we are required to change our current manufacturing partners or suppliers now or in the future in order to avoid such tariffs, the terms of new agreements that we may enter into may not be favorable to us and related operational disruptions may heighten manufacturing and compliance risks and derail commercialization plans.

The tariffs have disrupted, and may continue to disrupt, the global markets and escalate tensions between the U.S. and other countries. We procure APIs, medical devices and other raw materials from suppliers in South Korea, Taiwan, China, Italy and elsewhere. In addition, Sandoz currently procures treprostinil from a production facility in Canada. Tariffs imposed on or by one or more of these jurisdictions may increase our costs. The extent of the impact that such tariffs, trade policies, or new legislation or regulations will have on our business specifically, or on the U.S. market and global economy generally, are uncertain and in the long term, unpredictable, and could adversely affect our business, financial condition, and results of operations. In addition, the increased tariffs could impact our ability to commercialize future drug candidates for the U.S. market, which is relevant to our ability to generate future revenues from these activities. As a result, the continued impact of these tariffs may impair our plans for further drug development in the U.S. market as well as our ability to generate revenues.

The United States has also enacted regulations or policies that affect trade or otherwise impact the pharmaceutical industry by restricting U.S. pharmaceutical companies from contracting with certain countries for the development, research or manufacturing of pharmaceutical products. In December 2025, the BIOSECURE Act was signed into law as part of the National Defense Authorization Act, which restricts U.S. government agencies from purchasing or obtaining certain biotechnology equipment or services from “biotechnology companies of concern” (“BCC”); entering, extending or renewing a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract; or granting government funds or loans for such biotechnology equipment or services provided by a BCC. While we do not currently anticipate any material impact from the BIOSECURE Act, it may have significant implications for U.S. companies with government contracts that obtain biotechnology equipment or services from a BCC, including contracts with the Department of Veterans Affairs, and any related impact on reimbursement under Medicaid and Medicare Part B.

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

Although our business has not been materially impacted by the tariffs or regulatory changes adopted to date or adverse effects of geopolitical events, natural or man-made disasters or other business disruptions, such matters may affect our business in the future and it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of such adverse geopolitical events, natural or man-made disasters or other business disruptions and actual or perceived political or economic instability and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

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

Our ability to generate revenue from sales of our own products, such as YUTREPIA, and to achieve sustained profitability depend on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain and maintain the regulatory and marketing approvals necessary to commercialize, our product, YUTREPIA, and one or more of our other product candidates. We expect that a substantial portion of our efforts and expenditure over the next few years will be devoted to expanding the labelled indications for YUTREPIA and to seek approval for our product candidate, L606, a nebulized, liposomal formulation of treprostinil for treatment of PAH and PH-ILD.

United Therapeutics invested considerable time and resources to delay the approval and commercialization of YUTREPIA, and our ability to maintain regulatory approval for YUTREPIA for one or more indications is impacted by ongoing litigation following lawsuits filed by United Therapeutics. For instance, in connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, United Therapeutics filed the ‘327 Patent Litigation, in which United Therapeutics is seeking an injunction to require that YUTREPIA be withdrawn from the market and to prevent us from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA for the treatment of both PAH and PH-ILD. In addition, in May 2025, United Therapeutics filed the ’782 Patent Litigation, in which United Therapeutics is seeking to enjoin us from commercializing YUTREPIA and monetary damages. If United Therapeutics is successful in either the ‘327 Patent Litigation or the ‘782 Patent Litigation, we may be unable to maintain approval for, or to successfully commercialize, YUTREPIA.

Expectations for YUTREPIA and/or L606 also may be impacted by competing products, including Tyvaso DPI. See Risk Factors – We face significant competition from large pharmaceutical companies, among others, in developing our products and in gaining regulatory approval to bring them to market in time to achieve commercial success, and our operating results will suffer if we are unable to compete effectively.

We cannot assure you that we will be able to maintain marketing approval for YUTREPIA, that we will receive approval for any new indications for YUTREPIA or that we will receive marketing approval for L606. Even if we do maintain marketing approval for YUTREPIA, receive approval for additional indications for YUTREPIA or receive final marketing approval for L606, we cannot provide assurance regarding the indications for which they will receive or maintain approval. For YUTREPIA, the FDA may be required by the Court in the ‘327 Patent Litigation to withdraw approval for YUTREPIA, at least until PH-ILD is removed from its label. In addition, the FDA may delay, limit or deny approval for changes to the manufacturing process or other changes to YUTREPIA that may be necessary in order for us to continue to supply YUTREPIA, including any requirement to remove PH-ILD from the label for YUTREPIA. In the event of an adverse court ruling or regulatory action, we may be required to make changes to the YUTREPIA product label in order to comply with legal or regulatory requirements. The FDA may delay, limit, or deny approval of any such changes, including amendments to separate indications, and any delay or failure to obtain timely FDA approval for required changes could prevent us from resuming or continuing the commercialization of YUTREPIA, resulting in a material adverse impact on our business. With respect to L606 and new indications for YUTREPIA, the FDA or comparable regulatory authorities in other countries may delay, limit or deny final approval of our product candidate for various reasons. For example, such authorities may disagree with the design, scope or implementation of our clinical trials, or with our interpretation of data from our preclinical studies or clinical trials. Further, there are numerous FDA personnel assigned to review different aspects of an NDA or any amendments or supplements to an NDA, both before and after approval, and there may be turnover and/or vacancies at the FDA, which may delay review of our NDAs or any changes. In addition, uncertainties can be presented by the ability of FDA personnel, including any new FDA personnel who have not previously reviewed our NDA, to exercise judgment and discretion during the review process. During the course of review prior to approval, the FDA may request or require additional preclinical, clinical, CMC or other data and information or conduct additional inspections. If any additional issues were identified in such information requests or inspections or if FDA determines that we failed to include required CMC information in the NDA or other submissions for our products, including YUTREPIA, we may be delayed in obtaining approval for such NDA or submission. Furthermore, responses to FDA’s requests may be time-consuming and expensive. Status as a combination product, as is the case for YUTREPIA and L606, may complicate or delay the FDA review process. Products and product candidates that the FDA deems to be combination products, such as YUTREPIA and L606, or that otherwise rely on innovative drug delivery systems, may face additional challenges, risks and delays in the product development and regulatory approval process. Moreover, the applicable requirements for approval may differ from country to country. Additionally, if the court in either the ‘327 Litigation or the ‘782 Litigation enjoins Liquidia from commercializing YUTREPIA in one or more indication, such ruling could prevent or delay our ability to continue to commercialize YUTREPIA.

We cannot assure you that YUTREPIA or, if approved, L606 will be commercialized in a timely manner or successfully. For example, such products may not achieve a sufficient level of market acceptance or third-party payor coverage, or we may not be able to effectively build or scale our marketing and sales capabilities or scale our manufacturing operations to meet commercial demand. The successful commercialization of YUTREPIA and L606 will also, in part, depend on factors that are beyond our control. Therefore, we may not be able to generate sustained revenue from the sale of such products. Any delay or setback we face in the commercialization of YUTREPIA and/or L606 may have a material and adverse effect on our business and prospects, which will adversely affect your investment in our company.

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

Furthermore, conducting preclinical studies and clinical trials is a costly and time-consuming process. The length of time required to prepare for and conduct the required studies and trials may vary substantially according to the type, complexity, novelty and intended use of the product candidate. A single clinical trial may take up to several years to complete. Moreover, our preclinical studies and clinical trials may be delayed or halted due to various factors, including, among others:

●	delays in raising the funding necessary to initiate or continue a clinical trial;
●	delays in manufacturing sufficient quantities of product candidates for clinical trials;
●	delays in obtaining suitable medical devices for the conduct of a clinical trial;
●	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
●	delays in obtaining approvals from IRBs, DSMBs, and ECs at clinical trial sites;
●	delays in recruiting suitable patients to participate in a clinical trial, including delays caused by competition from clinical trials conducted by third parties or from the commercial availability of other therapies;
●	delays in patients’ completion of clinical trials or their post-treatment follow-up;
●	regulatory authorities’ interpretation of our preclinical and clinical data;
●	delays in regulatory authorities’ review and approval of products caused by government funding shortages, government shutdowns, government personnel shortages and layoffs, global health emergencies or other disruptions; and
●	unforeseen safety issues, including a high and unacceptable severity, or prevalence, of undesirable side effects or adverse events caused by our product candidates or similar drug products or product candidates.

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

Interim, “top-line,” or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could significantly harm our business prospects.

From time to time, we may also publicly disclose top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

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

●	the FDA or comparable regulatory authorities may, for a variety of reasons, take the view that the data collected from our preclinical and clinical trials and human factors testing, or data that we otherwise submit or reference to support an application, are not sufficient to support approval of an indication or a product candidate;
●	the FDA or comparable regulatory authorities in other countries may ultimately conclude that our manufacturing processes or facilities or those of our third-party manufacturers do not sufficiently demonstrate compliance with cGMP to support approval of a product candidate, that the drug CMC data or device biocompatibility data for our product candidates otherwise do not support approval or that additional CMC data or information for our product candidates must be submitted for review;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable regulatory authorities in other countries that our product or product candidate is safe and effective for the proposed indication(s), or that its clinical and other benefits outweigh its safety risks for such indication(s); or
●	the approval policies of the FDA or comparable regulatory authorities in other countries may change in a manner that renders our data insufficient for approval.

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

The FDA may require us to perform additional clinical trials to support any change from the reference listed drug, which could be time-consuming and substantially delay our receipt of marketing approval. Also, as has been the experience of others in our industry, our competitors may file citizen petitions or other correspondence with the FDA or lawsuits against the FDA to contest approval of our NDA or any amendments or supplements to our NDA, which may delay or even prevent the FDA from approving any NDA that we submit under the 505(b)(2) regulatory pathway or require the FDA to withdraw approval of our NDA. For instance, United Therapeutics filed lawsuits against us and the FDA and filed a citizen petition in an attempt to prevent or delay the approval for YUTREPIA, and United Therapeutics may employ similar tactics with respect to L606. If an FDA decision or action relative to our product candidate, or the FDA’s interpretation of Section 505(b)(2) more generally, is successfully challenged, it could result in delays or even prevent the FDA from approving a 505(b)(2) application for our product candidates or for certain indications for our product candidates. Even if we are able to utilize the 505(b)(2) regulatory pathway, the approval of a drug developed under the 505(b)(2) regulatory pathway may be delayed by one or more regulatory exclusivities. For example, Tyvaso DPI was granted New Clinical Investigation exclusivity, which delayed final approval for YUTREPIA until May 2025. Also, a drug approved via this pathway may be subject to the same post-approval limitations, conditions and requirements as any other drug.

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

The ability of the FDA and other government agencies to review and approve new or modified products or other regulatory filings can be affected by a variety of factors, including government shutdowns, government budget and funding levels, statutory, regulatory and policy changes, layoffs, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. For example, layoffs conducted at several U.S. health agencies, including the FDA, the Department of Health and Human Services (the “HHS”), the Centers for Disease Control and Prevention and the National Institutes of Health, have impacted the FDA’s ability to review and approve new medicines and conduct necessary inspections. The HHS has also proposed a potential major reorganization of the FDA by consolidating product centers for drugs, biologics, devices, tobacco and veterinary medicine, which regulates different product types under distinct rules and regulations and operates under different review processes and timelines for product approval. Over the last several years, the U.S. government has also shut down several times and certain regulatory agencies, such as the FDA and SEC, have had to furlough employees, experience substantial funding cuts and pause or delay critical activities. In addition, government funding of agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable, and spending allocation priorities may undergo significant changes through congressional budgeting and appropriations process. Such disruptions at the FDA and other agencies may also increase the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved, including delays in PDUFA reviews and related activities, which would adversely affect our business. If prolonged government shutdowns, inadequate funding, loss of employees (including those employees who were previously involved in the review of the NDA for YUTREPIA), changes in regulations or policies or other disruptions were to occur at the FDA, FDA decisions on our submissions related to our products and product candidates could be delayed.

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
●	The federal civil and criminal false claims laws and civil monetary penalty laws impose a range of prohibitions and compliance considerations. For example, the False Claims Act (“FCA”) prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, claims for payment to, or approval by, the federal government that are false, fictitious or fraudulent or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Claims resulting from a violation of the federal AKS or the FDCA constitute a false or fraudulent claim for purposes of the FCA. Promotion that is deemed to be “off label” can also be the basis of FCA exposure.
●	The federal Civil Monetary Penalties law prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier.
●	The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and its implementing regulations imposes criminal and civil liability for fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of these statutes is a felony and may result in fines, imprisonment or exclusion from governmental programs. Similar to the federal AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs, or integrity oversight and reporting obligations to resolve allegations of non-compliance.
●	Privacy and data security laws may apply to our business. Under Section 5(a) of the Federal Trade Commission Act, the Federal Trade Commission (the “FTC”) expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Medical data is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule. The FTC’s authority under Section 5 is concurrent with HIPAA’s jurisdiction and with any action taken under state law. States may also impose requirements, for example the California Consumer Privacy Act created data privacy obligations for covered companies and providing privacy rights to California residents, including the right to opt out of certain disclosures of their information and other states have adopted consumer privacy laws and regulations, including those specific to health information. HIPAA, as amended by HITECH and its implementing regulations, also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH created new tiers of civil monetary penalties, made civil and criminal penalties directly applicable to business associates, and gave state attorneys authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA laws and seek attorneys’ fees and costs. While we are not currently a covered entity or a business associate under HIPAA, our future operations could subject us to HIPAA as a business associate or covered entity, depending on the scope of such operations.
●	The federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under government healthcare programs to annually report to the Centers for Medicare and Medicaid Services (“CMS”) information related to certain payments or other transfers of value made or distributed to physicians, certain non-physician practitioners and teaching hospitals, as well as ownership and investment interests held by such healthcare provider and their immediate family members.
●	For both investigational and commercialized products, interactions with or communications directed to healthcare providers, patients or patient- or disease-advocates or advocacy groups, and payors, are subject to heightened scrutiny by the FDA. Relative to nonpromotional communications, for example, there are specific and limited FDA accommodations for nonpromotional, truthful and non-misleading sharing of information regarding products in development and off-label uses including dissemination of peer-reviewed reprints, support of independent continuing medical education, and healthcare economic discussions with payors. In a competitive environment, a company’s communications about products in development may also be subject to heightened scrutiny.
●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to items or services reimbursed by any third-party payor, including commercial insurers, and in some cases may apply regardless of payor (i.e., even for self-pay scenarios). Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report pricing and marketing information, including, among other things, information related to payments to physicians and other healthcare providers or marketing expenditures, state and local laws that require the registration of pharmaceutical sales representatives. Many of these state laws differ from each other in significant ways and may not have the same effect, and may apply more broadly or be stricter than their federal counterparts, thus complicating compliance efforts; and
●	Price reporting laws require the calculation and reporting of complex pricing metrics, where such reported prices may be used in the calculation of reimbursements or discounts on our drug products. Participation in such programs and compliance with their requirements may subject us to increased infrastructure costs and potentially limit our ability to price our drug products.

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

In the United States, the ACA is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. The OBBBA has enacted, among others, changes to eligibility requirements for premium tax credits, which has resulted, and is expected to result, in less coverage in the ACA’s health insurance marketplace (“Marketplace”) over the next few years. In addition, the OBBBA has made other changes to the enrollment and eligibility requirements for Medicaid. Further, the CMS recently proposed two mandatory payment model pilots, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) Model, focused on Part D drugs, and Global Benchmark for Efficient Drug Pricing (“GLOBE”), focused on Part B drugs, which will require pharmaceutical companies to pay additional rebates on certain medicine whose U.S. net-of-discount prices exceed those in certain other countries.

Further, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024, removing the 100% cap that was established in the ACA. In addition, on September 20, 2024, the Centers for Medicare & Medicaid Services issued a final rule titled “Medicaid Program; Misclassification of Drugs, Program Integrity Updates Under the Medicaid Drug Rebate Program” which may impact our reimbursement and rebate strategy. The ACA expanded the 340B drug discount program to additional facilities for outpatient drugs. These facilities may purchase drugs at the discounted price provided to Medicaid and dispense drugs to people with commercial insurance coverage. This program has greatly expanded over time with qualifying facilities establishing relationships with contract pharmacies, which has continued to exert downward pressure on price and profitability of outpatient medicines. Any changes to Medicaid required rebates could also affect our 340B pricing. Other aspects of the 340B program are subject to ongoing litigation, the resolution of which could impact the scope of the 340B program. We expect that other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for YUTREPIA or any other approved products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to price our products at what we consider to be a fair or competitive price, generate revenue, attain profitability, or commercialize YUTREPIA or our product candidates, if approved.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Individual states in the United States have become increasingly active in implementing regulations through state Pharmacy Drug Review Boards designed to contain pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Further, executive orders were signed to implement Most Favored Nation drug pricing policies designed to align certain prescription drug prices in the U.S. to lower prices available in other countries. The details of the proposed policies are unclear and the final terms and impact remain uncertain, and may pose long-term risks to our business and our future commercialization plans of YUTREPIA and our other drug candidates. In addition, the Fair Prescription Drug Prices for Americans Act was re-introduced in May 2025 and proposes to cap the retail list price of prescription drugs and biological products in the United States at the average retail list price for such product among certain countries. Although it is uncertain if these pricing proposals will take effect, if made effective, such regulations could significantly impact coverage, pricing, and reimbursement for any approved product. These and other similar developments could significantly limit the degree of market acceptance of YUTREPIA or any of our other product candidates that receive marketing authorization.

The IRA, among other things, requires manufacturers of certain drugs to engage in the drug price negotiation program with Medicare or face steep penalties if they don’t agree to provide their drug at the government-set price subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; establishes an out-of-pocket maximum for beneficiaries in Part D; and replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of the HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. If any of our approved products are subject to price negotiations, it could, among other things, lead to lower revenues prior to the expiry of intellectual property protections. The Medicare drug price negotiation program is currently subject to legal challenges and therefore, its outcome remains uncertain. We continue to evaluate the impact of the IRA on our business, operations and financial condition.

Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our ability to price our products appropriately, which could negatively impact our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for YUTREPIA or our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. Further, recent policy changes affecting the FDA have resulted in significant changes to research, testing, regulatory approval or clearance, manufacturing and marketing of FDA-regulated products. The FDA has also adopted certain programs, including the PreCheck Program and Commissioner’s National Priority Review Voucher Program, designed to increase domestic production of FDA-regulated products and increased enforcement activities by issuing larger numbers of warning letters to pharmaceutical companies related to violation of regulatory standards governing direct-to-consumer advertising. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Changes to healthcare regulation and policies, agency priorities, enforcement initiatives and focus, and coverage and reimbursement for healthcare products and services may be sudden and unexpected, and we may experience increased costs to monitor for such changes and respond to any new requirements affecting our business and operations.

There is also a great degree of uncertainty regarding how the U.S. Supreme Court decisions, including Loper Bright Enterprises v. Raimondo and Corner Post, Inc. v. Board of Governors of the Federal Reserve System, will impact enforcement and decision-making authority of regulatory agencies, including those of the FDA. Loper Bright explicitly overturned Chevron deference, which previously gave judicial deference to administrative action by agencies in the executive branch. Further, the Supreme Court’s decision in Corner Post may result in challenges to FDA decisions by new litigants long into the future, resulting in greater uncertainty about our continued operations. In February 2025, an executive order was signed asserting greater authority over all federal agencies, including those established by Congress as independent from direct presidential control. The executive order may lead to continued delays, if not cancellations, of pending and proposed regulations at federal agencies and introduces uncertainty as it subjects all significant regulatory actions by the agencies to presidential supervision and control. We cannot predict the impact that such executive order, any future executive orders or legislation implementing executive orders may have on our business or our results of operations.

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

In addition, several U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including, without limitation, providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. Failure to comply with these laws, where applicable, can result in significant statutory fines. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act of 2020 (collectively the “CCPA”), applies to personal data of consumers, business representatives and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA and other comprehensive U.S. state privacy laws provide exceptions for some data processed in the context of clinical trials, but these developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

Outside the United States, an increasing number of laws and regulations, including the General Data Protection Regulation in the EU and United Kingdom (collectively, the “GDPR”) may also apply to our processing of sensitive data, including health-related and other personal data. The GDPR imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern, when required, the consent of the individuals to whom the personal data relates, the information provided to the individuals, the transfer of personal data out of the EU or the United Kingdom, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for breaches of the data protection obligations. In addition, the EU and other jurisdictions have enacted laws restricting the transfer of personal data from the EU and other jurisdictions to the United States due to data localization requirements or limitations on cross-border data flows. Although there are currently various mechanisms that may be used to transfer personal data from the EU and United Kingdom to the United States in compliance with law, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

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

Compliance with environmental, social and governance (collectively, “ESG”) regulations and policies may result in increased costs associated with developing, manufacturing and distributing our products. Our ability to compete could also be affected by changing customer preferences and requirements, such as growing demand for more environmentally friendly products, packaging or supplier practices, or by failure to meet such customer expectations or demand. Regulatory changes and policies have scaled back or halted proposed or enacted ESG-related regulations, which has impacted the requirements and preferences of various government agencies and external stakeholders. To the extent ESG-related regulations and policies remain in place, if we do not meet the ESG expectations of our investors, customers and other stakeholders, we could experience reduced demand for our products, loss of customers, and other negative impacts on our business and results of operations.

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

We currently rely on, and plan to continue to rely on, third-party CROs to monitor and manage data for our preclinical studies and clinical trials. However, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable regulatory standards and our reliance on CROs does not relieve us of our regulatory responsibilities.

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

For example, we currently rely on a sole supplier for treprostinil, the active pharmaceutical ingredient of YUTREPIA, which sources treprostinil from a manufacturer in South Korea, with whom we have a long-term supply agreement. If our supplier is unable to supply treprostinil to us in the quantities we require, or at all, or otherwise defaults on its supply obligations to us, or if it ceases its relationship with us, we may not be able to obtain alternative supplies of treprostinil from other suppliers on acceptable terms, in a timely manner, or at all. We also rely on a sole supplier located in Tampa, Florida for encapsulation and packaging services, with whom we have a long-term contract. Furthermore, YUTREPIA is administered using the RS00 Model DPI, which is manufactured by Plastiape, which is located in Italy. In the event of any prolonged disruption to our supply of treprostinil, the encapsulation and packaging services, or the manufacture and supply of RS00 Model DPI, our ability to develop and commercialize YUTREPIA may be adversely affected.

We have relied upon ICU Medical for servicing and support of CADD MS-3 infusion pumps that patients currently use to administer Treprostinil Injection through subcutaneous injection. ICU Medical no longer manufactures or supports the CADD MS-3 infusion pumps. Although we believe that the number of available CADD-MS 3 infusion pumps will be sufficient to continue serving patients through at least the end of 2026, we currently have no pumps for the subcutaneous administration of Treprostinil Injection to replace the CADD MS-3 infusion pumps. Even if a new pump for the subcutaneous administration of Treprostinil Injection is identified or developed, we, Sandoz or our development partners will be required to obtain FDA clearance. To date, neither we nor Sandoz have submitted a 510(k) clearance application for any such new pumps, and we are currently uncertain when, if ever, such a 510(k) clearance application will be submitted. If the existing supply of CADD MS-3 infusion pumps become unavailable before any new pumps are cleared by the FDA, sales of Treprostinil Injection may be adversely affected.

We also rely upon manufacturers with operations or suppliers in China and Taiwan. Chengdu, which manufactures and supplies RG Cartridges for the subcutaneous administration of Treprostinil Injection, has facilities and suppliers located in China. For L606, we rely upon single sources of supply for the active pharmaceutical ingredient, the device, manufacture of bulk drug product and packaging, some of which are located in Taiwan. The operations of our current manufacturing partners and those of its suppliers may be materially disrupted by changes in regulations or policies, including increased tariffs or restrictions on trade, development, research or manufacturing of pharmaceutical products with certain countries. See Risk Factors—Risks Related to the Commercialization of our Products, Product Candidates and Generic Treprostinil Injection—We are currently operating in a period of global economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability. Changes and instability in global economic conditions and geopolitical matters could have a material adverse effect on our business, financial condition and results of operations. Any such executive orders, legislative action or potential sanctions on certain countries could result in trade wars, supply chain disruptions and heighten geopolitical tensions and instability and we may be unable to secure an adequate supply of RG Cartridges or L606 at a reasonable cost or in a timely manner, if at all. While we are currently working to establish a secondary supply chain outside of Taiwan, we cannot be certain if or when such secondary supply chain will be established.

In addition, while we have secured a device to use in our planned clinical study for L606, the device we plan to use in the clinical study will not be available for use commercially. If we are unable to secure approval for a device to use commercially for our L606 program, if any required bridging studies related to such new device are unsuccessful or if we are unable to establish an agreement with the manufacturer of that device for the commercial supply of such devices or obtain adequate quantities of that device in a timely manner or at all, we may be unable to successfully obtain approval for or commercialize L606, even if our clinical studies with the current device are successful, or to do so in a timely manner.

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

We have collaborated with, and may consider collaborating with, among others, pharmaceutical companies to expand the applications for our PRINT technology through licensing as well as joint product development arrangements. In addition, if we are able to obtain marketing approval for our product candidates from regulatory authorities, we may enter into strategic relationships with collaborators for the commercialization of such products.

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

For example, we instituted a lawsuit against United Therapeutics for infringement of the ‘494 Patent in the U.S. District Court for the Middle District of North Carolina. As part of that lawsuit, United Therapeutics has asserted that it has an ownership interest in the ‘494 Patent, and that we cannot assert the ‘494 Patent against them, as a result of a former employee’s breach of a contractual obligation to United Therapeutics. In addition, United Therapeutics may argue that one or more claims of the ‘494 Patent are invalid or that the scope of the ‘494 Patent is limited such that they do not infringe the ‘494 Patent. If they are successful in establishing an ownership interest in the ‘494 Patent, invalidating one or more claims of the ‘494 Patent or having the scope of the claims limited, we may be unable to prevent United Therapeutics or third parties from promoting and commercializing products that fall within the full scope of the ‘494 Patent. In addition, any invalidation or limitation of the scope of the ‘494 Patent could create a precedent that may increase the likelihood that other of our patents are invalidated or subject to similar scope limitations.

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

Questions may also arise as to the ownership of our patents. For instance, in May 2024, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, in which it is seeking declaratory judgement such that all right, title and interest in and to any patentable or unpatentable inventions, discoveries, and ideas made or conceived by the Former Employee while employed by the Company should be assigned and transferred to United Therapeutics because they involved the use of United Therapeutics’ confidential information. If successful, United Therapeutics could obtain an ownership interest in our patents, which may either limit our ability to prevent United Therapeutics from using our patented inventions or even allow United Therapeutics to prevent us from using our own patented inventions.

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

Competitors may infringe our patents or misappropriate or otherwise violate our intellectual property rights. To counter infringement or unauthorized use, we may engage in litigation to, among other things, enforce or defend our intellectual property rights, determine the validity or scope of our intellectual property rights and those of third parties, and protect our trade secrets. For example, we instituted a lawsuit against United Therapeutics for infringement of the ‘494 Patent in the U.S. District Court for the Middle District of North Carolina. Such actions may be time-consuming and costly and may divert our management’s attention from our core business and reduce the resources available for our clinical development, manufacturing and marketing activities, and consequently have a material and adverse effect on our business and prospects, regardless of the outcome.

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

Third parties may claim that the sale or promotion of YUTREPIA and our product candidates, when and if approved, may infringe on the trademark, trade name and service mark rights of others. Trademark, trade name and service mark infringement problems occur frequently in connection with the sale and marketing of pharmaceutical products. If we become involved in any dispute regarding our trademark, trade name and service mark rights, regardless of whether we prevail, we could be required to engage in costly, distracting and time-consuming litigation that could harm our business. If the trademarks, trade names and service marks we use are found to infringe upon the trademarks, trade names or service marks of another company, we could be liable for damages and be forced to stop using those trademarks, trade names or service marks, and as a result, we could lose all the name recognition that has been developed in those trademarks, trade names or service marks.

Risks Related to the Manufacturing of our Products and Product Candidates

We may experience unexpected challenges as we ramp up our manufacturing capacity to meet demand or during commercial manufacturing, which may result in our inability to supply sufficient quantities of product to meet demand.

We may need to expand our manufacturing capabilities to effectively commercialize YUTREPIA and meet market growth. The manufacturing process for our products is complex, due in part to strict regulatory requirements. A failure of our quality control systems in our facilities or those of our CMOs could cause problems to arise in connection with facility operations for a variety of reasons, including equipment malfunction, viral contamination, failure to follow specific manufacturing instructions, protocols and standard operating procedures, problems with raw materials or environmental factors. Such problems could affect production of a single batch or a series of batches, requiring the destruction of products, or could halt manufacturing operations altogether. For instance, as we scale up the manufacture of YUTREPIA, we will need to file supplements to our NDA for YUTREPIA to describe any changes in our manufacturing process. In addition, if demand for our products exceeds our expectations, we will need to build additional manufacturing capacity. If the FDA does not approve such supplements in a timely manner or at all or if we are unable to increase our manufacturing capacity in time to meet demand, we may be unable to timely deliver products to our customers in sufficient quantities to meet demand, which in turn could damage our reputation for quality and service. Any such incident could, among other things, lead to increased costs, lost revenue, damage to our reputation and relationships with patients, health care providers and third-party payors, time and expense spent investigating the cause of any failure of supply and, depending on the cause, similar losses with respect to other batches. With respect to our commercial manufacturing, if manufacturing problems are not discovered before the product is released to the market, we may be subject to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, civil sanctions, including monetary sanctions, and criminal actions. In addition, such issues could subject us to litigation, the cost of which could be significant.

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

The manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. We and any CMOs that we may engage in the future must comply with cGMP requirements. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and contamination controls. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if microbial, viral or other contaminations are discovered in our products or product candidates or in the manufacturing facilities in which our products and product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

As of February 17, 2026, 88,114,429 shares of our common stock were outstanding, of which 80,207,199 shares of common stock, or 91.0% of our outstanding shares as of February 17, 2026, are freely tradable without restriction or further registration under the Securities Act, provided however, some of these shares are held by persons deemed to be “affiliates” under the Securities Act, including our officers and directors, as well as our principal stockholders, and may not be sold except: (i) in compliance with Rule 144 under the Securities Act or (ii) pursuant to any other applicable exemption under the Securities Act. The remaining 7,907,230 shares held by our stockholders as of February 17, 2026 have not been registered under the Securities Act and may be only be sold (i) pursuant to an effective registration statement under the Securities Act covering the sale of those shares, (ii) in compliance with Rule 144 under the Securities Act or (iii) pursuant to any other applicable exemption under the Securities Act.

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

The trading prices of the securities of pharmaceutical and biotechnology companies have been highly volatile. As such, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our common stock may be influenced by many factors, including:

●	the results of our efforts to commercialize YUTREPIA and any other product candidate we may develop, including L606, in the event we receive final approval from the FDA for such product candidate;
●	results and timing of commencement or completion of any clinical trials of any product or product candidate we may develop, including YUTREPIA and L606, or those of our competitors;
●	the success of Sandoz’s Treprostinil Injection to which we have commercial rights pursuant to the Promotion Agreement;
●	the market acceptance of the RG Cartridge for the subcutaneous administration of Treprostinil Injection;
●	whether we or Sandoz are able to identify and/or develop a new pump for the subcutaneous administration of Treprostinil Injection and obtain FDA clearance on a timely basis or at all;
●	our cash resources;
●	the approvals or success of competitive products or technologies;
●	our ability to obtain and maintain approvals of our products, including YUTREPIA, and any product candidates we may develop, including L606, for marketing by the FDA or equivalent foreign regulatory authorities (and, if approved, the scope of the indications for which such product candidates are approved) or any failure to obtain such approvals;
●	our involvement in and the outcome of significant lawsuits, such as stockholder litigation, litigation involving the FDA, or litigation related to intellectual property, including inter partes review proceedings, patent litigation with third parties which may hold intellectual property they assert against us, including the ongoing litigation in connection with the patents, trade secrets and confidential information that United Therapeutics has asserted against us, and patent litigation we assert against others, including the ongoing litigation that we have asserted against United Therapeutics;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 34.3% of our common stock as of February 17, 2026. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of our board of directors (the “Board”), and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

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

Governance

Board Oversight of Cybersecurity Threats

The Board has oversight responsibility for the Company’s overall risk management framework. The Board, acting primarily through the Audit Committee, is also responsible for oversight of our risk management practices, including as to cybersecurity, while management is responsible for the day-to-day risk management processes. The Board receives periodic reports from management regarding the risks facing the Company, including cybersecurity risks. In addition, the Audit Committee assists the Board in its oversight role by receiving regular reports from management regarding risks associated with technology, information systems and controls and security, including risks related to data security, cybersecurity and data privacy and the effectiveness of the Company’s security controls, systems and policies.

Role of Management

Our management and information technology teams, collectively, have decades of experience in the areas of information technology, finance, legal, human resources, data privacy and risk management. Our internal information technology organization, overseen by our Chief Accounting Officer, is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. The day-to-day activities of our information technology organization are managed by our current head of information technology, who has more than 25 years of experience in information technology systems and cybersecurity, including experience in safeguarding and monitoring networks and systems, responding to incidents, and reducing the risk of business exposure. The information technology organization also engages legal and cybersecurity professionals with appropriate subject matter expertise in support of its cybersecurity efforts.  The information technology organization manages and continually enhances our enterprise security structure with the goal of preventing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience to minimize the business impact should an incident occur.

Incident responses under our cybersecurity incident response plan are led by our incident response team, consisting of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, General Counsel, Chief Human Resources Officer and head of information technology, and supported by Legal, Compliance and other functions as appropriate. The incident response team, in connection with outside legal and cybersecurity advisors, is responsible for investigating suspected cybersecurity incidents, taking appropriate steps to contain, mitigate or resolve a cybersecurity incident and reporting findings to management. In the event of a cybersecurity incident, our General Counsel is responsible for convening a materiality incident response team to assess the materiality of cybersecurity incidents meeting certain escalation criteria. Through ongoing communications with the incident response team, management is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents and progress on cybersecurity initiatives. Management provides regular updates to the Audit Committee and the Board concerning the Company’s technology and cybersecurity programs, associated risks and our efforts to help mitigate those risks.

Item 2. Properties.

Our corporate headquarters is located in Morrisville, North Carolina, and consists of approximately 45,000 square feet of space under a lease that expires on December 31, 2031 and includes an option for us to renew the lease for an additional five years through December 31, 2036. The primary use of this location is general office, laboratory, research and development and light manufacturing. In June 2025, we entered into a lease for a second manufacturing and office space in Morrisville, North Carolina that consists of approximately 70,131 square feet of space. The lease expires on November 1, 2036, with the option to extend for two additional periods of five years each with appropriate notice. This lease is not expected to commence until October 2026. We will seek additional space as needed to accommodate our growth.

Item 3. Legal Proceedings.

For information on our legal proceedings, see Note 13 Legal Proceedings included in our consolidated financial statements beginning on page F-33 of this Annual Report on Form 10-K.

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

Holders

As of February 17, 2026, there were 47 record holders of our common stock, based upon information received from our transfer agent. However, this number does not include beneficial owners whose shares were held of record by nominees or broker dealers. We estimate that there are more than 1,000 beneficial owners of our common stock.

Dividends

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

Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock between December 31, 2020 and December 31, 2025 with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period, assuming the investment of $100 on December 31, 2020 and the reinvestment of dividends, if any.

Sale of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Neither we nor any affiliated purchaser repurchased any of our equity securities during the year ended December 31, 2025.

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

In this Item 7, we discuss the results of operations for the years ended December 31, 2025 and 2024 and comparisons of the year ended December 31, 2025 to the year ended December 31, 2024. Discussion and analysis of our 2024 fiscal year specifically, as well as the year-over-year comparison of our 2024 financial performance to 2023, are located in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 18, 2025 (which have been revised in Exhibit 99.1 to our Current Report on Form 8-K filed on May 8, 2025).

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our audited consolidated financial statements for the two-year period ended December 31, 2025 and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, results of operations, and cash flows. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the year ended December 31, 2025, as compared to the year ended December 31, 2024. This discussion should be read in conjunction with our consolidated financial statements for the two-year period ended the year ended December 31, 2025 and related notes included elsewhere in this Annual Report on Form 10-K.

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

YUTREPIA is an inhaled dry powder formulation of treprostinil designed with our proprietary PRINT technology, a particle engineering platform that enables precise production of uniform drug particles, to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low effort dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labeled doses of other marketed inhaled treprostinil therapies. YUTREPIA was approved by the U.S. Food and Drug Administration (“FDA”) in May 2025 for the treatment of both PAH and PH-ILD, and began commercialization in June 2025.

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

We also conduct research, development and manufacturing of novel products by applying our subject matter expertise in respiratory and vascular diseases. For example, we are currently developing L606, an investigational, liposomal formulation of treprostinil, which we licensed from Pharmosa Biopharm Inc. (“Pharmosa”), that is administered twice-daily with a short-duration next-generation nebulizer. L606 is currently being evaluated in an open-label study in the United States for treatment of PAH and PH-ILD, and we have initiated a worldwide, placebo-controlled pivotal study for the treatment of PH-ILD. We are also planning to conduct clinical studies to evaluate YUTREPIA for the treatment of pulmonary hypertension associated with chronic obstructive pulmonary disease (“PH-COPD”), idiopathic pulmonary fibrosis (“IPF”), progressive pulmonary fibrosis (“PPF”) and Raynaud’s phenomenon associated with systemic sclerosis (“SSc-RP”).

Since inception, we have incurred significant operating losses. Our net loss was $68.9 million, $128.3 million, and $78.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $626.3 million. We expect to incur significant expenses for the foreseeable future as we continue commercialization of YUTREPIA and advance our product candidates through clinical trials, seek regulatory approval of such product candidates and pursue commercialization of any such approved product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. It is uncertain whether we will be able to generate sustained revenue from YUTREPIA sales and, even if our development efforts are successful with other product candidates, whether and when, if ever, we will realize sustained revenue from sales of such additional product candidates. Additionally, our HCR Agreement contains fixed quarterly payments and minimum cash covenants that require us to maintain cash and cash equivalents in an amount at least equal to $15.0 million for the remainder of the payment term, which based on amounts funded as of December 31, 2025, is expected to conclude in 2033.

Our future funding requirements will be heavily determined by whether we are able to successfully maintain FDA approval for and commercialize YUTREPIA and the resources needed to support further development of our products and product candidates. Based on current operating plans and excluding any additional external financing, we will have sufficient cash and cash equivalents to fund operating expenses and capital requirements and meet our minimum cash covenants beyond one year from the issuance of these consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could be limited in our ability to continue to commercialize YUTREPIA and/or we could utilize our available capital resources sooner than we currently expect, which would have a material impact on our operations.

Components of Statements of Operations

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

Service Revenue, Net

We primarily generate service revenue pursuant to the Promotion Agreement, under which we receive a 50% share in the profit derived from the sale of Treprostinil Injection in the United States. Liquidia PAH has the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. To administer Treprostinil Injection through subcutaneous injection, patients currently must use the CADD-MS 3 infusion pump manufactured by ICU Medical. ICU Medical no longer manufactures or supports the CADD-MS 3 infusion pump. Although we believe that the number of available CADD-MS 3 infusion pumps will be sufficient to serve patients through at least the end of

2026, it is possible that the availability of CADD-MS 3 infusion pumps could end earlier. Due to this limitation in the availability of pumps, specialty pharmacies will limit the number of patients that they place on subcutaneous Treprostinil Injection therapy in order to ensure that patients placed on subcutaneous administration of Treprostinil Injection will not have to discontinue such treatment due to the unavailability of CADD-MS infusion pumps. Until we and/or Sandoz are able to obtain a pump to replace the CADD-MS 3 infusion pump, if ever, the number of patients that can receive subcutaneous administration of Treprostinil Injection will continue to be constrained. Revenue will continue to be impacted unless and until alternative pumps are available.

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

Research and Development Expenses

Research and development expenses are incurred in connection with the development of our products and product candidates. We expense research and development costs as incurred. These expenses include employee-related expenses and stock-based compensation for personnel in research and development functions as well as regulatory costs, third-party costs related to conducting clinical trials, such as expenses incurred under agreements with CROs and the cost of clinical trial materials. Research and development expenses also include costs of acquired product licenses and related technology rights where there is no alternative future use.

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

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations:

	Year Ended
	December 31,		$	%
	2025	2024	Change	Change
Revenues:
Product sales, net	$148,288	$—	$148,288	* %
Service revenue, net	10,032	13,996	(3,964)	(28)%
Total revenue	158,320	13,996	144,324	1,031%
Costs and expenses:
Cost of product sales	8,824	—	8,824	* %
Cost of service revenue	4,418	5,879	(1,461)	(25)%
Research and development	39,276	47,842	(8,566)	(18)%
Selling, general and administrative	157,178	81,569	75,609	93%
Total costs and expenses	209,696	135,290	74,406	55%
Income (loss) from operations	(51,376)	(121,294)	69,918	(58)%
Other income (expense):
Interest income	6,624	7,654	(1,030)	(13)%
Interest expense	(24,172)	(14,651)	(9,521)	65%
Total other expense, net	(17,548)	(6,997)	(10,551)	151%
Net loss and comprehensive loss	$(68,924)	$(128,291)	$59,367	(46)%

Product Sales, Net

Product sales, net, were $148.3 million the year ended December 31, 2025. We began shipping YUTREPIA to our customers in the United States in June 2025, following receipt of full FDA approval for YUTREPIA on May 23, 2025. We did not recognize any revenue from product sales during 2024.

Service Revenue, Net

Service revenue, net, was $10.0 million for the year ended December 31, 2025, compared to $14.0 million for the year ended December 31, 2024. Service revenue, net was related primarily to the Promotion Agreement. The decrease of $4.0 million was primarily due to lower sales volumes in the current year.

Cost of Product Sales

Cost of product sales was $8.8 million for the year ended December 31, 2025. Cost of products sales is related to sales of YUTREPIA. We did not record any cost of product sales during 2024.

Cost of Service Revenue

Cost of service revenue was $4.4 million for the year ended December 31, 2025, compared to $5.9 million for the year ended December 31, 2024. The decrease from 2024 to 2025 reflects a lower allocation of the cost of our commercial field force to Treprostinil Injection resulting from the commercial launch of YUTREPIA in the second quarter of 2025.

Research and Development Expenses

Research and development expenses were $39.3 million for the year ended December 31, 2025, compared to $47.8 million for the year ended December 31, 2024, a decrease of $8.5 million or 18%. The decrease was primarily due to an $8.8 million decrease in personnel expenses, a $2.2 million decrease in stock-based compensation, and a $3.0 million decrease in facilities and infrastructure expenses resulting from a shift from activities related to research and development to the commercialization of YUTREPIA in addition to a $1.7 million decrease in expenses related to our

YUTREPIA research and development activities. These decreases were offset by a $9.0 million increase in clinical expenses for our L606 program.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses were $157.2 million for the year ended December 31, 2025, compared to $81.6 million for the year ended December 31, 2024, an increase of $75.6 million or 93%. The increase was primarily due to a $33.7 million increase in personnel expenses and a $12.7 million increase in stock-based compensation driven by higher headcount, a $16.1 million increase in commercial and consulting expenses to support the commercialization of YUTREPIA, a $5.3 million increase in legal fees related to our ongoing YUTREPIA-related litigation, and a $3.7 million increase in facilities and infrastructure expenses.

Other Income (Expense)

Total other expense, net was $17.5 million for the year ended December 31, 2025, compared to $7.0 million for the year ended December 31, 2024. The increase of $10.5 million was primarily attributable to the higher borrowings under the HCR Agreement.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, the issuance of convertible notes, and other long-term debt. Our principal uses of cash have been for working capital requirements and capital expenditures. As of December 31, 2025, we had cash and cash equivalents of $190.7 million, stockholders’ equity of $44.7 million, and an accumulated deficit of $626.3 million.

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

In January 2023, we entered into the HCR Agreement, as amended, pursuant to which HCR has paid us an aggregate investment amount of $175.0 million (the “Investment Amount”). $25.0 million remains available for funding upon mutual agreement of HCR and us. See Note 12 Long-term Debt to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further information.

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

Cash Flows

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash:

	Year Ended
	December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(35,686)	$(93,422)
Investing activities	(6,336)	(8,441)
Financing activities	59,727	194,663
Net increase in cash, cash equivalents, and restricted cash	$17,705	$92,800

Operating Activities

Net cash used in operating activities decreased $57.7 million to $35.7 million for the year ended December 31, 2025 compared to $93.4 million for the year ended December 31, 2024. The decrease was primarily due to $77.1 million lower net loss adjusted for non-cash items offset by unfavorable working capital changes of $19.4 million.

Investing Activities

Net cash used in investing activities was $6.3 million for the year ended December 31, 2025, compared to $8.4 million for the year ended December 31, 2024. During the year ended December 31, 2025, we made $4.3 million in property, plant and equipment purchases and a $2.0 million upfront license fee payment to Vectura for the exclusive rights to develop, manufacture and commercialize for the use in the United States products containing treprostinil, including L606, administered via Vectura’s nebulizer device. During the year ended December 31, 2024, we made $4.9 million in property, plant and equipment purchases and a $3.5 million upfront license fee payment to Pharmosa for the exclusive license in Europe to develop and commercialize L606.

Financing activities

Net cash provided by financing activities was $59.7 million during the year ended December 31, 2025, compared to $194.7 million during the year ended December 31, 2024. During the year ended December 31, 2025, we received $75.0 million net proceeds from the HCR Agreement and $4.8 million from the issuance of common stock under stock incentive plans. These inflows were offset by $21.0 million in payments under the HCR Agreement. During the year ended December 31, 2024, we received $138.6 million net proceeds from the sale of common stock primarily relating to the 2024 Offering and 2024 Private Placement, $57.5 million net proceeds from the HCR Agreement, and $3.0 million from the issuance of common stock under stock incentive plans. These inflows were offset by $4.9 million in payments under the HCR Agreement.

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

In June 2023, we entered into a License Agreement with Pharmosa pursuant to which we were granted an exclusive license in North America to develop and commercialize L606, an inhaled, sustained-release liposomal formulation of treprostinil currently being evaluated in a clinical trial for the treatment of PAH and PH-ILD. In October 2024, we and Pharmosa amended the agreement to expand our licensed territory to include key markets in Europe, Japan and elsewhere, in addition to licensing proprietary nebulizers controlled by Pharmosa and being evaluated for use in a planned global pivotal study for the treatment of PH-ILD. In consideration for these exclusive rights, we will pay Pharmosa potential development milestone payments tied to clinical development and approvals in PAH and/or PH-ILD of up to $37.75 million, potential sales milestones of up to $185 million in North America and $150 million outside North American and two tiers of low, double-digit royalties on net sales of L606. Pharmosa will also receive a $10 million milestone payment for each additional indication approved by the FDA after PAH and PH-ILD and each additional product approved by the FDA under the license, a $2 million milestone payment for each additional indication approved by the EMA after PAH and PH-ILD, and a $0.5 million milestone payment for each additional indication approved by the PMDA after PAH and PH-ILD. As of December 31, 2025, no development milestones have been achieved under the Pharmosa License Agreement.

In October 2025, we entered into an exclusive licensing agreement (the “Vectura License Agreement”) with Vectura Limited, which provided for, among other things, (i) the exclusive right for us to develop, manufacture and commercialize for use in the United States (the “Territory”) products containing treprostinil, including L606, administered via Vectura’s nebulizer device (the “Vectura Device”) for treatment in the field of hypertension and interstitial lung diseases, including PAH and PH-ILD and (ii) that Vectura shall be responsible for manufacturing and supplying us with clinical and commercial supplies of the Vectura Device. Under the Vectura License Agreement, we paid Vectura an upfront payment of $2.0 million and will pay (i) certain development milestone payments of up to $12.0 million; (ii) certain sales milestone payments of up to $92.5 million tied to commercial sales in the Territory and (iii) royalty payments with royalty rates ranging in the middle single digits tied to commercial sales in the Territory. The Vectura License Agreement also provides us with rights of first negotiation to add additional territories and indications during the term thereof.

Purchase Obligations

We enter into contracts in the normal course of business with contract third-party service providers to assist in the performance of research and development and manufacturing activities. Subject to required notice periods and obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time.

On July 14, 2023, we entered into an Amended and Restated Commercial Manufacturing Services and Supply Agreement with Lonza, which was amended on January 7, 2025 (collectively, the “CSA”). Pursuant to the terms of the CSA, we deliver bulk treprostinil powder, manufactured using our proprietary PRINT technology, and Lonza encapsulates and packages it. The CSA was effective upon signing and will be in effect until December 31, 2028 and may thereafter be extended upon the mutual written agreement of the parties in accordance with the terms of the CSA. We are required to provide Lonza with quarterly forecasts of our expected production requirements for the following 24-month period, the first twelve months of which is considered a binding, firm order. We are required to purchase certain minimum annual order quantities, which may be adjusted by us after the thirteenth month after receipt of regulatory approval of YUTREPIA. The CSA provides for tiered pricing depending upon the batch size ordered.

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

As of December 31, 2025, we have non-cancelable commitments for product manufacturing and supply costs of approximately $58.2 million.

Lease Obligations

We are party to two non-cancelable operating leases for laboratory, manufacturing, and office space. These leases expire on December 31, 2031, with an option to extend for an additional period of five years with appropriate notice, and on November 1, 2036, with the option to extend for two additional periods of five years each with appropriate notice. Minimum operating lease payments under these leases are $2.0 million in 2026, $4.8 million in 2027, $5.0 million in 2028, $5.1 million in 2029, $5.3 million in 2030, and $24.3 million thereafter.

Other Obligations and Contingencies

We from time-to-time are subject to claims and litigation in the normal course of business. See Note 13 Legal Proceedings to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further discussion of pending legal proceedings.

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

While we describe our significant accounting policies in Note 2 Basis of Presentation, Significant Accounting Policies and Fair Value Measurements to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we have identified the following critical accounting estimates:

Revenue Recognition

Net product revenues from the sale of YUTREPIA are recorded at the transaction price, which reflects gross product sales reduced by corresponding gross-to-net (“GTN”) adjustments, including estimated discounts, government chargebacks, government rebates, specialty distributor fees, copay assistance, and returns. These GTN adjustments represent variable consideration under ASC 606 and are estimated using the expected value method or most likely amount method and are recorded when revenue is recognized on the sale of the product. GTN adjustments are based on available information including the contractual terms with customers, historical trends, industry analogs, communications with customers, and the levels of inventory remaining in the distribution channel, as well as expectations about the market for the product and anticipated introduction of competitive products, in combination with management’s informed judgments. Overall, these reserves reflect our best estimates of the amount of net cash proceeds we expect to realize from collection of current period gross sales less fees, discounts, and allowances and future estimated cash disbursements for the various GTN categories. These estimates are determined using a complex process which requires significant judgment and variances between actual and estimated amounts could have a material impact on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Credit and Interest Rate Risk

Our cash, cash equivalents, and restricted cash are held at multiple accredited financial institutions in deposit accounts or are invested in money market funds. Our investments in money market funds are not insured by the federal government and our deposits have exceeded and will continue to exceed federally insured limits. We have not experienced any losses on such accounts and do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Our cash equivalents are subject to interest rate risk and the rate of return would be negatively impacted by a decrease in interest rates. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations. There has been no material change to our interest rate sensitivity during the year ended December 31, 2025.

Inflation Risk

Inflation has not had a material effect on our business, financial condition or results of operations during the years ended December 31, 2025, 2024, or 2023.

Foreign Exchange Risk

The majority of our business is conducted in U.S. dollars. However, we do conduct certain transactions in other currencies, including Euros and British Pounds. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the years ended December 31, 2025, 2024, and 2023, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2025, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025 based on criteria in Internal Control — Integrated Framework (2013) issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the fourth quarter of 2025, the following Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted, modified, or terminated by our directors and/or executive officers (as defined in Section 16 of the Exchange Act):

Adopted

Name	Title	Date of Adoption of Rule 10b5-1 Trading Arrangement(1)(2)	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold
Roger Jeffs(3)	Chief Executive Officer	November 5, 2025	February 26, 2027	500,000
Michael Kaseta	Chief Operating Officer and Chief Financial Officer	November 5, 2025	April 30, 2026	300,000
Scott Moomaw	Chief Commercial Officer	November 7, 2025	July 1, 2026	100,000
(1)	Date of adoption of Rule 10b5-1 trading arrangements is in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations.
(2)

The first trade pursuant to the Rule 10b5-1 trading arrangement will be, in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations, on a date after the date of adoption of the Rule 10b5-1 trading arrangement.

(3)	The securities are held by Serendipity BioPharma LLC (“Serendipity”). Dr. Jeffs is a manager of Serendipity and has sole voting and dispositive power over the common stock held by Serendipity.

.

Terminated

Name	Title	Date of Termination of Rule 10b5-1 Trading Arrangement(1)(2)	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold
Scott Moomaw	Chief Commercial Officer	November 6, 2025(2)	July 1, 2026	105,000(3)
Rajeev Saggar	Chief Medical Officer	December 9, 2025(4)	September 30, 2026	15,000(5)
(1)	Date of termination of Rule 10b5-1 trading arrangements is in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations.
(2)

The date of adoption of this Rule 10b5-1 trading arrangement was May 29, 2025. The first trade pursuant to the Rule 10b5-1 trading arrangement was, in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations, on a date after the date of adoption of the Rule 10b5-1 trading arrangement.

(3)	Prior to its termination, 70,000 shares of common stock were sold pursuant to this Rule 10b5-1 trading arrangement.
(4)

The date of adoption of this Rule 10b5-1 trading arrangement was May 29, 2025. The first trade pursuant to the Rule 10b5-1 trading arrangement was, in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations, on a date after the date of adoption of the Rule 10b5-1 trading arrangement.

(5)	Prior to its termination, 20,000 shares of common stock were sold pursuant to this Rule 10b5-1 trading arrangement.

During the fourth quarter of 2025, the Company did not adopt, modify, or terminate a Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) for the purchase or sale of securities of the Company, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required to be disclosed by this Item with respect to our executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation: Executive Officers” contained in our definitive proxy statement for our 2026 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

Information required to be disclosed by this Item about our Board is incorporated into this Annual Report on Form 10-K by reference from the section entitled “The Class II Director Election Proposal” contained in our definitive proxy statement for our 2026 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Delinquent Section 16(a) Reports” contained in our definitive proxy statement for our 2026 annual meeting of stockholders, if applicable, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

Information required to be disclosed by this Item about our Board, the Audit Committee of our Board, our audit committee financial expert, our code of conduct, as amended (the “Code of Conduct”), and other corporate governance matters is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Liquidia Corporate Governance” contained in our definitive proxy statement for our 2026 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

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

Item 11. Executive Compensation.

Information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Executive Officers and Director and Officer Compensation” contained in our definitive proxy statement for our 2026 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2025:

	Number of			Number of
	securities			securities
	to be issued upon			remaining
	exercise of		Weighted-average	available for
	outstanding		exercise price of	future issuance
	options,		outstanding	under equity
	warrants and		options, warrants	compensation
Plan Category	rights		and rights(1)	plans
Equity compensation plans approved by security holders	6,738,356	(2)	$5.15	1,933,767	(3)
Equity compensation plans not approved by security holders	1,635,458	(4)	$3.17	27,608
Total	8,373,814		$4.76	1,961,375
(1)	Represents the weighted-average exercise price of outstanding stock options only.
(2)	Includes an aggregate of (i) 251,810 option shares assumed by Liquidia Corporation under the Liquidia Technologies, Inc. 2018 Long-Term Incentive Plan and (ii) 56,799 option shares assumed by Liquidia Corporation under the Liquidia Technologies, Inc. 2016 Equity Incentive Plan, as amended.
(3)	Includes an aggregate of (i) 1,441,085 shares available for issuance under the Liquidia Corporation 2020 Long-Term Incentive Plan (the “2020 Plan”). On January 1, 2026, an additional 3,488,165 shares of common stock were added to the shares authorized for issuance under the 2020 Plan, pursuant to an “evergreen” provision contained therein. Pursuant to such provision, on January 1 of each year through 2030, the number of shares authorized for issuance under the 2020 Plan is automatically increased by a number equal to four percent of the outstanding shares of common stock as of the end of our immediately preceding fiscal year, or any lesser number of shares of common stock determined by our Board or Compensation Committee of our Board and (ii) 492,682 shares available for issuance under the Liquidia Corporation 2020 Employee Stock Purchase Plan (“ESPP”). On January 1, 2026 an additional 150,000 shares of common stock were added to the shares authorized for issuance under the ESPP, pursuant to an “evergreen” provision contained therein. Pursuant to such provision, on January 1 of each year through 2030, the number of shares authorized for issuance under the ESPP is automatically increased by the lesser of (a) 1.0% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, (b) 150,000 shares, or (c) an amount determined by the Board of Directors.
(4)	Includes an aggregate of (i) 1,392,362 nonstatutory stock option shares with an exercise price equal to $3.00 granted to Damian deGoa, our former Chief Executive Officer and a current director, on December 14, 2020, which remain outstanding and exercisable during Mr. deGoa’s Board tenure, and (ii) 243,096 nonstatutory stock option shares issued under the Liquidia Corporation 2022 Inducement Plan. These options shares were granted outside of the 2020 Plan as an inducement material to acceptance of employment with our company and are subject to nonstatutory stock option agreements. The options were approved by the Compensation Committee of the Board in compliance with and in reliance on Nasdaq Listing Rule 5635(c)(4).

The remaining information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the sections entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in our definitive proxy statement for our 2026 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled “Certain Relationships and Related Party Transactions” and “Liquidia Corporate Governance” contained in our definitive proxy statement for our 2026 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required to be disclosed by this Item is incorporated into this Annual Report on Form 10-K by reference from the section entitled “Principal Accounting Fees and Services” contained in our definitive proxy statement for our 2026 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year ended December 31, 2025.

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

4.3	Description of Securities of the Company. (incorporated herein by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2024).
10.1#

Liquidia Technologies, Inc. 2016 Equity Incentive Plan, as amended, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to Liquidia Technologies, Inc.’s Registration Statement on Form S-1, filed with the SEC on June 28, 2018).

10.2#

Liquidia Technologies, Inc. 2018 Long-Term Incentive Plan, and forms of award agreements thereunder (incorporated by reference to Exhibit 99.3 to Liquidia Technologies, Inc.’s Registration Statement on Form S-8, filed with the SEC on July 26, 2018).

10.3#	Liquidia Corporation 2020 Long-Term Incentive Plan. (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2024).
10.4#	Amendment to the Liquidia Corporation 2020 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2022).
10.5#

Form of Restricted Stock Units Agreement under the Liquidia Corporation 2020 Long-Term Incentive Plan. (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2024).

10.6#

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

10.9#	Liquidia Corporation 2022 Inducement Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2022).

10.10#

Form of Stock Option Grant Notice and Stock Option Agreement under the Liquidia Corporation 2022 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2022).

10.11#*

Amendment to Stock Option Grant Notice under the Liquidia Technologies, Inc. 2016 Equity Incentive

Plan, the Liquidia Technologies, Inc. 2018 Long-Term Incentive Plan, and the Liquidia Corporation 2022 Inducement Plan.

10.12#*	Amendment to Stock Option Agreement under the Liquidia Corporation 2020 Long-Term Incentive Plan.
10.13#*	Amendment to Restricted Stock Units Notice (Performance Based) under the Liquidia Corporation 2020 Long-Term Incentive Plan.
10.14#*	Amendment to Restricted Stock Units Agreement under the Liquidia Corporation 2020 Long-Term Incentive Plan.
10.15#

Form of Indemnification Agreement with the Company’s executive officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K12B, filed with the SEC on November 18, 2020).

10.16

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

10.19++

Second Amendment to Revenue Interest Financing Agreement, dated as of June 28, 2023, by and between Liquidia Technologies, Inc. and Healthcare Royalty Partners IV, L.P. (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2024).

10.20++

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

10.22++

Fifth Amendment to Revenue Interest Financing Agreement, dated as of September 11, 2024, by and between Liquidia Technologies, Inc. and Healthcare Royalty Partners IV, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on September 12, 2024).

10.23++

Sixth Amendment to Revenue Interest Financing Agreement, dated as of March 17, 2025, by and between Liquidia Technologies, Inc. and Healthcare Royalty Partners IV, L.P. (incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 19, 2025).

10.24

Research License Agreement, dated as of March 31, 2023, by and between Liquidia Technologies, Inc. and Glaxo Group Limited. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2023).

10.25+

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

10.27

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

10.41++

Indenture of Lease, dated as of June 16, 2025, by and between Liquidia Technologies, Inc. and King Combs LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2025).

10.42++

Promotion Agreement, dated as of August 1, 2018, by and between RareGen, LLC and Sandoz Inc. (incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.43++

First Amendment to Promotion Agreement, dated as of May 8, 2020, by and between RareGen, LLC and Sandoz Inc. (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-4, filed with the SEC on August 5, 2020).

10.44

Second Amendment to Promotion Agreement, dated as of September 4, 2020, by and between RareGen, LLC and Sandoz Inc. (incorporated herein by reference to Exhibit 10.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed on September 4, 2020).

10.45++

Third Amendment to Promotion Agreement, dated as of November 18, 2022 by and between Liquidia PAH, LLC and Sandoz Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 20, 2023).

10.46

Fourth Amendment to Promotion Agreement, dated as of March 10, 2023, by and between Liquidia PAH, LLC and Sandoz Inc (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2023).

10.47++

LIQ861 API Supply Agreement, dated as of January 10, 2020, by and among LGM Pharma LLC, Yonsung Fine Chemicals Co. Ltd. and Liquidia Technologies, Inc. (incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2022).

10.48++

Amended and Restated Commercial Manufacturing Services and Supply Agreement, dated July 13, 2023, by and between Liquidia Technologies, Inc. and Lonza Tampa LLC. (incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2024).

10.49

First Amendment to Amended and Restated Commercial Manufacturing Services and Supply Agreement, dated January 7, 2025, by and between Liquidia Technologies, Inc. and Lonza Tampa LLC (incorporated herein by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 19, 2025).

10.50++

Device Development and Supply Agreement, dated as of December 1, 2022, by and among Mainbridge Health Partners, LLC, Sandoz Inc. and Liquidia PAH, LLC (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 20, 2023).

10.51++

License Agreement, dated as of June 28, 2023, by and between Liquidia Technologies, Inc. and Pharmosa Biopharm Inc. (incorporated herein by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2024).

10.52++

First Amendment to the License Agreement, dated as of October 2, 2024, by and between Liquidia Technologies, Inc. and Pharmosa Biopharm Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2024).

10.53++

Device License Agreement, dated as of October 2, 2024, by and between Liquidia Technologies, Inc. and Pharmosa Biopharm Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2024).

10.54++

Supply Agreement, dated May 22, 2023, by and between Liquidia Technologies, Inc. and Plastiape SpA. (incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2024).

10.55++*	License Agreement, dated as of October 27, 2025, by and between Liquidia Technologies, Inc. and Vectura Limited.
14.1	Liquidia Corporation Code of Conduct. (incorporated herein by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2024).
19.1	Liquidia Corporation Insider Trading Policy (included in Exhibit 14.1).
21.1*	Subsidiaries of Liquidia Corporation.
23.1*	Consent of PricewaterhouseCoopers LLP, independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Liquidia Corporation

Date: March 5, 2026	By:	/s/ Roger A. Jeffs, Ph.D.
	Name:	Roger A. Jeffs, Ph.D.
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Roger A. Jeffs, Ph.D.	Chief Executive Officer and Director	March 5, 2026
Roger A. Jeffs, Ph.D.	(Principal Executive Officer)

/s/ Michael Kaseta	Chief Operating Officer and Chief Financial Officer	March 5, 2026
Michael Kaseta	(Principal Financial Officer)

/s/ Dana Boyle	Chief Accounting Officer	March 5, 2026
Dana Boyle	(Principal Accounting Officer)

/s/ Dr. Stephen Bloch	Chairman of the Board of Directors	March 5, 2026
Dr. Stephen Bloch

/s/ Damian deGoa	Director	March 5, 2026
Damian deGoa

/s/ Katherine Rielly-Gauvin	Director	March 5, 2026
Katherine Rielly-Gauvin

/s/ Dr. Joanna Horobin	Director	March 5, 2026
Dr. Joanna Horobin

/s/ David Johnson	Director	March 5, 2026
David Johnson

/s/ Arthur Kirsch	Director	March 5, 2026
Arthur Kirsch

/s/Paul B. Manning	Director	March 5, 2026
Paul B. Manning

/s/ Raman Singh	Director	March 5, 2026
Raman Singh

LIQUIDIA CORPORATION

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Liquidia Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Liquidia Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Medicaid Rebate Accrual

As described in Note 2 to the consolidated financial statements, product sales, net, are recorded at the transaction price, which reflects gross product sales reduced by corresponding gross-to-net adjustments, Gross-to-net adjustments include Medicaid rebates. Management estimates the portion of sales attributed to Medicaid patients and the estimated rebates to be paid to the respective state Medicaid programs. These rebates consist of estimates of claims for the current quarter and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period. There may be a significant time lag between the Company’s reported net product sales and receipt of the corresponding rebate notices from each state (generally several months or longer). The Company’s estimates are based on estimates obtained from similar products in the industry as supplemented by management’s judgment. When historical data is available, the Company will use historical claim levels by the state, as supplemented by management’s judgment. These adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses. As of December 31, 2025, the Company’s accrued gross-to-net deductions balance was $35.5 million, of which a portion relates to Medicaid rebates.

The principal considerations for our determination that performing procedures relating to Medicaid rebate accrual is a critical audit matter are (i) the significant judgment by management when developing the estimate of the Medicaid rebate accrual and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating assumptions related to the portion of sales attributed to Medicaid patients and the estimated rebates to be paid to the respective state Medicaid programs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Medicaid rebate accrual. These procedures also included, among others, (i) developing an independent estimate of the Medicaid rebate accrual by utilizing third-party data related to the portion of sales attributed to Medicaid patients and the estimated rebates to be paid to the respective state Medicaid programs; (ii) comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate; and (iii) testing, on a sample basis, rebate claims paid for Medicaid, including evaluating those claims for consistency with the contractual terms of the Company’s Medicaid rebate agreements.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 5, 2026

We have served as the Company’s auditor since 2014.

Liquidia Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$190,680	$176,479
Accounts receivable, net	54,093	2,719
Inventory	23,802	241
Prepaid expenses and other current assets	4,826	5,666
Total current assets	273,401	185,105
Property, plant and equipment, net	11,844	8,298
Operating lease right-of-use assets, net	3,949	4,187
Indemnification asset, related party	8,392	7,460
Contract acquisition costs, net	6,818	7,286
Intangible asset, net	2,952	3,156
Goodwill	3,903	3,903
Restricted cash	3,504	—
Other assets	13,171	10,918
Total assets	$327,934	$230,313
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,678	$4,689
Accrued expenses and other current liabilities	73,197	18,659
Long-term debt, current	58,406	18,016
Operating and finance lease liabilities, current	487	417
Total current liabilities	135,768	41,781
Litigation finance payable	8,384	7,300
Long-term debt, noncurrent	132,935	95,268
Operating and finance lease liabilities, noncurrent	6,099	6,586
Total liabilities	283,186	150,935
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized, none outstanding	—	—
Common stock — $0.001 par value, 115,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively, 87,204,137 and 84,683,063 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	87	85
Additional paid-in capital	670,974	636,682
Accumulated deficit	(626,313)	(557,389)
Total stockholders’ equity	44,748	79,378
Total liabilities and stockholders’ equity	$327,934	$230,313

The accompanying notes are an integral part of these consolidated financial statements.

Liquidia Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Product sales, net	$148,288	$—	$—
Service revenue, net	10,032	13,996	17,488
Total revenue	158,320	13,996	17,488
Costs and expenses:
Cost of product sales	8,824	—	—
Cost of service revenue	4,418	5,879	2,888
Research and development	39,276	47,842	43,242
Selling, general and administrative	157,178	81,569	44,742
Total costs and expenses	209,696	135,290	90,872
Income (loss) from operations	(51,376)	(121,294)	(73,384)
Other income (expense):
Interest income	6,624	7,654	3,466
Interest expense	(24,172)	(14,651)	(6,273)
Loss on extinguishment of debt	—	—	(2,311)
Total other expense, net	(17,548)	(6,997)	(5,118)
Net loss and comprehensive loss	$(68,924)	$(128,291)	$(78,502)
Net loss per common share, basic and diluted	$(0.80)	$(1.63)	$(1.21)
Weighted average common shares outstanding, basic and diluted	86,059,101	78,707,503	64,993,476

The accompanying notes are an integral part of these consolidated financial statements.

Liquidia Corporation

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	64,517,912	$64	$440,954	$(350,596)	$90,422
Issuance of common stock upon exercise of stock options	137,576	—	495	—	495
Issuance of common stock upon vesting of restricted stock units	201,880	1	(1)	—	—
Issuance of common stock under employee stock purchase plan	140,922	—	683	—	683
Sale of common stock, net	3,631,285	4	24,102	—	24,106
Stock-based compensation	—	—	10,089	—	10,089
Net loss	—	—	—	(78,502)	(78,502)
Balance as of December 31, 2023	68,629,575	$69	$476,322	$(429,098)	$47,293
Issuance of common stock upon exercise of stock options	380,096	1	1,770	—	1,771
Issuance of common stock upon vesting of restricted stock units	725,038	—	—	—	—
Issuance of common stock under employee stock purchase plan	172,395	—	1,248	—	1,248
Issuance of common stock upon exercise of warrants	9,158	—	—	—	—
Sale of common stock, net	14,766,801	15	138,536	—	138,551
Stock-based compensation	—	—	18,806	—	18,806
Net loss	—	—	—	(128,291)	(128,291)
Balance as of December 31, 2024	84,683,063	$85	$636,682	$(557,389)	$79,378
Issuance of common stock upon exercise of stock options	625,498	1	2,970	—	2,971
Issuance of common stock upon vesting of restricted stock units	1,401,466	1	(1)	—	—
Issuance of common stock under employee stock purchase plan	192,060	—	1,851	—	1,851
Issuance of common stock upon exercise of warrants	302,050	—	—	—	—
Stock-based compensation	—	—	29,472	—	29,472
Net loss	—	—	—	(68,924)	(68,924)
Balance as of December 31, 2025	87,204,137	$87	$670,974	$(626,313)	$44,748

The accompanying notes are an integral part of these consolidated financial statements.

Liquidia Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(68,924)	$(128,291)	$(78,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	2,000	3,500	10,000
Stock-based compensation	29,472	18,806	10,089
Depreciation and amortization	1,528	2,197	2,178
Non-cash lease expense	238	468	397
Loss (gain) on disposal of property and equipment	11	46	(2)
Loss on extinguishment of debt	—	—	2,311
Accretion and non-cash interest expense	24,172	14,644	6,093
Changes in operating assets and liabilities:
Accounts receivable, net	(51,374)	1,342	956
Inventory	(22,988)	(241)	—
Prepaid expenses and other current assets	840	(1,881)	(798)
Other noncurrent assets	(2,253)	(10,631)	20
Accounts payable	(2,593)	2,330	(1,152)
Accrued expenses and other current liabilities	54,538	5,259	7,746
Operating lease liabilities	(353)	(970)	(900)
Net cash used in operating activities	(35,686)	(93,422)	(41,564)
Investing activities
Purchase of in-process research and development	(2,000)	(3,500)	(10,000)
Proceeds from the sale of property, plant and equipment	—	8	2
Purchases of property, plant and equipment	(4,336)	(4,949)	(1,290)
Net cash used in investing activities	(6,336)	(8,441)	(11,288)
Financing activities
Proceeds from long-term debt, net of fees	74,975	57,460	41,744
Payments on long-term debt	(21,090)	(4,853)	(21,654)
Payments for debt prepayment and extinguishment costs	—	—	(2,190)
Principal payments on finance leases	(64)	(107)	(181)
Receipts from litigation financing	1,084	593	113
Proceeds from sale of common stock, net of issuance costs	—	138,551	24,238
Proceeds from issuance of common stock under stock incentive plans	4,822	3,019	1,178
Net cash provided by financing activities	59,727	194,663	43,248
Net increase in cash, cash equivalents, and restricted cash	17,705	92,800	(9,604)
Cash, cash equivalents, and restricted cash, beginning of period	176,479	83,679	93,283
Cash, cash equivalents, and restricted cash, end of period	$194,184	$176,479	$83,679
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$360
Cash paid for operating lease liabilities	$1,370	$1,322	$1,283
Offering costs incurred, but not paid included in accrued expenses	$—	$—	$132
Non-cash increase in right-of-use assets due to remeasurement of lease liabilities	$—	$4,577	$—
Non-cash increase in property, plant and equipment through accounts payable	$650	$210	$239
Non-cash increase in indemnification asset through accounts payable	$932	$753	$112

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

YUTREPIA is an inhaled dry powder formulation of treprostinil designed with our proprietary PRINT technology, a particle engineering platform that enables precise production of uniform drug particles, to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low effort dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labeled doses of other marketed inhaled treprostinil therapies. YUTREPIA was approved by the U.S. Food and Drug Administration (“FDA”) in May 2025 for the treatment of both PAH and PH-ILD, and began commercialization in June 2025.

Treprostinil Injection is a fully-substitutable generic treprostinil for parenteral administration in the United States. We have the exclusive rights to conduct commercial activities for Treprostinil Injection and work jointly with Sandoz on commercial strategy for the product. Sandoz retains all other rights in and to Treprostinil Injection and holds the Abbreviated New Drug Application (“ANDA”) for Treprostinil Injection.

We also conduct research, development and manufacturing of novel products by applying our subject matter expertise in respiratory and vascular diseases. For example, we are currently developing L606, an investigational, liposomal formulation of treprostinil, which we licensed from Pharmosa Biopharm Inc. (“Pharmosa”), that is administered twice-daily with a short-duration next-generation nebulizer. L606 is currently being evaluated in an open-label study in the United States for treatment of PAH and PH-ILD, and we have initiated a worldwide-placebo-controlled pivotal study for the treatment of PH-ILD. We are also planning to conduct clinical studies to evaluate YUTREPIA for the treatment of pulmonary hypertension associated with chronic obstructive pulmonary disease (“PH-COPD”), idiopathic pulmonary fibrosis (“IPF”), progressive pulmonary fibrosis (“PPF”) and Raynaud’s phenomenon associated with systemic sclerosis (“SSc-RP”).

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

We operate in a dynamic and highly competitive industry and believe that changes in any of the following areas could have a material adverse effect on our future financial position, results of operations, or cash flows: advances and trends in new technologies and industry standards; results of clinical trials; regulatory approval, market acceptance and third-

party payor coverage for our products; development of sales channels; certain strategic relationships; litigation or claims against us, including claims related to intellectual property, product, regulatory, or other matters; and our ability to attract and retain employees necessary to support our growth.

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

Liquidity and Capital Resources

Since inception, we have incurred recurring operating losses, including net losses of $68.9 million, $128.3 million, and $78.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $626.3 million. We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, bank borrowings with warrants, the issuance of convertible notes and warrants, and other long-term debt.

We expect to continue to incur significant expenses as we commercialize YUTREPIA and advance our product candidates through clinical trials and seek regulatory approval of such product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Additionally, the revenue interest financing agreement with HealthCare Royalty Partners IV, L.P. (“HCR”) dated January 9, 2023, as amended (the “HCR Agreement”) contains fixed quarterly payments and minimum cash covenants that require us to maintain cash and cash equivalents in an amount at least equal to $15.0 million for the remainder of the payment term, which based on amounts funded as of December 31, 2025, is expected to conclude in 2033.

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

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023‑09, Improvements to Income Tax Disclosures. This guidance enhances the transparency and decision usefulness of income tax disclosures by requiring additional disaggregation of information related to the effective tax rate reconciliation, income taxes paid, and income tax expense and pretax income by jurisdiction.

We adopted ASU 2023‑09 effective December 31, 2025 and elected to apply the guidance on a retrospective basis. Accordingly, prior‑period income tax disclosures have been recast to conform to the current‑year presentation. The adoption of this guidance did not have an impact on our consolidated financial statements as the amendments relate solely to disclosure requirements.

The related enhanced disclosures are included in Note 10 Income Taxes.

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

Accounts Receivable, Net

Accounts receivable, net consists of trade receivables which are amounts due from our customers related to product sales and from Sandoz related to service revenue. We record trade receivables net of discounts, chargebacks, and any allowances for potential credit losses. An allowance for credit losses is determined based on the financial condition and creditworthiness of customers and we consider economic factors and events or trends expected to affect future collections experience. Any allowance would reduce the net receivables to the amount that is expected to be collected. We have not recorded any expected credit losses related to outstanding accounts receivable.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents, and restricted cash. We are exposed to credit risk, subject to federal deposit insurance, in the event of default by the financial institutions holding our cash, cash equivalents, and restricted cash to the extent of amounts recorded on the consolidated balance sheet. Our cash, cash equivalents, and restricted cash are held at multiple accredited financial institutions. We have not experienced any losses on such accounts and do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Such deposits have exceeded and will continue to exceed federally insured limits.

We are exposed to risks associated with extending credit to customers related to service revenue and product sales. We do not require collateral to secure amounts due from customers. One customer accounted for 100% of service revenue, net. The following table presents the percentage of gross product sales for the years ended December 31, 2025, 2024 and 2023 and accounts receivable as of December 31, 2025 and 2024 for our significant customers:

	Percentage of Gross Product Sales			Percentage of Accounts Receivable
	Year Ended December 31,			December 31,
	2025	2024	2023	2025	2024
Customer A	51%	—%	—%	41%	—%
Customer B	47%	—%	—%	55%	—%

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

Inventory

We value our inventories at the lower-of-cost or net realizable value on an average basis. We began capitalizing YUTREPIA in late 2023, when, based our assessment of the legal and regulatory process, we concluded that we met the criteria to capitalize expenditures for prelaunch inventory.

Inventories include the cost for materials, third party contract manufacturing and packaging services, and overhead associated with manufacturing. We perform an assessment of the recoverability of inventory during each reporting period and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such impairment charges are recorded as a component of cost of product sales. Manufacturing cost is determined using an average cost method, which approximates actual cost. Inventory used for clinical development purposes is expensed to research and development expense when consumed.

Royalties

Royalties incurred in connection with our obligations are included in cost of product sales in the same period as the related product sales is recognized and are further described in Note 14 Commitments and Contingencies.

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

Major renewals and improvements are capitalized to the extent that they increase the useful economic life or increase the expected economic benefit of the underlying asset. Maintenance and repairs are charged to operations as incurred. When items of property, plant and equipment are sold or retired, the related cost and accumulated depreciation or amortization is removed from the accounts, and any gain or loss is included in operating expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

We completed our annual goodwill impairment test as of July 1, 2025 and concluded that no impairments had occurred. There have been no significant events or changes in circumstances which indicated that the carrying amount of goodwill was not recoverable subsequent to the assessment.

Leases

In accordance with ASC 842, Leases, we determine if an arrangement is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. At the lease commencement date, we classify leases as operating or finance leases and record a right-of-use asset and a lease liability for all leases with an initial lease term of greater than 12 months based on the present value of the lease payments over the lease term using the discount rate implicit in the lease. If the rate implicit is not readily determinable, we use an estimate of its incremental borrowing rate based upon the available information at the lease commencement date. Operating lease expense is recognized on a straight-line basis over the lease term.

Leases with an initial term of 12 months or less are not recorded in the balance sheet pursuant to the practical expedient available under ASC 842.

Acquired In-Process Research and Development Costs

Acquired in-process research and development (“IPR&D”) expense consists of payments incurred in connection with the acquisition or licensing of products or technologies that do not meet the definition of a business under ASC 805, Business Combinations. Payments for acquired IPR&D as well as future product development milestones are initially treated as the acquisition of an asset but then immediately expensed as there is no future alternative use for the asset. These payments are reflected as a component of research and development expense as well as an investing activity outflow on our consolidated statements of cash flows due to the nature of the underlying acquisition of an asset. See Note 14 Commitments and Contingencies for further discussion of future product development milestones.

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

Product Sales, Net

In the second quarter of 2025, YUTREPIA became available to patients with a prescription in the U.S. and we commenced commercial sales to customers. We sell YUTREPIA to customers, including specialty pharmacies and a specialty distributor who in turn sell YUTREPIA directly to patients, clinics, hospitals, and federal healthcare programs. We offer access programs to allow patients to obtain free prescription fills in certain circumstances. We exclude amounts related to these access programs from both gross and net revenue. The cost of product associated with such access programs is recognized as a selling, general and administrative cost in the consolidated statements of operations.

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

GTN adjustments include:

●	Discounts for Prompt Payment: We estimate cash discounts based on contractual terms and expectations regarding future customer payment patterns. We expect our customers will earn 100% of their prompt payment discounts. These discounts are recorded in the same period the related revenue is recognized, resulting in a reduction of product sales and accounts receivable.
●	Customer Discounts: We have contractual arrangements to provide for agreed upon discounts. These discounts are recorded in the same period the related revenue is recognized, resulting in a reduction of product sales and accounts receivable.
●	Specialty Distributor Fees: We pay fees to our specialty distributor for distribution services provided in connection with the sales of YUTREPIA. These specialty distributor fees are based on a contractually determined fixed percentage of sales. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product sales and the establishment of a current liability which is included in accrued expenses.
●	Government Chargebacks: Fees and discounts to qualified government healthcare providers represent the estimated obligations resulting from contractual commitments to sell products to qualified U.S. Department of Veterans Affairs hospitals and 340B entities at prices lower than the list prices charged to customers who directly purchase the product from us. The 340B Drug Discount Program is a U.S. federal government program created in 1992 that requires drug manufacturers to provide outpatient drugs to eligible health care organizations and covered entities at significantly reduced prices. Customers charge us for the difference between what they pay for the product and the statutory selling price to the qualified government entity. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and a corresponding reduction of either accounts receivables or establishment of a current liability. Chargeback amounts are generally determined at the time of resale to the qualified government healthcare provider by customers, and we generally issue credits for such amounts within a few weeks after the customer notifies us of the resale. Reserves for chargebacks consist of chargebacks that customers have claimed, but for which we have not yet issued a credit and credits that we expect to issue for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period. There may be significant lag time between our reported net product sales and receipt of the corresponding government chargeback claims from our customers.
●	Product Returns Allowances: Customers are contractually permitted to return purchased products only if the product is damaged or defective upon delivery or as required under applicable law. We estimate expected product returns for its allowance based on our expected returns volume. When historical data is available, we will use historical return rates of the product. Returned product is typically destroyed, since returns are generally only permitted due to damage and cannot be resold. These allowances are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses.
●	Managed Care Rebates: We are subject to rebates in connection with our agreements with certain contracted payors. We estimate our managed care rebates based on our estimated payor mix and the applicable contractual rebate rate and estimated future claims that we expect to receive, which considers an estimate for inventory in the distribution channel. These adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses.
●	Manufacturer Discount Program (“MDP”) Rebates: Under the Inflation Reduction Act (“IRA”) manufacturers are generally required to pay (1) a 10% rebate on Medicare Part D program drugs in the initial coverage phase (the phase during which the patient has satisfied the deductible and incurred costs less than the out-of-pocket threshold) and (2) a 20% rebate on Medicare Part D program drugs when a beneficiary enters the catastrophic coverage phase (the phase after the patient has incurred costs greater than or equal to the out-of-pocket threshold). We estimate our MDP rebates based on our estimate of the portion sales attributed to patients covered by Medicare Part D plans. These adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses.
●	Medicaid Rebates: We are subject to discount obligations under state government-managed Medicaid programs, whereby rebates are issued to participating state governments. These rebates arise when a patient treated with YUTREPIA is covered under Medicaid, resulting in a discounted price under the applicable Medicaid program. We estimate the portion of sales attributed to Medicaid patients and the estimated rebates to be paid to the respective state Medicaid programs. These rebates consist of estimates of claims for the current quarter and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period. There may be a significant time lag between our reported net product sales and receipt of the corresponding rebate notices from each state (generally several months or longer). Our estimates are based on estimates obtained from similar products in the industry as supplemented by management’s judgment. When historical data is available, we will use historical claim levels by the state, as supplemented by management’s judgment. These adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses.
●	Copay Programs: We offer a copay assistance program, which is intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payors. The calculation of the accrual for copay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period. Estimates are based on similar products in the industry as supplemented by management’s judgment. When historical data is available, we will use actual program participation and estimates of program redemption using data provided by the third party that administers the copay program. These adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses.

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

We have determined that the performance of the promotional services constitutes a single performance obligation and recognize revenue as we satisfy our performance obligation. The transaction price is equal to our share of Net Profits. We expect to refund certain amounts to Sandoz through a reduction of the cash received from future Net Profits generated under the Promotion Agreement. As of December 31, 2025 and 2024, a $1.0 million and $2.0 million refund liability, respectively, is offset against accounts receivable from Sandoz related to expected refund amounts.

Research and Development Expense

Research and development costs are expensed as incurred in accordance with ASC 730, Research and Development and include facility-related costs related to research and development activities, direct costs from third parties, such as CROs, CMOs, and consultants, as well as employee-related expenses, including salaries, benefits, and stock-based compensation. Research and development expenses also include costs of acquired product licenses and related technology rights where there is no alternative future use.

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

Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. Due to their anti-dilutive effect, the calculation of diluted net loss per share excludes the following common stock equivalent shares:

	Year Ended
	December 31,
	2025	2024	2023
Stock Options	8,763,041	9,288,028	9,513,039
Restricted Stock Units	4,734,627	3,049,830	1,685,532
Warrants	303,493	450,000	450,000
Total	13,801,161	12,787,858	11,648,571

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table presents the placement in the fair value hierarchy of financial assets and liabilities measured at fair value as of December 31, 2025 and December 31, 2024:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2025	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$174,828	$—	$—	$174,828

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2024	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$170,672	$—	$—	$170,672

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

The carrying value and fair value of long-term debt as of December 31, 2025 and December 31, 2024 is as follows:

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$191,341	$203,300	$113,284	$110,174

The fair value is estimated using Level 3 inputs based on a discounted cash flow model incorporating company-specific projections and a market-based discount rates of 12.4% to 12.7% as of December 31, 2025 and 15.6% to 17.6% as of December 31, 2024, based on the tenor of the contractual payment, and reflective of debt with similar risk characteristics.

3. Inventory

Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	December 31,	December 31,
	2025	2024
Raw materials	$8,547	$3,737
Work in process	13,313	7,069
Finished goods	14,802	—
Inventory	36,662	10,806

Recognized as:
Inventory	$23,802	$241
Other assets	12,860	10,565

Amounts recognized as Other Assets are comprised entirely of raw materials and work in process inventories not expected to be sold within one year of the date of the consolidated balance sheet.

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,	December 31,
	2025	2024
Lab and build-to-suit equipment	$5,231	$6,918
Office equipment	7	7
Furniture and fixtures	497	481
Computer and other equipment	1,958	741
Leasehold improvements	13,028	12,959
Construction-in-progress	5,091	3,001
Total property, plant and equipment	25,812	24,107
Accumulated depreciation and amortization	(13,968)	(15,809)
Property, plant and equipment, net	$11,844	$8,298

We recorded depreciation and amortization expense related to property, plant and equipment of $0.9 million, $0.8 million, and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Maintenance and repairs are expensed as incurred and were $0.5 million, $0.3 million, and $0.3 million for the years ended December 31, 2025, 2024 and 2023.

5. Contract Acquisition Costs and Intangible Asset, and Goodwill

Contract acquisition costs and intangible asset are summarized as follows:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract acquisition costs	$12,980	$(6,162)	$6,818	$12,980	$(5,694)	$7,286
Intangible asset	$5,620	$(2,668)	$2,952	$5,620	$(2,464)	$3,156

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

We recorded amortization related to the contract acquisition costs of $0.5 million, $0.6 million, and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. We recorded amortization related to the intangible asset of $0.2 million, $0.3 million, and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Annual amortization over the next five years is expected to immaterially fluctuate from the 2025 amounts, consistent with changes to net profits to be recognized pursuant to the Promotion Agreement over the period.

During the year ended December 31, 2020, we recorded goodwill of $3.9 million, which primarily represented the Liquidia PAH assembled workforce and the residual value of the purchase consideration and assumed liabilities that exceeded the assets acquired (see Note 2 Basis of Presentation, Significant Accounting Policies and Fair Value Measurements). As of December 31, 2025 and 2024, we concluded that there were no events or changes in circumstances that indicated that the carrying amount of goodwill was not recoverable.

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

On November 17, 2020, Liquidia PAH entered into a Litigation Funding and Indemnification Agreement (“Indemnification Agreement”) with PBM RG Holdings, LLC (“PBM”). PBM is considered to be a related party as it is controlled by a major stockholder (which beneficially owns approximately 6.8% of Liquidia Corporation common stock as of February 17, 2026), who is also a member of our Board of Directors.

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

As of December 31, 2025, the Indemnification Asset and Litigation Finance Payable were classified as long-term assets and liabilities, respectively, as it is considered unlikely that the RareGen Litigation would conclude prior to December 31, 2026.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
	2025	2024
Accrued compensation	$20,319	$10,251
Accrued gross-to-net deductions	35,491	—
Accrued research and development expenses	3,229	2,495
Accrued inventory costs	5,757	1,641
Accrued other expenses	8,401	4,272
Total accrued expenses and other current liabilities	$73,197	$18,659

8. Stockholders’ Equity

Authorized Capital

As of December 31, 2025, the authorized capital of the Company consists of 125,000,000 shares of capital stock, $0.001 par value per share, of which 115,000,000 shares are designated as common stock and 10,000,000 shares are designated as preferred stock.

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

Warrants

During the years ended December 31, 2025, 2024 and 2023, 459,315, 9,175, and no warrants to purchase shares of common stock were exercised, respectively. Outstanding warrants consisted of the following as of December 31, 2025:

Number of
warrants	Exercise Price	Expiration Date
47,082	$0.02	December 31, 2026

9. Stock-Based Compensation

2020 Long-Term Incentive Plan

Our 2020 Long-Term Incentive Plan (the “2020 Plan”) provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards and for accelerated vesting under certain change of control transactions. The number of shares of our common stock available for issuance under the 2020 plan will automatically increase on January 1 of each year through 2030, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors (the “Evergreen Provision”). On January 1, 2026, the number of shares of common stock available for issuance under the 2020 Plan automatically increased by 3,488,165 shares pursuant to the Evergreen Provision. As of December 31, 2025, there were 1,441,085 shares available for future grants under the 2020 Plan.

The 2020 Plan replaced all prior equity award plans and such plans have been discontinued. However, the awards outstanding under the prior equity award plans will continue to remain in effect in accordance with their terms. Awards that are forfeited under these prior plans upon cancellation, termination or expiration will not be available for grant under the 2020 Plan. As of December 31, 2025, a total of 308,589 shares of common stock were reserved for issuance related to the remaining outstanding equity awards granted under the prior plans.

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

310,000 shares of our common stock were reserved for issuance pursuant to equity awards that may be granted under the 2022 Inducement Plan, and the 2022 Inducement Plan will be administered by the Compensation Committee. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2022 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board of Directors, or following a bona fide period of non-employment by us, if he or she is granted such equity awards in connection with his or her commencement of employment with us and such grant is an inducement material to his or her entering into employment with us. As of December 31, 2025, a total of 27,608 shares were available for issuance under the 2022 Inducement Plan.

Employee Stock Purchase Plan

In November 2020, stockholders approved the Liquidia Corporation 2020 Employee Stock Purchase Plan (the “ESPP”). The number of shares of our common stock available for issuance under the ESPP will automatically increase on January 1 of each year through 2030, by the lesser of (a) 1.0% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, (b) 150,000 shares, or (c) an amount determined by the Board of Directors. On January 1, 2026, the number of shares of common stock available for issuance under the ESPP increased by 150,000 shares. As of December 31, 2025, a total of 492,682 shares of common stock are reserved for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions, subject to plan limitations. Unless otherwise determined by the administrator, the common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is 85% of the lesser of the fair market value of our common stock on the first and last trading day of the offering period. During the years ended December 31, 2025, 2024 and 2023, 192,060, 172,395, and 140,922 shares were issued under the ESPP, respectively.

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

Total stock-based compensation expense recognized for employees and non-employees was as follows:

	Year Ended
	December 31,
By Expense Category:	2025	2024	2023
Cost of service revenue	$387	$225	$—
Research and development	1,338	3,489	2,294
Selling, general and administrative	27,747	15,092	7,795
Total stock-based compensation expense	$29,472	$18,806	$10,089

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted average basis, by type of award:

	As of December 31, 2025
		Weighted
		Average
		Remaining
		Recognition
	Unamortized	Period
	Expense	(Years)
Stock options	$2,248	0.8
Restricted and performance stock units	$37,943	2.2

Fair Value of Stock Options Granted and Purchase Rights Issued under the ESPP

We use the Black-Scholes option-pricing model to determine the fair value of stock options granted and purchase rights issued under the ESPP.

There were no stock options granted during the year ended December 31, 2025. The following table summarizes the assumptions used for estimating the fair value of stock options granted under the Black-Scholes option-pricing model during the year ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Expected dividend yield	—	—
Risk-free interest rate	3.98%	3.46% - 4.73%
Expected volatility	90%	90% - 95%
Expected life (years)	6.1	5.8 - 6.1

The following table summarizes the assumptions used for estimating the fair value of purchase rights granted to employees under the ESPP under the Black-Scholes option-pricing model:

	Year Ended
	December 31,
	2025	2024	2023
Expected dividend yield	—	—	—
Risk-free interest rate	3.99% - 4.31%	4.80% - 5.27%	5.20% - 5.47%
Expected volatility	44% - 74%	62% - 72%	60% - 64%
Expected life (years)	0.50	0.50	0.50

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

Stock Options

Options generally vest over a four-year period in multiple tranches.

The following table summarizes stock option activity during the year ended December 31, 2025:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2024	9,009,005	$4.76
Granted	—	—
Exercised	(625,074)	4.75
Cancelled	(10,117)	5.72
Outstanding as of December 31, 2025	8,373,814	$4.76	5.9	$248,933
Exercisable as of December 31, 2025	7,835,046	$4.67	5.8	$233,636
Vested and expected to vest as of December 31, 2025	8,354,213	$4.76	5.9	$248,390

No options were granted during the year ended December 31, 2025. The weighted average fair value for options granted during the year ended December 31, 2024 and 2023 was $9.84 and $5.09 per share, respectively. The aggregate intrinsic value of stock options in the table above represents the difference between the $34.49 closing price of our common stock as of December 31, 2025 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

Additional information related to our stock options is summarized below:

	December 31,
	2025	2024	2023
Cash proceeds from options exercised	$2,971	$1,771	$495
Aggregate intrinsic value of options exercised	$12,312	$2,907	$468
Fair value of options vested	$5,894	$6,773	$10,143

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

PSUs granted during 2025 and 2024 included 749,793 and 520,526 respectively, granted to our executive officers. These PSUs vest upon the later of (a) time-based vesting conditions and (b) the first commercial sale of YUTREPIA in the United States, which occurred during the second quarter of 2025. The time-based vesting condition means 25% of the PSUs vest one year after grant date and quarterly thereafter for three years, subject to the executive officer’s continued service.

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

The following table summarizes our RSU and PSU activity during the year ended December 31, 2025:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested as of December 31, 2024	2,948,049	$10.82
Granted	3,035,129	12.86
Vested	(1,401,966)	10.74
Forfeited	(131,867)	15.93
Unvested as of December 31, 2025	4,449,345	$12.08

10. Income Taxes

No provision for federal and state income tax expense has been recorded for the years ended December 31, 2025, 2024 and 2023 due to the valuation allowance recorded against the net deferred tax asset and recurring losses.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows as of December 31, 2025 and 2024:

	2025	2024
Deferred income tax assets:
Tax loss carryforwards	$90,487	$86,289
Research and development credits	2,734	3,942
R&D section 174 costs	7,462	15,166
Share-based compensation	2,367	1,710
Lease liability	1,728	1,713
Compensation	4,990	2,235
Fixed assets	—	302
Patent amortization	98	280
Accrued litigation costs	2,200	1,786
Settlement reserve	259	496
Gross-to-net accruals	2,259	—
Licensing agreement	3,536	3,043
OID Interest	1,811	873
Other	90	31
Valuation allowance	(116,386)	(115,011)
Total deferred income tax assets	3,635	2,855
Deferred income tax liabilities:
Fixed assets	397	—
Intangible assets	2,202	1,825
Right of use asset	1,036	1,030
Total deferred income tax liabilities	3,635	2,855
Total net deferred tax	$—	$—

As of December 31, 2025, 2024 and 2023, we established a full valuation allowance against our net deferred tax assets since, at the time, we could not assert that it was more likely than not that our deferred tax assets would be realized. As a result, there was an increase in the valuation allowance in 2025 and 2024 of approximately $1.4 million and $27.0 million, respectively.

As of December 31, 2025, we had federal and state income tax loss carryforwards of $396.0 million and $433.1 million, respectively, which begin to expire in 2026 for both federal and state purposes. In addition, we have tax credit carryforwards for federal tax purposes of approximately $3.4 million as of December 31, 2025, which begin to expire in 2040. The utilization of net operating loss and tax credit carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the loss carryforwards.

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

During the year ended December 31, 2025, we completed a study to assess whether historical equity transactions resulted in an ownership change within the meaning of Section 382 of the Internal Revenue Code.

Based on this analysis, we determined that an ownership change occurred in a prior year. As a result, the utilization of a portion of our carryforwards is subject to an annual limitation under Section 382. The limitation may cause certain net operating loss carryforwards to expire unused before being fully utilized.

We have considered the impact of the Section 382 limitation in assessing the realizability of its deferred tax assets as of December 31, 2025.

The reasons for the difference between actual income tax expense for the year ended December 31, 2025, 2024 and 2023 and the amount computed by applying the statutory federal income tax rate to income before income tax are as follows:

	2025		2024		2023
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Earnings	Amount	Earnings	Amount	Earnings
U.S. Federal Statutory Tax Rate	$(14,474)	21.00%	$(26,941)	21.00%	$(16,486)	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect(1)	(13)	0.02	(15)	0.01	(6)	0.01
Tax Credits
Research and development tax credits	(3,338)	4.84	—	—	—	—
Changes in Valuation Allowances	16,033	(23.26)	23,726	(18.50)	11,723	(14.94)
Nontaxable or Nondeductible Items
Share-based payment awards	1,507	(2.19)	2,301	(1.79)	4,290	(5.46)
Other	(25)	0.04	897	(0.70)	493	(0.63)
Changes in Unrecognized Tax Benefits	294	(0.43)	—	—	—	—
Other Adjustments	16	(0.02)	32	(0.02)	(14)	0.02
Effective Tax Rate	$—	—%	$—	—%	$—	—%
(1)	State and local income taxes, net of federal income tax effect, resulted in a net tax benefit for the year ended December 31, 2025, 2024 and 2023. The favorable impact primarily reflects the deductibility of state and local taxes for federal income tax purposes. The net tax benefit from state taxes in Tennessee made up the majority (greater than 50 percent) of the tax effect in this category for year ended December 31, 2025 and in North Carolina for years ended December 31, 2024 and 2023.

We did not pay income taxes during the year ended December 31, 2025, 2024 and 2023. Income tax payments were not required during the period as a result of generating net operating losses. Accordingly, no disaggregation of income taxes paid by jurisdiction has been provided.

During the current year, we completed an R&D credit study covering tax years 2021 through 2024 which resulted in an increase to the R&D credit and uncertain tax position.

We have determined that there may be a future limitation on our ability to utilize its entire federal R&D credit carryover. Therefore, we recognized an uncertain tax benefit associated with the federal R&D credit carryover during the years ended December 31, 2025, 2024 and 2023, as follows:

Balance at December 31, 2022	$390
Increases related to 2023	—
Balance at December 31, 2023	$390
Increases related to 2024	—
Balance at December 31, 2024	390
Increase related to prior periods	478
Increase related to current period	190
Decrease related to lapse of the applicable statute of limitations	(374)
Balance at December 31, 2025	$684

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. We have determined that it had no other material uncertain tax benefits for the year ended December 31, 2025. If the unrecognized tax benefit is recognized, it would be in the form of additional R&D credit carryforward, which is expected to require a full valuation allowance based on present circumstances. Our policy for recording interest and penalties related to uncertain tax provisions is to record them as a component of the provision for income taxes. We did not have any accrued interest or penalties associated with any unrecognized tax positions as of December 31, 2025, 2024 and 2023, and there were no such interest or penalties recognized during the years ended December 31, 2025, 2024 and 2023.

On November 18, 2021, North Carolina enacted the 2021 Appropriations Act, which included a gradual corporate income tax rate decrease from the current 2.5% to 0% by 2030. We are in a cumulative loss position and does not have significant deferred tax liabilities that can be utilized as a source of taxable income in the future. We have reduced our deferred tax asset related to North Carolina net operating loss carryforwards to zero, as no benefit is expected to be realized from these deferred tax assets prior to 2030 when there would be no income tax in North Carolina. The reduction in the value of the deferred tax assets in each year is fully offset by a corresponding valuation allowance. If we become profitable prior to 2030, we will recognize an income tax benefit related to the portion of our deferred tax asset related to North Carolina net operating loss carryforwards utilized.

We have all tax years open to examination by federal tax and state tax jurisdictions. No income tax returns are currently under examination by taxing authorities.

11. Leases

In June 2025, we entered into a non-cancelable operating lease for a second manufacturing and office space in Morrisville, North Carolina that consists of approximately 70,131 square feet of space. The lease expires on November 1, 2036, with the option to extend for two additional periods of five years each with appropriate notice. The payments under this lease are subject to escalation clauses. The lease is not expected to commence until late 2026. As the lease commencement date has not yet occurred, no right-of-use asset or lease liability has been recognized in the current period consolidated financial statements. Concurrent with the execution of the lease, we provided the landlord an automatically renewable stand-by letter of credit in the amount of $3.3 million. The stand-by letter of credit is collateralized by a high-yield savings account, which is classified as restricted cash, long-term in our consolidated balance sheets.

We are also party to a non-cancelable operating lease for our laboratory, manufacturing and office space in Morrisville, North Carolina. The lease expires on December 31, 2031, with an option to extend for an additional period of five years with appropriate notice. We have not included the optional extension period in the measurement of lease liabilities because it is not reasonably certain that we will exercise the option to extend. The payments under this lease are subject to escalation clauses.

Operating lease cost is allocated between inventory, research and development, and selling, general, and administrative expenses based on the usage of the leased facilities. The related right-of-use assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the asset.

Lease Balances, Costs, and Future Minimum Payments

Leases with an initial term of 12 months or less are not recorded on the balance sheet. As of December 31, 2025, we have not entered into any short-term leases. For lease agreements entered into or reassessed after the adoption of ASC 842 Leases, we combine lease and non-lease components, if any. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Our lease cost is reflected in the accompanying statements of operations and comprehensive loss as follows:

		Year Ended December 31,
	Classification	2025	2024	2023
Operating lease cost:
Fixed lease cost	Selling, general, and administrative	$1,254	$82	$78
Fixed lease cost	Research and development	—	740	702
Finance lease cost:
Amortization of lease assets	Selling, general, and administrative	22	—	—
Amortization of lease assets	Research and development	—	89	96
Interest on lease liabilities	Interest expense	1	7	15
Total Lease Cost		$1,277	$918	$891

The weighted average remaining lease term and discount rates as of December 31, 2025 were as follows:

Weighted average remaining lease term (years):
Operating leases	6.0
Weighted average discount rate:
Operating leases	15.2%

The discount rate for leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms at the time of lease inception.

Lease liability maturities as of December 31, 2025, were as follows:

Year ending December 31:	Total
2026	$1,442
2027	1,643
2028	1,692
2029	1,743
2030	1,795
Thereafter	1,849
Total minimum lease payments	10,164
Less: interest	(3,578)
Present value of lease liabilities	$6,586

The table above excludes $36.3 million of estimated fixed payment obligations under our lease for a second manufacturing and office space in Morrisville, North Carolina that has not yet commenced.

12. Long-term Debt

On January 9, 2023, we entered into the HCR Agreement, as amended, pursuant to which and subject to the terms and conditions contained therein, HCR has paid us an aggregate investment amount of $175.0 million (the “Investment Amount”). $25.0 million remains available for funding upon mutual agreement of HCR and us.

As consideration for the Investment Amount and pursuant to the HCR Agreement, we have agreed to pay HCR according to a fixed quarterly payment schedule. As of December 31, 2025, we were required to pay $58.4 million within one year of the balance sheet date, which is classified as current in our consolidated balance sheet.

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

The HCR Agreement contains certain restrictions on our ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, dispose of assets, pay dividends and distributions, subject to certain exceptions. In addition, the HCR Agreement contains a financial covenant that requires us to maintain cash and cash equivalents in an amount at least equal to $15.0 million for the remainder of the payment term, which based on amounts funded as of December 31, 2025, concludes in 2033.

As of the filing date of these consolidated financial statements, we are not aware of any breach of covenants, or the occurrence of any material adverse event, nor have we received any notice of event of default from HCR.

We recorded the total funds received from HCR under the terms of the HCR Agreement as a liability. Cumulative fees to the lender and third parties of approximately $1.0 million are reflected as a discount on the long-term debt and is being accreted over the term using the effective interest method. All amendments to date were treated as debt modifications in accordance with ASC 470 Debt. The HCR Agreement’s initial effective interest rate was 17.3%, which decreased to 17.2% following the Third Amendment. Following the Fourth Amendment the effective interest rate was 18.0% and was 16.0% following the Fifth Amendment. Following the Sixth Amendment the effective interest rate is 15.8%. Following the funding on June 23, 2025, the effective interest rate was 14.4%. We use the contractual payment schedule to determine the interest expense to record to accrete the liability to the amount ultimately due. Over the course of the HCR Agreement, the effective interest rate may be affected by potential changes in contractual payments.

The following table presents the changes in the HCR Agreement payable during the year ended December 31, 2025:

Balance as of December 31, 2024	$113,284
Accretion	3,823
Payments	(2,122)
Funding, net of fees(1)	24,975
Balance as of March 17, 2025	$139,960
Accretion	5,972
Payments	(2,854)
Funding, net of fees(2)	50,000
Balance as of June 23, 2025	$193,078
Accretion	14,377
Payments	(16,114)
Balance as of December 31, 2025	$191,341
Less: current portion of long-term debt	(58,406)
Long-term portion of long-term debt	$132,935

(1)	On March 17, 2025, we entered into the Sixth Amendment to the HCR Agreement pursuant to which HCR made an additional $100.0 million available for funding in three tranches. On March 17, 2025, $25.0 million of the additional $100.0 million was funded.
(2)	On June 23, 2025, $50.0 million was funded by HCR following first commercial sale of YUTREPIA.

The fixed contractual annual payments on long-term debt as of December 31, 2025 are as follows:

Year ending December 31:
2026	$58,406
2027	47,145
2028	54,526
2029	36,865
2030	31,314
Thereafter	50,397
Total	$278,653

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

‘782 Patent Litigation

In May 2025, United Therapeutics filed a complaint for patent infringement against the Company in the U.S. District Court for the Middle District of North Carolina (Case No. 1:25CV368) (the “‘782 Patent Litigation”), asserting infringement by the Company of U.S. Patent No. 11,357,782, entitled “Treprostinil Administration By Inhalation” (the “‘782 Patent”). In May 2025, United Therapeutics also filed a motion seeking a preliminary injunction to prevent the

Company from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA. The District Court denied the motion for a preliminary injunction in May 2025. In May 2025, the Company filed a motion to dismiss or, in the alternative, stay or transfer the lawsuit. In November 2025, the motion to stay was withdrawn and the motion to transfer was denied. The District Court denied the motion to dismiss in December 2025. In January 2026, United Therapeutics filed a motion to consolidate the ‘782 Patent Litigation with the ‘494 Patent Litigation (see below) and to stay the ‘782 Patent Litigation. Briefing on the motion is ongoing.

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

Trade Secret Litigation

In December 2021, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, alleging that the Company and a former United Therapeutics employee who later joined the Company as an employee many years after terminating his employment with United Therapeutics (the “Former Employee”) conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. In January 2024, the Former Employee filed a motion for summary judgment with respect to all claims, but the motion was denied in July 2024. In addition, in July 2024, the Company filed a motion for summary judgment with respect to all claims. The Company’s motion was denied in July 2025. A trial date has not yet been set.

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

Breach of Contract Litigation

In May 2024, United Therapeutics filed a second complaint in the Superior Court in Durham County, North Carolina, against the Former Employee, alleging that he breached prior employment agreements with United Therapeutics by failing to assign to United Therapeutics his interest in patents obtained by the Company that are alleged to have relied upon or benefitted from certain inventions, discoveries, materials, authorship, derivatives and results developed by the Former Employee while he was employed by United Therapeutics. The Company was also named as a defendant in this lawsuit. As part of the lawsuit, United Therapeutics alleges that the Former Employee misappropriated certain intellectual property of United Therapeutics which led to the development of YUTREPIA. The complaint also seeks declaratory judgement such that all right, title and interest in and to any patentable or unpatentable inventions, discoveries, and ideas made or conceived by the Former Employee while employed by the Company should be assigned and transferred to United Therapeutics because they involved the use of United Therapeutics’ confidential information. In July 2024, the Company filed a motion to dismiss all claims. The motion was denied in May 2025. The lawsuit remains ongoing.

‘494 Patent Litigation

On April 21, 2025, the Company filed a complaint for patent infringement against United Therapeutics in the U.S. District Court for the Middle District of North Carolina (Case No. 1:25-cv-00299) (the “’494 Patent Litigation”), asserting infringement by United Therapeutics of U.S. Patent No. 10,898,494, entitled “Dry Powder Treprostinil for the Treatment of Pulmonary Hypertension” (the “‘494 Patent”) with respect to its Tyvaso DPI product. In June 2025, United Therapeutics filed a motion to dismiss or stay the lawsuit. In November 2025, the District Court denied the motion to dismiss, but granted the motion to stay. Accordingly, the lawsuit is now stayed.

RareGen Litigation

In April 2019, Sandoz and Liquidia PAH (then known as RareGen) filed a complaint against United Therapeutics and Smiths Medical (now ICU Medical) in the District Court of New Jersey (Case No. 3:19 cv 10170), (the “RareGen Litigation”), alleging that United Therapeutics and Smiths Medical violated the Sherman Antitrust Act of 1890, state law antitrust statutes and unfair competition statutes by engaging in anticompetitive acts regarding the drug treprostinil for the treatment of PAH. In March 2020, Sandoz and Liquidia PAH filed a first amended complaint adding a claim that United Therapeutics breached a settlement agreement that was entered into in 2015, in which United Therapeutics agreed to not interfere with Sandoz’s efforts to launch its generic treprostinil, by taking calculated steps to restrict and interfere with the launch of Sandoz’s competing generic product. United Therapeutics developed treprostinil under the brand name Remodulin and Smiths Medical manufactured a pump and cartridges that are used to inject treprostinil into patients continuously throughout the day. Sandoz and Liquidia PAH allege that United Therapeutics and Smiths Medical entered into anticompetitive agreements (i) whereby Smiths Medical placed restrictions on the cartridges such that they can only be used with United Therapeutics’ branded Remodulin product and (ii) requiring Smiths Medical to enter into agreements with specialty pharmacies to sell the cartridges only for use with Remodulin.

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

In September 2021, United Therapeutics filed a motion for summary judgment with respect to all of the claims brought by Sandoz and Liquidia PAH against United Therapeutics. At the same time, Sandoz filed a motion for summary judgment with respect to the breach of contract claim. In March 2022, the Court issued an order granting partial summary judgment to United Therapeutics with respect to the antitrust and unfair competition claims, denying summary judgment to United Therapeutics with respect to the breach of contract claim, and granting partial summary judgment to Sandoz with respect to the breach of contract claim. A trial to determine the amount of damages due from United Therapeutics to Sandoz with respect to the breach of contract claim was held from late April to early May 2024. In November 2024, the Court entered a judgment in the amount of $70.6 million. United Therapeutics, Sandoz and Liquidia PAH have all appealed the Court’s decision to the United States Court of Appeals for the Third Circuit. Briefing on the appeal is complete and oral argument was held in November 2025. The Court’s decision is pending.

Under the Promotion Agreement, all proceeds from the litigation will be divided evenly between Sandoz and Liquidia PAH. Under the litigation finance agreements that Liquidia PAH has entered into with Henderson and PBM, any net proceeds received by Liquidia PAH with respect to the RareGen Litigation will be divided between Henderson and PBM.

14. Commitments and Contingencies

Vectura License Agreement

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

Under the Vectura License Agreement, we paid Vectura an upfront payment of $2.0 million and will pay (i) certain development milestone payments of up to $12.0 million; (ii) certain sales milestone payments of up to $92.5 million tied to commercial sales in the Territory and (iii) royalty payments with royalty rates ranging in the middle single digits tied to commercial sales in the Territory. The Vectura License Agreement also provides us with rights of first negotiation to add additional territories and indications during the term thereof.

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

Under the terms of the Pharmosa License Agreement, as amended, we will be responsible for development, regulatory and commercial activities of L606 in the Territory. Pharmosa will manufacture clinical and commercial supplies of the liposomal formulation through its global supply chain and support us in establishing a redundant global supply chain. In consideration for these exclusive rights, we paid Pharmosa an upfront license fee of $10 million and paid an additional $3.5 million upfront license fee in October 2024 in connection with the rights granted in the First Amendment and the Device License Agreement. In addition to the upfront fees, we will pay Pharmosa potential development milestone payments tied to clinical development and approvals in PAH and/or PH-ILD of up to $37.75 million, potential sales milestones of up to $185 million in North America and $150 million outside North American and two tiers of low, double-digit royalties on all net sales of L606. Pharmosa will also receive a $10 million milestone payment for each additional indication approved by the FDA after PAH and PH-ILD and each additional product approved by the FDA under the license, a $2 million milestone payment for each additional indication approved by the EMA after PAH and PH-ILD, and a $0.5 million milestone payment for each additional indication approved by the PMDA after PAH and PH-ILD. As of December 31, 2025, no development milestones have been achieved under the Pharmosa License Agreement. We also retain the first right to negotiate for development and commercialization of L606 in other territories should Pharmosa seek a partner, subject to satisfaction of certain conditions as set forth in the Pharmosa License Agreement.

UNC License Agreement

In December 2008, we entered into the Amended and Restated License Agreement with The University of North Carolina at Chapel Hill (“UNC”) for the use of certain patent rights and technology relating to our PRINT technology (the “UNC License Agreement”). As part of the UNC License Agreement, we hold an exclusive license to certain research and development technologies and processes in various stages of patent pursuit, for use in our research and development and commercial activities, with a term until the expiration date of the last to expire patent subject to the UNC License Agreement, subject to industry standard contractual compliance. Under the UNC License Agreement, we are obligated to pay UNC royalties equal to a low single digit percentage of all net sales of drug products whose manufacture, use or sale includes any use of the technology or patent rights covered by the UNC License Agreement, including YUTREPIA. We may grant sublicenses of UNC licensed intellectual property in return for specified payments based on a percentage of any fee, royalty or other consideration received.

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

On July 14, 2023, we entered into an Amended and Restated Commercial Manufacturing Services and Supply Agreement with Lonza Tampa LLC (“Lonza”) (as amended, the “CSA”). Lonza is our sole supplier for encapsulation and packaging services for YUTREPIA. Pursuant to the terms of the CSA, we deliver bulk treprostinil powder, manufactured using our proprietary PRINT technology, and Lonza encapsulates and packages it. The CSA was effective upon signing, will be in effect until December 31, 2028 and may thereafter be extended upon the mutual written agreement of the parties in accordance with the terms of the CSA.

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

As of December 31, 2025, we have non-cancelable commitments for product manufacturing and supply costs of approximately $58.2 million.

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

15. Segment Information

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

The following table summarizes segment revenue, segment loss, and significant segment expenses regularly reported to the CODM during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Revenues:
Product sales, net	$148,288	$—	$—
Service revenue, net	10,032	13,996	17,488
Total revenue	158,320	13,996	17,488
Cost of product sales	8,824	—	—
Cost of service revenue	4,418	5,879	2,888
Program expenses (1)
YUTREPIA	55,441	37,352	23,487
L606	19,678	12,052	12,551
Generic Treprostinil	364	720	308
Total program expenses	75,483	50,124	36,346
Non-program expenses (2)	21,967	15,530	12,854
Personnel, including stock-based compensation	99,004	63,757	38,784
Income (loss) from operations	(51,376)	(121,294)	(73,384)
Other income (expense), net	(17,548)	(6,997)	(5,118)
Net loss	$(68,924)	$(128,291)	$(78,502)
(1)	Includes external research and development and selling, general and administrative expenses
(2)	Includes professional service fees, facilities & infrastructure expenses, insurance, depreciation & amortization, and other corporate expenses