Form 10-Q
period 2026-03-31
Liquidia Corp
filed 2026-05-11
CIK 1819576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal quarter ended March 31, 2026

or

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 1, 2026, there were 88,928,099 shares of the registrant’s common stock outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. We intend such forward-looking statements to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to maintain regulatory approvals for our products, including YUTREPIA;
●	our expectations regarding the size of the patient populations, market opportunities, market acceptance, third-party payor coverage and opportunity for those products that we commercialize, including our own products, such as YUTREPIA, and products we commercialize in collaboration with third parties, including Sandoz’s fully substitutable generic treprostinil injection;
●	our plans and ability to develop and commercialize our product candidates, including YUTREPIA, and our commercialization, marketing and distribution capabilities and strategy;
●	the clinical utility of our products, including YUTREPIA, and product candidates and their potential advantages or disadvantages compared to other treatments;
●	our ability to establish and maintain arrangements for the manufacture of our products, including YUTREPIA, and product candidates and the ability and sufficiency of our current manufacturing facilities to produce development and commercial quantities of our products and product candidates;
●	the timeline or outcome related to our patent litigation with United Therapeutics that was filed in the U.S. District Court for the District of Delaware and the U.S. District Court for the Middle District of North Carolina, our litigation with United Therapeutics that was filed in the Superior Court for Durham County, North Carolina, or any future litigation with United Therapeutics or any other third-party, including any rehearings or appeals with respect to any litigation with United Therapeutics;
●	the planned clinical trials for our products and product candidates and timing of the availability of data and related regulatory filings and/or applications for our products and product candidates, including planned clinical trials for YUTREPIA and L606;
●	the timing and related contents of our planned regulatory filings and/or applications;
●	the timing of and our ability to obtain regulatory approvals for our products and product candidates, including the potential for expanding the label for YUTREPIA to include new indications and the potential for, and timing regarding, final approval by the FDA (as defined below) of and our ability to commercialize L606, including the potential impact of regulatory review, approval, and exclusivity developments which may occur for competitors, and the scope of any such approvals and the indications for which we receive approval;
●	our ability to establish and maintain collaborations, including any third-party license agreements;
●	the availability and market acceptance of medical devices and components of medical devices used to administer our drug products and drug products that we commercialize with third parties, including ICU Medical’s CADD-MS 3 ambulatory infusion pump (“CADD-MS 3 infusion pump”), the RG 3ml Medication Cartridge that we developed in collaboration with Chengdu Shifeng Medical Technologies LTD. used for the subcutaneous administration of Sandoz’s generic treprostinil injection, ICU Medical’s CADD Legacy and CADD-Solis infusion pumps used for the intravenous administration of Sandoz’s generic treprostinil injection, any infusion pump that we develop with Sandoz for the subcutaneous administration of Sandoz’s generic treprostinil injection, Plastiape’s RS00 Model dry powder inhaler, which we use for the administration of YUTREPIA, and any devices used for the administration of L606, including Vectura’s nebulizer device;
●	our and our business partners’ ability to develop and to obtain and maintain regulatory clearances and approvals, and the timing of any such clearances and approvals, for medical devices used to administer our products and products we commercialize, including a nebulizer for the administration of L606, and any infusion pump that we develop with Sandoz;
●	the effects on our company or our subsidiaries of future changes in law or changes in governmental agencies, including regulatory developments or legislative or executive actions, including changes in healthcare, environmental and other laws and regulations to which we are subject, changes at the FDA, tariffs that may apply to products that we purchase or sell, or judicial decisions overturning or establishing new legal precedents;
●	adverse outcomes of pending or threatened litigation or governmental investigations, including our ongoing litigation involving United Therapeutics in which they are seeking remedies that include the removal of YUTREPIA from the market and any future litigation with United Therapeutics or any other third party;
●	the failure to renew, or the revocation of, any license or other required permits;
●	our ability to retain, attract and hire key personnel;
●	our intellectual property position and the duration of our patent rights;
●	prevailing economic, market and business conditions;
●	changes in the industry in which we operate;
●	the volatility and unpredictability of the stock market and credit market conditions;
●	conditions beyond our control, such as natural and man-made disasters, global health emergencies, such as pandemics and epidemics, or geopolitical conflict, such as acts of war, terrorism and civil disorder;
●	our ability to satisfy the covenants contained in the HCR Agreement (as defined below);
●	the cost and availability of capital and any restrictions imposed by lenders or creditors;
●	unexpected charges or unexpected liabilities arising from a change in accounting policies or accounting estimates, including any such changes by third parties with whom we collaborate and from whom we receive a portion of their net profits;
●	the risk that the credit ratings of the Company or our subsidiaries may be different from market expectations, which may increase borrowing costs and/or make it more difficult for us to pay or refinance our debts and require us to borrow or divert cash flow from operations in order to service debt payments;
●	conduct of and changing circumstances related to third-party relationships on which we rely, including the level of creditworthiness of counterparties;
●	fluctuations in interest rates;
●	fluctuations in the trading price of our common stock;
●	variations between the stated assumptions on which forward-looking statements are based and our actual experience; and
●	our estimates regarding future expenses, capital requirements and needs for additional financing.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Liquidia Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$222,786	$190,680
Accounts receivable, net	74,157	54,093
Inventory	28,506	23,802
Prepaid expenses and other current assets	7,606	4,826
Total current assets	333,055	273,401
Property, plant and equipment, net	20,838	11,844
Operating lease right-of-use assets, net	4,358	3,949
Indemnification asset, related party	8,547	8,392
Contract acquisition costs, net	6,669	6,818
Intangible asset, net	2,887	2,952
Goodwill	3,903	3,903
Deferred tax assets, net	873	—
Restricted cash	3,504	3,504
Other assets	16,899	13,171
Total assets	$401,533	$327,934
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,981	$3,678
Accrued expenses and other current liabilities	87,729	73,197
Long-term debt, current	50,223	58,406
Operating and finance lease liabilities, current	807	487
Total current liabilities	149,740	135,768
Litigation finance payable	8,547	8,384
Long-term debt, noncurrent	127,643	132,935
Operating and finance lease liabilities, noncurrent	6,151	6,099
Long-term tax liability	873	—
Total liabilities	292,954	283,186
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized, none outstanding	—	—
Common stock — $0.001 par value, 115,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively, 88,308,411 and 87,204,137 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	88	87
Additional paid-in capital	681,942	670,974
Accumulated deficit	(573,451)	(626,313)
Total stockholders’ equity	108,579	44,748
Total liabilities and stockholders’ equity	$401,533	$327,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Product sales, net	$129,881	$—
Service revenue, net	2,984	3,120
Total revenue	132,865	3,120
Costs and expenses:
Cost of product sales	11,079	—
Cost of service revenue	773	1,517
Research and development	12,571	6,966
Selling, general and administrative	46,938	30,062
Total costs and expenses	71,361	38,545
Income (loss) from operations	61,504	(35,425)
Other income (expense):
Interest income	1,772	1,728
Interest expense	(6,494)	(4,670)
Total other expense, net	(4,722)	(2,942)
Income (loss) before income taxes	56,782	(38,367)
Income tax expense	3,920	—
Net income (loss) and comprehensive income (loss)	$52,862	$(38,367)
Net income (loss) per common share, basic	$0.60	$(0.45)
Net income (loss) per common share, diluted	$0.52	$(0.45)
Weighted average common shares outstanding, basic	88,006,244	85,172,696
Weighted average common shares outstanding, diluted	101,112,095	85,172,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except shares amounts)

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	87,204,137	$87	$670,974	$(626,313)	$44,748
Issuance of common stock upon exercise of stock options	200,619	—	773	—	773
Issuance of common stock upon vesting of restricted stock units	824,292	1	(1)	—	—
Issuance of common stock under employee stock purchase plan	32,425	—	979	—	979
Issuance of common stock upon exercise of warrants	46,938	—	—	—
Stock-based compensation	—	—	9,217	—	9,217
Net income	—	—	—	52,862	52,862
Balance as of March 31, 2026	88,308,411	$88	$681,942	$(573,451)	$108,579

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	84,683,063	$85	$636,682	$(557,389)	$79,378
Issuance of common stock upon exercise of stock options	84,505	—	358	—	358
Issuance of common stock upon vesting of restricted stock units	414,053	—	—	—	—
Issuance of common stock under employee stock purchase plan	117,320	—	906	—	906
Stock-based compensation	—	—	7,438	—	7,438
Net loss	—	—	—	(38,367)	(38,367)
Balance as of March 31, 2025	85,298,941	$85	$645,384	$(595,756)	$49,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income (loss)	$52,862	$(38,367)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	9,217	7,438
Depreciation and amortization	497	451
Non-cash lease expense	(409)	55
Accretion and non-cash interest expense	6,494	4,670
Changes in operating assets and liabilities:
Accounts receivable, net	(20,064)	1,472
Inventory	(4,565)	(1,108)
Prepaid expenses and other current assets	(2,780)	815
Other noncurrent assets	(4,601)	(4,624)
Accounts payable	562	3,418
Accrued expenses and other current liabilities	14,532	(4,818)
Operating lease liabilities	372	(81)
Other noncurrent liabilities	873	—
Net cash provided by (used in) operating activities	52,990	(30,679)
Investing activities
Purchases of property, plant and equipment	(2,830)	(330)
Net cash used in investing activities	(2,830)	(330)
Financing activities
Proceeds from long-term debt, net of fees	—	24,975
Payments on long-term debt	(19,969)	(2,122)
Principal payments on finance leases	—	(64)
Receipts from litigation financing	163	235
Proceeds from issuance of common stock under stock incentive plans	1,752	1,264
Net cash provided by (used in) financing activities	(18,054)	24,288
Net increase (decrease) in cash, cash equivalents, and restricted cash	32,106	(6,721)
Cash, cash equivalents, and restricted cash, beginning of period	194,184	176,479
Cash, cash equivalents, and restricted cash, end of period	$226,290	$169,758
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$387	$341
Non-cash increase in property, plant and equipment through accounts payable	$6,586	$151
Non-cash increase in indemnification asset through accounts payable	$155	$417

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

We operate in a dynamic and highly competitive industry and believe that changes in any of the following areas could have a material adverse effect on our future financial position, results of operations, or cash flows: advances and trends in new products, technologies and industry standards; results of clinical trials; regulatory approval, market acceptance and third-party payor coverage for our products; development of sales channels; certain strategic relationships; litigation or claims against us, including claims related to intellectual property, product, regulatory, or other matters; and our ability to attract and retain employees necessary to support our growth.

The current global macro-economic environment is volatile, which may result in supply chain constraints and elevated rates of inflation. We rely on single source manufacturers and suppliers for the supply of our products and product candidates, adding to the manufacturing risks we face. In the event of any failure by a supplier, we could be left without backup facilities. Any disruption from these manufacturers or suppliers could have a negative impact on our business, financial position and results of operations. Additionally, see Note 14 Legal Proceedings for discussion of potential adverse outcomes from pending legal proceedings that could limit our ability to continue to commercialize YUTREPIA.

Liquidity and Capital Resources

We have historically incurred recurring annual operating losses and as of March 31, 2026, we had an accumulated deficit of $573.5 million. We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, bank borrowings with warrants, the issuance of convertible notes and warrants, and other long-term debt.

We expect to continue to incur significant expenses as we commercialize YUTREPIA and advance our product candidates through clinical trials and seek regulatory approval of such product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Additionally, the revenue interest financing agreement with HealthCare Royalty Partners IV, L.P. (“HCR”) dated January 9, 2023, as amended (the “HCR Agreement”) contains fixed quarterly payments and minimum cash covenants that require us to maintain cash and cash equivalents in an amount at least equal to $15.0 million for the remainder of the payment term, which based on amounts funded as of March 31, 2026, is expected to conclude in 2033.

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

2. Basis of Presentation, Significant Accounting Policies and Fair Value Measurements

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The year-end condensed consolidated balance sheet data was derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. Our financial position, results of operations and cash flows are presented in U.S. Dollars.

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2025, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”).

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

Summary of Significant Accounting Policies

Our significant accounting policies are disclosed in Note 2 Basis of Presentation, Significant Accounting Policies and Fair Value Measurements of the consolidated financial statements for the years ended December 31, 2025 and 2024, which are included in our 2025 Annual Report on Form 10-K.

Recent Accounting Pronouncements

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. We adopted ASU 2025-05 effective January 1, 2026. The adoption of this guidance did not have an impact on our consolidated financial statements.

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

We are exposed to risks associated with extending credit to customers related to service revenue and product sales. We do not require collateral to secure amounts due from customers. One customer accounted for 100% of service revenue, net. The following table presents the percentage of gross product sales for the three months ended March 31, 2026 and 2025 and accounts receivable as of March 31, 2026 and 2025 for our significant customers:

	Percentage of Gross Product Sales		Percentage of Accounts Receivable
	Three Months Ended March 31,		March 31,
	2026	2025	2026	2025
Customer A	47%	—%	47%	—%
Customer B	39%	—%	46%	—%

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

Inventory

We value our inventories at the lower-of-cost or net realizable value on an average basis. We began capitalizing YUTREPIA in late 2023, when, based on our assessment of the legal and regulatory process, we concluded that we met the criteria to capitalize expenditures for prelaunch inventory.

Inventories include the cost for materials, third party contract manufacturing and packaging services, and overhead associated with manufacturing. We perform an assessment of the recoverability of inventory during each reporting period and write down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such impairment charges are recorded as a component of cost of product sales. Manufacturing cost is determined using an average cost method, which approximates actual cost. Inventory used for clinical development purposes is expensed to research and development expense when consumed.

Royalties

Royalties incurred in connection with our obligations are included in cost of product sales in the same period as the related product sales are recognized and are further described in Note 13 Commitments and Contingencies.

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

As of March 31, 2026, we concluded there were no significant events or changes in circumstances which indicated that the carrying amount of goodwill was not recoverable. We completed our annual impairment test as of July 1, 2025 and concluded that no impairments had occurred.

Leases

In accordance with ASC 842, Leases, (“ASC 842”) we determine if an arrangement is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. At the lease commencement date, we classify leases as operating or finance leases and record a right-of-use asset and a lease liability for all leases with an initial lease term of greater than 12 months based on the present value of the lease payments over the lease term using the discount rate implicit in the lease. If the rate implicit is not readily determinable, we use an estimate of its incremental borrowing rate based upon the available information at the lease commencement date. Operating lease expense is recognized on a straight-line basis over the lease term.

Leases with an initial term of 12 months or less are not recorded in the balance sheet pursuant to the practical expedient available under ASC 842.

Acquired In-Process Research and Development Costs

Acquired in-process research and development (“IPR&D”) expense consists of payments incurred in connection with the acquisition or licensing of products or technologies that do not meet the definition of a business under ASC 805, Business Combinations. Payments for acquired IPR&D as well as future product development milestones are initially treated as the acquisition of an asset but then immediately expensed as there is no future alternative use for the asset. These payments are reflected as a component of research and development expense as well as an investing activity outflow on our condensed consolidated statements of cash flows due to the nature of the underlying acquisition of an asset. See Note 13 Commitments and Contingencies for further discussion of future product development milestones.

Long-term Debt

We recognized a liability related to amounts received pursuant to the HCR Agreement under ASC 470-10, Debt (“ASC 470”) and ASC 835-30, Interest – Imputation of Interest. The liability will be accreted under the effective interest method based upon the amount of contractual future payments to be made pursuant to the HCR Agreement. Amendments are assessed under ASC 470 to determine the appropriate treatment as troubled debt restructurings, extinguishments or modifications. If the timing or amounts of any future payments change, we will prospectively adjust the effective interest and the related amortization of the liability.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price, only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our original estimates, we will adjust these estimates, which would affect product sales and earnings in the period such variances become known. During the quarter ended March 31, 2026, adjustments to estimated provisions related to prior period sales were less than one percent of our total revenues for the quarter then ended.

GTN adjustments include:

●	Discounts for Prompt Payment: We estimate cash discounts based on contractual terms and expectations regarding future customer payment patterns. We expect our customers will earn 100% of their prompt payment discounts. These discounts are recorded in the same period the related revenue is recognized, resulting in a reduction of product sales and accounts receivable.
●	Customer Discounts: We have contractual arrangements to provide for agreed upon discounts. These discounts are recorded in the same period the related revenue is recognized, resulting in a reduction of product sales and accounts receivable.
●	Specialty Distributor Fees: We pay fees to our specialty distributor for distribution services provided in connection with the sales of YUTREPIA. These specialty distributor fees are based on a contractually determined fixed percentage of sales. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product sales and the establishment of a current liability which is included in accrued expenses.
●	Government Chargebacks: Fees and discounts to qualified government healthcare providers represent the estimated obligations resulting from contractual commitments to sell products to qualified U.S. Department of Veterans Affairs hospitals and 340B entities at prices lower than the list prices charged to customers who directly purchase the product from us. The 340B Drug Discount Program is a U.S. federal government program created in 1992 that requires drug manufacturers to provide outpatient drugs to eligible health care organizations and covered entities at significantly reduced prices. Customers charge us for the difference between what they pay for the product and the statutory selling price to the qualified government entity. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and a corresponding reduction of either accounts receivable or establishment of a current liability. Chargeback amounts are generally determined at the time of resale to the qualified government healthcare provider by customers, and we generally issue credits for such amounts within a few weeks after the customer notifies us of the resale. Reserves for chargebacks consist of chargebacks that customers have claimed, but for which we have not yet issued a credit and credits that we expect to issue for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period. There may be significant lag time between our reported net product sales and receipt of the corresponding government chargeback claims from our customers.
●	Product Returns Allowances: Customers are contractually permitted to return purchased products only if the product is damaged or defective upon delivery or as required under applicable law. We estimate expected product returns for its allowance based on our expected returns volume. When historical data is available, we will use historical return rates of the product. Returned product is typically destroyed, since returns are generally only permitted due to damage and cannot be resold. These allowances are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses.
●	Managed Care Rebates: We are subject to rebates in connection with our agreements with certain contracted payors. We estimate our managed care rebates based on our estimated payor mix and the applicable contractual rebate rate and estimated future claims that we expect to receive, which considers an estimate for inventory in the distribution channel. These adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses.
●	Manufacturer Discount Program (“MDP”) Rebates: Under the Inflation Reduction Act (“IRA”) manufacturers are generally required to pay (1) a 10% rebate on Medicare Part D program drugs in the initial coverage phase (the phase during which the patient has satisfied the deductible and incurred costs less than the out-of-pocket threshold) and (2) a 20% rebate on Medicare Part D program drugs when a beneficiary enters the catastrophic coverage phase (the phase after the patient has incurred costs greater than or equal to the out-of-pocket threshold). We estimate our MDP rebates based on our estimate of the portion sales attributed to patients covered by Medicare Part D plans. These adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses.
●	Medicaid Rebates: We are subject to discount obligations under state government-managed Medicaid programs, whereby rebates are issued to participating state governments. These rebates arise when a patient treated with YUTREPIA is covered under Medicaid, resulting in a discounted price under the applicable Medicaid program. We estimate the portion of sales attributed to Medicaid patients and the estimated rebates to be paid to the respective state Medicaid programs. These rebates consist of estimates of claims for the current quarter and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period. There may be a significant time lag between our reported net product sales and receipt of the corresponding rebate notices from each state (generally several months or longer). Our estimates are based on estimates obtained from similar products in the

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

We have determined that the performance of the promotional services constitutes a single performance obligation and recognize revenue as we satisfy our performance obligation. The transaction price is equal to our share of Net Profits. We expect to refund certain amounts to Sandoz through a reduction of the cash received from future Net Profits generated under the Promotion Agreement. As of March 31, 2026 and December 31, 2025, a $0.5 million and $1.0 million refund liability, respectively, is offset against accounts receivable from Sandoz related to expected refund amounts.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method.

The components and calculation of basic and diluted net income (loss) per share are as follows:

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net income (loss)	$52,862	$(38,367)
Denominator:
Weighted average common shares outstanding, basic	88,006,244	85,172,696
Weighted average potentially dilutive stock options	8,300,125	—
Weighted average potentially dilutive restricted stock units	4,762,192	—
Weighted average potentially dilutive shares issuable under employee stock purchase plan	43,534	—
Weighted average common shares outstanding, diluted	101,112,095	85,172,696

Net income (loss) per common share, basic	$0.60	$(0.45)
Net income (loss) per common share, diluted	$0.52	$(0.45)

Due to their anti-dilutive effect, the calculation of diluted net income (loss) per share excludes the following common stock equivalent shares:

	Three Months Ended
	March 31,
	2026	2025
Stock Options	—	8,949,015
Restricted Stock Units	11,026	4,836,839
Warrants	—	450,000
Total	11,026	14,235,854

Certain common stock warrants are included in the calculation of basic and diluted net income (loss) per share since their exercise price is de minimis.

Fair Value Measurements

ASC 825, Financial Instruments (“ASC 825”) defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 825 establishes a three-tiered approach for valuation of financial instruments, which requires that fair value measurements be classified and disclosed in one of three tiers, whether or not recognized on our condensed consolidated balance sheets at fair value. The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities;

Level 2 — Inputs other than quoted prices included in active markets that are observable for the asset or liability, either directly or indirectly; and

Level 3 — Unobservable inputs for the asset and liability used to measure fair value, to the extent that observable inputs are not available.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table presents the placement in the fair value hierarchy of financial assets and liabilities measured at fair value as of March 31, 2026 and December 31, 2025:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
March 31, 2026	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$206,916	$—	$—	$206,916

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2025	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$174,828	$—	$—	$174,828

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

The carrying value and fair value of long-term debt as of March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$177,866	$185,300	$191,341	$203,300

The fair value is estimated using Level 3 inputs based on a discounted cash flow model incorporating company-specific projections and a market-based discount rates of 13.3% to 13.8% as of March 31, 2026 and 12.4% to 12.7% as of December 31, 2025, based on the tenor of the contractual payment, and reflective of debt with similar risk characteristics.

3. Inventory

Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	March 31,	December 31,
	2026	2025
Raw materials	$11,274	$8,547
Work in process	18,539	13,313
Finished goods	15,223	14,802
Inventory	45,036	36,662

Recognized as:
Inventory	$28,506	$23,802
Other assets	16,530	12,860

Amounts recognized as Other Assets are comprised entirely of raw materials and work in process inventories not expected to be sold within one year of the date of the condensed consolidated balance sheet.

4. Property, Plant, and Equipment

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2026	2025
Lab and build-to-suit equipment	$8,974	$5,231
Office equipment	7	7
Furniture and fixtures	497	497
Computer and other equipment	1,958	1,958
Leasehold improvements	13,028	13,028
Construction-in-progress	14,022	5,091
Total property, plant and equipment	38,486	25,812
Accumulated depreciation and amortization	(17,648)	(13,968)
Property, plant and equipment, net	$20,838	$11,844

We recorded depreciation and amortization expense related to property, plant and equipment of $0.3 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

5. Contract Acquisition Costs and Intangible Asset

Contract acquisition costs and intangible asset are summarized as follows:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract acquisition costs	$12,980	$(6,311)	$6,669	$12,980	$(6,162)	$6,818
Intangible asset	$5,620	$(2,733)	$2,887	$5,620	$(2,668)	$2,952

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

We recorded amortization related to the contract acquisition costs of $0.1 million for both the three months ended March 31, 2026 and 2025. We recorded amortization related to the intangible asset of $0.1 million and less than $0.1 million for the three months ended March 31, 2026 and 2025, respectively. Annual amortization over the next five years is expected to immaterially fluctuate from the 2026 amounts, consistent with changes to net profits to be recognized pursuant to the Promotion Agreement over the period.

6. Indemnification Asset with Related Party and Litigation Finance Payable

On June 3, 2020, Liquidia PAH entered into a litigation financing arrangement (the “Financing Agreement”) with Henderson SPV, LLC (“Henderson”). Liquidia PAH, along with Sandoz (collectively the “Plaintiffs”), are pursuing litigation against United Therapeutics Corporation (“United Therapeutics”) (the “RareGen Litigation”). Under the Financing Agreement, Henderson funded $10.0 million of Liquidia PAH’s legal and litigation expenses (referred to as “Deployments”) in exchange for a share of certain litigation or settlement proceeds. Deployments received from Henderson were recorded as a litigation finance payable.

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

On November 17, 2020, Liquidia PAH entered into a Litigation Funding and Indemnification Agreement (“Indemnification Agreement”) with PBM RG Holdings, LLC (“PBM”). PBM is considered to be a related party as it is controlled by a major stockholder (which beneficially owns approximately 6.8% of Liquidia Corporation common stock as of May 1, 2026), who is also a member of our Board of Directors.

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

As of March 31, 2026 and December 31, 2025, the Indemnification Asset and Litigation Finance Payable were classified as long-term assets and liabilities, respectively, as it is considered unlikely that the RareGen Litigation would conclude prior to March 31, 2027.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2026	2025
Accrued compensation	$5,960	$20,319
Accrued gross-to-net deductions	54,000	35,491
Accrued research and development expenses	3,404	3,229
Accrued inventory costs	9,117	5,757
Accrued income tax expenses	3,921	—
Accrued other expenses	11,327	8,401
Total accrued expenses and other current liabilities	$87,729	$73,197

8. Stockholders’ Equity

Warrants

During the three months ended March 31, 2026 and 2025, 46,941 and zero warrants to purchase shares of common stock were exercised, respectively. Outstanding warrants consisted of the following as of March 31, 2026:

Number of
warrants	Exercise Price	Expiration Date
141	$0.02	December 31, 2026

9. Stock-Based Compensation

2020 Long-Term Incentive Plan

Our 2020 Long-Term Incentive Plan (the “2020 Plan”) provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards and for accelerated vesting under certain change of control transactions. The number of shares of our common stock available for issuance under the 2020 plan will automatically increase on January 1 of each year through 2030, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors (the “Evergreen Provision”). On January 1, 2026, the number of shares of common stock available for issuance under the 2020 Plan automatically increased by 3,488,165 shares pursuant to the Evergreen Provision. As of March 31, 2026, there were 3,470,029 shares available for future grants under the 2020 Plan.

The 2020 Plan replaced all prior equity award plans and such plans have been discontinued. However, the awards outstanding under the prior equity award plans will continue to remain in effect in accordance with their terms. Awards that are forfeited under these prior plans upon cancellation, termination or expiration will not be available for grant under the 2020 Plan. As of March 31, 2026, a total of 285,153 shares of common stock were reserved for issuance related to the remaining outstanding equity awards granted under the prior plans.

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

310,000 shares of our common stock were reserved for issuance pursuant to equity awards that may be granted under the 2022 Inducement Plan, and the 2022 Inducement Plan will be administered by the Compensation Committee. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2022 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board of Directors, or following a bona fide period of non-employment by us, if he or she is granted such equity awards in connection with his or her commencement of employment with us and such grant is an inducement material to his or her entering into employment with us. As of March 31, 2026, a total of 27,608 shares were available for issuance under the 2022 Inducement Plan.

Employee Stock Purchase Plan

In November 2020, stockholders approved the Liquidia Corporation 2020 Employee Stock Purchase Plan (the “ESPP”). The number of shares of our common stock available for issuance under the ESPP will automatically increase on January 1 of each year through 2030, by the lesser of (a) 1.0% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, (b) 150,000 shares, or (c) an amount determined by the Board of Directors. On January 1, 2026, the number of shares of common stock available for issuance under the ESPP increased by 150,000 shares. As of March 31, 2026, a total of 610,257 shares of common stock are reserved for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions, subject to plan limitations. Unless otherwise determined by the administrator, the common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is 85% of the lesser of the fair market value of our common stock on the first and last trading day of the offering period. During the three months ended March 31, 2026 and 2025, 43,121 and 117,320 shares were issued under the ESPP, respectively.

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

Total stock-based compensation expense recognized for employees and non-employees was as follows:

	Three Months Ended
	March 31,
By Expense Category:	2026	2025
Cost of service revenue	$53	$149
Research and development	501	340
Selling, general and administrative	8,663	6,949
Total stock-based compensation expense	$9,217	$7,438

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted average basis, by type of award:

	As of March 31, 2026
		Weighted
		Average
		Remaining
		Recognition
	Unamortized	Period
	Expense	(Years)
Stock options	$1,540	0.7
Restricted and performance stock units	$78,705	2.3

Fair Value of Stock Options Granted and Purchase Rights Issued under the ESPP

We use the Black-Scholes option-pricing model to determine the fair value of stock options granted and purchase rights issued under the ESPP.

There were no stock options granted during the three months ended March 31, 2026 and 2025.

The following table summarizes the assumptions used for estimating the fair value of purchase rights granted to employees under the ESPP under the Black-Scholes option-pricing model:

	Three Months Ended
	March 31,
	2026	2025
Expected dividend yield	—	—
Risk-free interest rate	3.99%	4.31%
Expected volatility	74%	44%
Expected life (years)	0.50	0.50

Stock Options

Options generally vest over a four-year period in multiple tranches.

The following table summarizes stock option activity during the three months ended March 31, 2026:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2025	8,373,814	$4.76
Granted	—	—
Exercised	(200,543)	3.85
Cancelled	—	—
Outstanding as of March 31, 2026	8,173,271	$4.78	5.7	$269,352
Exercisable as of March 31, 2026	7,836,594	$4.72	5.6	$258,761
Vested and expected to vest as of March 31, 2026	8,162,413	$4.78	5.7	$269,017

No options were granted during the three months ended March 31, 2026 and 2025. The aggregate intrinsic value of stock options in the table above represents the difference between the $37.74 closing price of our common stock as of March 31, 2026 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

Restricted and Performance Stock Units

RSUs and PSUs represent the right to receive shares of our common stock at the end of a specified time period and/or upon the achievement of a specific milestone. RSUs and PSUs can only be settled in shares of our common stock.

RSUs generally vest over a four-year period similar to stock options granted to employees. RSUs granted to directors generally vest over a one-year period. PSUs granted to our executive officers during 2026 and 2025 included 523,004 and 749,793, respectively.

The PSUs granted during 2026 vest in multiple tranches over four years following the achievement of performance goals based on net product sales of YUTREPIA. The PSUs granted during 2025 vest in multiple tranches over four years following the achievement of the first commercial sale of YUTREPIA in the United States.

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

The following table summarizes our RSU and PSU activity during the three months ended March 31, 2026:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested as of December 31, 2025	4,449,345	$12.08
Granted	1,491,909	24.56
Vested	(824,292)	11.57
Forfeited	(32,548)	14.30
Unvested as of March 31, 2026	5,084,414	$15.81

10. Leases

In February 2026, we entered into a cancellable operating sublease for additional office space in Durham, North Carolina that consists of approximately 10,000 square feet of space. The lease expires on January 31, 2028, with the option to extend for one year with appropriate notice.

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

Lease Balances, Costs, and Future Minimum Payments

Leases with an initial term of 12 months or less are not recorded on the balance sheet. As of March 31, 2026, we have not entered into any short-term leases. For lease agreements entered into or reassessed after the adoption of ASC 842 we combine lease and non-lease components, if any. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Our lease cost is reflected in the accompanying condensed statements of operations and comprehensive loss as follows:

		Three Months Ended March 31,
	Classification	2026	2025
Operating lease cost:
Fixed lease cost	Selling, general, and administrative	$350	$314
Finance lease cost:
Amortization of lease assets	Selling, general, and administrative	—	22
Interest on lease liabilities	Interest expense	—	1
Total Lease Cost		$350	$337

The weighted average remaining lease term and discount rates as of March 31, 2026 were as follows:

Weighted average remaining lease term (years):
Operating leases	5.5
Weighted average discount rate:
Operating leases	15.2%

The discount rate for leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms at the time of lease inception.

Lease liability maturities as of March 31, 2026, were as follows:

Year ending December 31:	Total
2026 (nine months remaining)	$1,309
2027	1,940
2028	1,717
2029	1,743
2030	1,795
Thereafter	1,849
Total minimum lease payments	10,353
Less: interest	(3,395)
Present value of lease liabilities	$6,958

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

As consideration for the Investment Amount and pursuant to the HCR Agreement, we have agreed to pay HCR according to a fixed quarterly payment schedule. As of March 31, 2026, we were required to pay $50.2 million within one year of the balance sheet date, which is classified as current in our condensed consolidated balance sheet.

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

The HCR Agreement contains certain restrictions on our ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, dispose of assets, pay dividends and distributions, subject to certain exceptions. In addition, the HCR Agreement contains a financial covenant that requires us to maintain cash and cash equivalents in an amount at least equal to $15.0 million for the remainder of the payment term, which based on amounts funded as of March 31, 2026, concludes in 2033.

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

The following table presents the changes in the HCR Agreement payable during the three months ended March 31, 2026:

Balance as of December 31, 2025	$191,341
Accretion	6,494
Payments	(19,969)
Balance as of March 31, 2026	$177,866
Less: current portion of long-term debt	(50,223)
Long-term portion of long-term debt	$127,643

The fixed contractual annual payments on long-term debt as of March 31, 2026 are as follows:

Year ending December 31:
2026 (nine months remaining)	$38,438
2027	47,145
2028	54,526
2029	36,865
2030	31,314
Thereafter	50,397
Total	$258,685

12. Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes. Income tax expense for interim periods is based on the estimated annual effective tax rate (“AETR”), applied to year‑to‑date pre‑tax income, adjusted for discrete items recognized in the period in which they occur.

During the three months ended March 31, 2026, we recorded an income tax provision of $3.9 million, resulting in an effective tax rate of 6.9%, that includes the effects of various permanent book-to-tax adjustments, state/local taxes and partial release of valuation allowance. During the three months ended March 31, 2025, we recorded no income tax provision, resulting in an effective tax rate of 0%.

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and tax basis of assets and liabilities. Management assesses the realizability of deferred tax assets each reporting period based on all available positive and negative evidence, including historical operating results, projections of future taxable income, and the timing of the reversal of existing temporary differences.

We are currently projecting future taxable income associated with the commercial launch of YUTREPIA in June of 2025 and our broader operating plan. While these developments represent positive evidence, management has concluded that such evidence was not sufficient as of the interim reporting date to support a full release of the valuation allowance.

Management will continue to evaluate the realizability of its deferred tax assets in future periods. If sustained profitability and other positive evidence are demonstrated, we may release all or a portion of the valuation allowance in a future quarter, which would result in the recognition of a corresponding income tax benefit in the period of release.

There have been no significant changes in uncertain tax positions during the three months ended March 31 2026.

13. Commitments and Contingencies

Vectura License Agreement

On October 27, 2025, we entered into an exclusive licensing agreement (the “Vectura License Agreement”) with Vectura Limited (“Vectura”), which provided for, among other things, (i) the exclusive right for us to develop, manufacture and commercialize for use in the United States (the “Territory”) products containing treprostinil, including L606, administered via Vectura’s nebulizer device (the “Vectura Device”) for treatment in the field of hypertension and interstitial lung diseases, including PAH and PH-ILD and (ii) that Vectura shall be responsible for manufacturing and supplying us with clinical and commercial supplies of the Vectura Device.

Under the Vectura License Agreement, we paid Vectura an upfront payment of $2.0 million during 2025 and we will pay (i) certain development milestone payments of up to $12.0 million; (ii) certain sales milestone payments of up to $92.5 million tied to commercial sales in the Territory and (iii) royalty payments with royalty rates ranging in the middle single digits tied to commercial sales in the Territory. As of March 31, 2026, no development milestones have been achieved under the Vectura License Agreement. The Vectura License Agreement also provides us with rights of first negotiation to add additional territories and indications during the term thereof.

Pharmosa License Agreement and Device License Agreement

In June 2023, we entered into a License Agreement with Pharmosa pursuant to which we were granted an exclusive license in North America to develop and commercialize L606, an inhaled, sustained-release formulation of treprostinil currently being evaluated for the treatment of PAH and PH-ILD, and a non-exclusive license for the manufacture, development and use (but not commercialization) of such licensed product in most countries outside North America (the “Pharmosa License Agreement”). On October 2, 2024, we and Pharmosa entered into a First Amendment to the Pharmosa License Agreement (the “First Amendment”) which, among other things, expands our licensed territory beyond North America to include key markets in Europe, Japan and elsewhere.

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

Under the terms of the Pharmosa License Agreement, as amended, we will be responsible for development, regulatory and commercial activities of L606 in the Territory. Pharmosa will manufacture clinical and commercial supplies of the liposomal formulation through its global supply chain and support us in establishing a redundant global supply chain. In consideration for these exclusive rights, we paid Pharmosa an upfront license fee of $10 million and paid an additional $3.5 million upfront license fee in 2024 in connection with the rights granted in the First Amendment and the Device License Agreement. In addition to the upfront fees, we will pay Pharmosa potential development milestone payments tied to clinical development and approvals in PAH and/or PH-ILD of up to $37.75 million, potential sales milestones of up to $185 million in North America and $150 million outside North American and two tiers of low, double-digit royalties on all net sales of L606. Pharmosa will also receive a $10 million milestone payment for each additional indication approved by the FDA after PAH and PH-ILD and each additional product approved by the FDA under the license, a $2.0 million milestone payment for each additional indication approved by the EMA after PAH and PH-ILD, and a $0.5 million milestone payment for each additional indication approved by the PMDA after PAH and PH-ILD. As of March 31, 2026, no development milestones have been achieved under the Pharmosa License Agreement. We also retain the first right to negotiate for development and commercialization of L606 in other territories should Pharmosa seek a partner, subject to satisfaction of certain conditions as set forth in the Pharmosa License Agreement.

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

As of March 31, 2026, we have non-cancelable commitments for product manufacturing and supply costs of approximately $58.1 million.

Other Contingencies and Commitments

From time-to-time we are subject to claims and litigation in the normal course of business, none of which do we believe represent a risk of material loss or exposure. See Note 14 Legal Proceedings for further discussion of pending legal proceedings.

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

‘782 Patent Litigation

In May 2025, United Therapeutics filed a complaint for patent infringement against the Company in the U.S. District Court for the Middle District of North Carolina (Case No. 1:25CV368) (the “‘782 Patent Litigation”), asserting infringement by the Company of U.S. Patent No. 11,357,782, entitled “Treprostinil Administration By Inhalation” (the “‘782 Patent”). In May 2025, United Therapeutics also filed a motion seeking a preliminary injunction to prevent the Company from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA. The District Court denied the motion for a preliminary injunction in May 2025. In May 2025, the Company filed a motion to dismiss or, in the alternative, stay or transfer the lawsuit. In November 2025, the motion to stay was withdrawn and the motion to transfer was denied. The District Court denied the motion to dismiss in December 2025. In January 2026, United Therapeutics filed a motion to consolidate the ‘782 Patent Litigation with the ‘494 Patent Litigation (see below) and to stay the ‘782 Patent Litigation. In April 2026, United Therapeutics’ motion was denied. The lawsuit remains ongoing.

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

Trade Secret Litigation

In December 2021, United Therapeutics filed a complaint in the Superior Court in Durham County, North Carolina, alleging that the Company and a former United Therapeutics employee who later joined the Company as an employee many years after terminating his employment with United Therapeutics (the “Former Employee”) conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices. In January 2024, the Former Employee filed a motion for summary judgment with respect to all claims, but the motion was denied in July 2024. In addition, in July 2024, the Company filed a motion for summary judgment with respect to all claims. The Company’s motion was denied in July 2025. Trial has been scheduled for January 2027.

In the trade secret litigation, United Therapeutics is seeking injunctive relief that may require YUTREPIA to be removed from the market and monetary damages. We intend to continue to vigorously defend ourselves against the claims made in this litigation. However, due to the uncertainty inherent in any litigation, we cannot guarantee that an outcome adverse to us will not result or whether an adverse outcome would require YUTREPIA to be removed from the market. Any litigation of this nature could involve substantial cost, and an adverse outcome could have a material adverse effect on the Company’s ability to continue selling YUTREPIA and result in substantial monetary damages. We currently are not able to reasonably estimate a range of potential outcomes and losses due to the number of variables that may affect the outcome of the litigation and any potential appeals, including the range of potential remedies, potential damages amounts sought, the strength of our defenses, the variety of potential legal and factual determinations yet to be made by the court, and the inherent unpredictability of any outcome associated with these issues.

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

‘494 Patent Litigation

On April 21, 2025, the Company filed a complaint for patent infringement against United Therapeutics in the U.S. District Court for the Middle District of North Carolina (Case No. 1:25-cv-00299) (the “’494 Patent Litigation”), asserting infringement by United Therapeutics of U.S. Patent No. 10,898,494, entitled “Dry Powder Treprostinil for the Treatment of Pulmonary Hypertension” (the “‘494 Patent”) with respect to its Tyvaso DPI product. In June 2025, United Therapeutics filed a motion to dismiss or stay the lawsuit. In November 2025, the District Court denied the motion to dismiss, but granted the motion to stay the lawsuit until May 2026. Accordingly, the lawsuit is now stayed. In April 2026, United Therapeutics filed a motion to extend the stay. The motion remains pending.

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

The CODM measures segment profit and loss by net income (loss) as reported in the condensed consolidated income statements. The CODM uses net income (loss) to monitor budget and forecast versus actual results to assess segment performance and to allocate resources across the organization. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets.

The following table summarizes segment revenue, segment income (loss), and significant segment expenses regularly reported to the CODM during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Revenues:
Product sales, net	$129,881	$—
Service revenue, net	2,984	3,120
Total revenue	132,865	3,120
Cost of product sales	11,079	—
Cost of service revenue	773	1,517
Program expenses (1)
YUTREPIA	15,888	9,758
L606	5,822	3,268
Generic Treprostinil	(49)	151
Total program expenses	21,661	13,177
Non-program expenses (2)	6,197	3,770
Personnel, including stock-based compensation	31,651	20,081
Income (loss) from operations	61,504	(35,425)
Other income (expense), net	(4,722)	(2,942)
Income (loss) before income taxes	$56,782	$(38,367)
Income tax expense	3,920	—
Net income (loss)	$52,862	$(38,367)
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

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, results of operations, and cash flows. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which includes detailed discussions of various items impacting our business, results of operations and financial condition.

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

We also conduct research, development and manufacturing of novel products by applying our subject matter expertise in respiratory and vascular diseases. For example, we are currently developing L606, an investigational, liposomal formulation of treprostinil, which we licensed from Pharmosa Biopharm Inc. (“Pharmosa”), that is administered twice-

daily with a short-duration next-generation nebulizer. L606 is currently being evaluated in an open-label study in the United States for treatment of PAH and PH-ILD, and we have initiated a worldwide, placebo-controlled pivotal study for the treatment of PH-ILD. We are also planning to conduct clinical studies to evaluate YUTREPIA for the treatment of pulmonary hypertension associated with chronic obstructive pulmonary disease (“PH-COPD”), idiopathic pulmonary fibrosis (“IPF”), progressive pulmonary fibrosis (“PPF”) and Raynaud’s phenomenon associated with systemic sclerosis (“SSc-RP”).

We have historically incurred significant annual operating losses. Our net losses were $68.9 million and $128.3 million for the years ended December 31, 2025 and 2024, respectively. As of March 31, 2026, we had an accumulated deficit of $573.5 million. We expect to incur significant expenses for the foreseeable future as we continue commercialization of YUTREPIA and advance our product candidates through clinical trials, seek regulatory approval of such product candidates and pursue commercialization of any such approved product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. It is uncertain whether we will be able to generate sustained revenue from YUTREPIA sales and, even if our development efforts are successful with other product candidates, whether and when, if ever, we will realize sustained revenue from sales of such additional product candidates. Additionally, our HCR Agreement contains fixed quarterly payments and minimum cash covenants that require us to maintain cash and cash equivalents in an amount at least equal to $15.0 million for the remainder of the payment term, which based on amounts funded as of March 31, 2026, is expected to conclude in 2033.

Our future funding requirements will be heavily determined by whether we are able to successfully maintain FDA approval for and commercialize YUTREPIA and the resources needed to support further development of our products and product candidates. Based on current operating plans and excluding any additional external financing, we will have sufficient cash and cash equivalents to fund operating expenses and capital requirements and meet our minimum cash covenants beyond one year from the issuance of these condensed consolidated financial statements. We have based this estimate on assumptions that may prove to be wrong, and we could be limited in our ability to continue to commercialize YUTREPIA and/or we could utilize our available capital resources sooner than we currently expect, which would have a material impact on our operations.

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

Cost of Product Sales

Cost of product sales includes direct and indirect costs related to the manufacturing of inventory products sold, including third-party manufacturing costs, packaging services, freight, storage costs, allocation of overhead costs of employees involved with manufacturing and net sales-based royalty expense. As of March 31, 2026, we have sold through all inventory previously expensed to research and development and accordingly, our future cost of product sales of will reflect the full cost of manufacturing YUTREPIA.

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

Research and Development Expenses

Research and development expenses are incurred in connection with the development of our products and product candidates. We expense research and development costs as incurred. These expenses include employee-related expenses and stock-based compensation for personnel in research and development functions as well as regulatory costs, third-party costs related to conducting clinical trials, such as expenses incurred under agreements with CROs, and the cost of clinical trial materials. Research and development expenses also include costs of acquired product licenses and related technology rights where there is no alternative future use.

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

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations (in thousands, except for percentages):

	Three Months Ended
	March 31,		$	%
	2026	2025	Change	Change
Revenues:
Product sales, net	$129,881	$—	$129,881	* %
Service revenue, net	2,984	3,120	(136)	(4)%
Total revenue	132,865	3,120	129,745	4,158%
Costs and expenses:
Cost of product sales	11,079	—	11,079	* %
Cost of service revenue	773	1,517	(744)	(49)%
Research and development	12,571	6,966	5,605	80%
Selling, general and administrative	46,938	30,062	16,876	56%
Total costs and expenses	71,361	38,545	32,816	85%
Income (loss) from operations	61,504	(35,425)	96,929	(274)%
Other income (expense):
Interest income	1,772	1,728	44	3%
Interest expense	(6,494)	(4,670)	(1,824)	39%
Total other expense, net	(4,722)	(2,942)	(1,780)	61%
Income (loss) before income taxes	56,782	(38,367)	95,149	(248)%
Income tax expense	3,920	—	3,920	* %
Net income (loss) and comprehensive income (loss)	$52,862	$(38,367)	$91,229	(238)%

Product Sales, Net

Product sales, net, were $129.9 million for the three months ended March 31, 2026. We began shipping YUTREPIA to our customers in the United States in June 2025, following receipt of full FDA approval for YUTREPIA on May 23, 2025. We did not recognize any revenue from product sales during the three months ended March 31, 2025.

Service Revenue, Net

Service revenue, net, was $3.0 million for the three months ended March 31, 2026, compared to $3.1 million for the three months ended March 31, 2025. Service revenue, net was related primarily to the Promotion Agreement. The decrease of $0.1 million was primarily due to the impact of unfavorable gross-to-net chargeback and managed care adjustments.

Cost of Product Sales

Cost of product sales was $11.1 million for the three months ended March 31, 2026. Cost of products sales is related to sales of YUTREPIA. We did not record any cost of product sales during the three months ended March 31, 2025.

Cost of Service Revenue

Cost of service revenue was $0.8 million for the three months ended March 31, 2026, compared to $1.5 million for the three months ended March 31, 2025. The decrease from 2025 to 2026 reflects a lower allocation of the cost of our commercial field force to Treprostinil Injection resulting from the commercial launch of YUTREPIA in the second quarter of 2025.

Research and Development Expenses

Research and development expenses were $12.6 million for the three months ended March 31, 2026, compared to $7.0 million for the three months ended March 31, 2025. The increase of $5.6 million or 80% was due primarily to a $2.5 million increase in clinical expenses for our L606 program, a $1.8 million increase in expenses related to our YUTREPIA research and development activities, and a $1.1 million increase in personnel expenses driven by higher headcount.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses were $46.9 million for the three months ended March 31, 2026, compared to $30.1 million for the three months ended March 31, 2025. The increase of $16.8 million or 56% was primarily due to an $8.6 million increase in personnel expenses and a $1.7 million increase in stock-based compensation driven by higher headcount, a $7.9 million increase in commercial and consulting expenses to support the commercialization of YUTREPIA, and a $1.0 million increase in facilities and infrastructure expenses. These increases were partially offset by a $3.7 million decrease in legal fees related to our ongoing YUTREPIA-related litigation.

Other Income (Expense)

Total other expense, net was $4.7 million for the three months ended March 31, 2026, compared to $2.9 million for the three months ended March 31, 2025. The increase of $1.8 million was primarily attributable to the higher borrowings under the HCR Agreement.

Income Tax Expense

Income tax expense was $3.9 million for the three months ended March 31, 2026. We did not recognize any income tax expense during the three months ended March 31, 2025.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, the issuance of convertible notes, and other long-term debt. Our principal uses of cash have been for working capital requirements and capital expenditures. As of March 31, 2026, we had cash and cash equivalents of $222.8 million, stockholders’ equity of $108.6 million, and an accumulated deficit of $573.5 million.

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

Cash Flows

The following table summarizes our sources and uses of cash, cash equivalents, and restricted cash:

	Three Months Ended
	March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$52,990	$(30,679)
Investing activities	(2,830)	(330)
Financing activities	(18,054)	24,288
Net increase (decrease) in cash, cash equivalents, and restricted cash	$32,106	$(6,721)

Operating Activities

Net cash provided by operating activities increased $83.7 million to $53.0 million for the three months ended March 31, 2026, compared to net cash used in operating activities of $30.7 million for the three months ended March 31, 2025. The increase was primarily due to $94.4 million higher net income adjusted for non-cash items offset by unfavorable working capital changes of $10.7 million.

Investing Activities

Net cash used in investing activities was $2.8 million for the three months ended March 31, 2026, compared to $0.3 million for the three months ended March 31, 2025. During the three months ended March 31, 2026 and 2025, net cash used in investing activities related to property, plant and equipment purchases.

Financing activities

Net cash used in financing activities was $18.1 million during the three months ended March 31, 2026, compared to $24.3 million provided by financing activities during the three months ended March 31, 2025. During the three months ended March 31, 2026, we made $20.0 million in payments under the HCR Agreement. These outflows were offset by $1.8 million from the issuance of common stock under stock incentive plans. During the three months ended March 31, 2025, we received $25.0 million net proceeds from the HCR Agreement and $1.3 million from the issuance of common stock under stock incentive plans. These inflows were offset by $2.1 million in payments under the HCR Agreement.

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

In June 2023, we entered into a License Agreement with Pharmosa pursuant to which we were granted an exclusive license in North America to develop and commercialize L606, an inhaled, sustained-release liposomal formulation of treprostinil currently being evaluated in a clinical trial for the treatment of PAH and PH-ILD. In October 2024, we and Pharmosa amended the agreement to expand our licensed territory to include key markets in Europe, Japan and elsewhere, in addition to licensing proprietary nebulizers controlled by Pharmosa and being evaluated for use in a planned global pivotal study for the treatment of PH-ILD. In consideration for these exclusive rights, we will pay Pharmosa potential development milestone payments tied to clinical development and approvals in PAH and/or PH-ILD of up to $37.75 million, potential sales milestones of up to $185 million in North America and $150 million outside North American and two tiers of low, double-digit royalties on net sales of L606. Pharmosa will also receive a $10 million milestone payment for each additional indication approved by the FDA after PAH and PH-ILD and each additional product approved by the FDA under the license, a $2 million milestone payment for each additional indication approved by the EMA after PAH and PH-ILD, and a $0.5 million milestone payment for each additional indication approved by the PMDA after PAH and PH-ILD. As of March 31, 2026, no development milestones have been achieved under the Pharmosa License Agreement.

In October 2025, we entered into an exclusive licensing agreement (the “Vectura License Agreement”) with Vectura Limited (“Vectura”), which provided for, among other things, (i) the exclusive right for us to develop, manufacture and commercialize for use in the United States (the “Territory”) products containing treprostinil, including L606, administered via Vectura’s nebulizer device (the “Vectura Device”) for treatment in the field of hypertension and interstitial lung diseases, including PAH and PH-ILD and (ii) that Vectura shall be responsible for manufacturing and supplying us with clinical and commercial supplies of the Vectura Device. Under the Vectura License Agreement, we paid Vectura an upfront payment of $2.0 million and will pay (i) certain development milestone payments of up to $12.0 million; (ii) certain sales milestone payments of up to $92.5 million tied to commercial sales in the Territory and (iii) royalty payments with royalty rates ranging in the middle single digits tied to commercial sales in the Territory. As of March 31, 2026, no development milestones have been achieved under the Vectura License Agreement. The Vectura License Agreement also provides us with rights of first negotiation to add additional territories and indications during the term thereof.

Purchase Obligations

We enter into contracts in the normal course of business with contract third-party service providers to assist in the performance of research and development and manufacturing activities. Subject to required notice periods and obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time.

On July 14, 2023, we entered into an Amended and Restated Commercial Manufacturing Services and Supply Agreement with Lonza, which was amended on January 7, 2025 (collectively, the “CSA”). Pursuant to the terms of the CSA, we deliver bulk treprostinil powder, manufactured using our proprietary PRINT technology, and Lonza encapsulates and packages it. The CSA was effective upon signing and will be in effect until December 31, 2028 and may thereafter be extended upon the mutual written agreement of the parties in accordance with the terms of the CSA. We are required to provide Lonza with quarterly forecasts of our expected production requirements for the following 24-

month period, the first twelve months of which is considered a binding, firm order. We are required to purchase certain minimum annual order quantities, which may be adjusted by us after the thirteenth month after receipt of regulatory approval of YUTREPIA. The CSA provides for tiered pricing depending upon the batch size ordered.

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

As of March 31, 2026, we have non-cancelable commitments for product manufacturing and supply costs of approximately $58.1 million.

Lease Obligations

We are party to three operating leases for laboratory, manufacturing, and office space. These leases expire on January 31, 2028, with an option to extend for an additional year with appropriate notice; December 31, 2031, with an option to extend for an additional period of five years with appropriate notice; and on November 1, 2036, with the option to extend for two additional periods of five years each with appropriate notice. Minimum operating lease payments under these leases are $1.8 million in the remaining nine months of 2026, $5.1 million in 2027, $5.0 million in 2028, $5.1 million in 2029, $5.3 million in 2030, and $24.3 million thereafter.

Other Obligations and Contingencies

We from time-to-time are subject to claims and litigation in the normal course of business. See Note 14 Legal Proceedings to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further discussion of pending legal proceedings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Credit and Interest Rate Risk

Our cash, cash equivalents, and restricted cash are held at multiple accredited financial institutions in deposit accounts or are invested in money market funds. Our investments in money market funds are not insured by the federal government and our deposits have exceeded and will continue to exceed federally insured limits. We have not experienced any losses on such accounts and do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Our cash equivalents are subject to interest rate risk and the rate of return would be negatively impacted by a decrease in interest rates. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations. There has been no material change to our interest rate sensitivity during the three months ended March 31, 2026.

Inflation Risk

Inflation has not had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2026 and 2025.

Foreign Exchange Risk

The majority of our business is conducted in U.S. dollars. However, we do conduct certain transactions in other currencies, including Euros and British Pounds. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the three months ended March 31, 2026 and 2025, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2026, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

For information on our legal proceedings, see Note 14 Legal Proceedings to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

The following is a summary of the principal risk factors described in this section:

●We are primarily dependent on the success of YUTREPIA, for which we recently received FDA approval for the treatment of PAH and PH-ILD, and L606, and these products and product candidates may fail to receive or to maintain final marketing approval (in a timely manner or at all) for some or all of the indications for which we have received or are seeking approval or may not be commercialized successfully.
●United Therapeutics has initiated multiple lawsuits against us in which it has claimed that YUTREPIA is infringing its patents and two separate lawsuits against us that we and a former United Therapeutics employee, who later joined us as an employee, conspired to misappropriate certain trade secrets of United Therapeutics and engaged in unfair or deceptive trade practices and that United Therapeutics is entitled to an ownership interest in a portion of our intellectual property. In several of these proceedings, United Therapeutics is seeking injunctive relief that would require YUTREPIA to be withdrawn from the market. These lawsuits, and other lawsuits that United Therapeutics may file in the future, may result in our company being unable to maintain FDA approval for YUTREPIA in PAH and/or PH-ILD or require us to stop selling YUTREPIA for one or both such indications, result in substantial damage claims against us if we are found to infringe any patents or to have misappropriated trade secrets, or result in United Therapeutics owning an interest in a portion of our intellectual property.
●We may be unable to manufacture sufficient quantities of our products to meet future commercial demand.
●We face significant competition from large pharmaceutical companies, among others, in developing and commercializing our products and product candidates, and our operating results will suffer if we are unable to compete effectively, including if one or more such products have a superior product profile to YUTREPIA and/or L606.
●We expect to incur significant expenses for the foreseeable future as we commercialize YUTREPIA and advance YUTREPIA and our other product candidates through clinical trials, seek regulatory approval and pursue commercialization of any new indications for YUTREPIA and any approved product candidates. The future viability of our company will depend on our ability to fund future operations and capital requirements with revenue from YUTREPIA and, if necessary, additional capital from external financing.
●We have a history of losses and our ability to sustain profitability in the future remains uncertain.
●Our preclinical studies and clinical trials, including clinical trials to support new indications for YUTREPIA and our planned pivotal clinical trial of L606, may not be successful and delays in such preclinical studies or clinical trials may cause our costs to increase and significantly impair our ability to commercialize our product candidates. Results of previous clinical trials or interim results of ongoing clinical trials may not be predictive of future results.
●Liquidia PAH does not hold the FDA regulatory approval for Treprostinil Injection and is dependent on Sandoz to manufacture and supply Treprostinil Injection in compliance with FDA requirements, and is more broadly dependent on their FDA and healthcare compliance relative to Treprostinil Injection.
●Medical devices, which we do not control, are necessary for the administration of YUTREPIA, L606 and Treprostinil Injection.
●Sales of Treprostinil Injection are dependent on market acceptance of generic treprostinil for parenteral administration and the medical devices used for administration of Treprostinil Injection, including the ICU Medical infusion pumps, any future pumps that we and/or Sandoz develop, and the RG Cartridge, by patients, health care providers and by third-party payors, while interactions with these persons and entities are subject to compliance requirements. The commercial success of Treprostinil Injection may also be impacted by increasing generic competition which may result in declining prices for Treprostinil Injection.
●In the event revenues from YUTREPIA are insufficient to support our future capital needs, we expect that we would need further financing for our existing business and future growth, which may not be available on acceptable terms, if at all. Failure to obtain funding, if needed, on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product commercialization and development efforts or other operations. The failure to obtain further financing may also prevent us from capitalizing on other potential product candidates or indications which may be more profitable than YUTREPIA and/or L606 or for which there may be a greater likelihood of success.
●Our financing facility with HealthCare Royalty Partners IV, L.P. (“HCR”) contains operating and financial covenants that restrict our business and financing activities, and is subject to acceleration in specified circumstances, which may result in HCR taking possession and disposing of any collateral.
●Our products may not achieve market acceptance or third-party payor coverage.
●L606 is based on proprietary, novel technology, which has not been used to manufacture any products that have been previously approved by the FDA, making it difficult to predict the time and cost of development and of subsequently obtaining final regulatory approval.
●Our operations are concentrated in Morrisville, North Carolina and interruptions affecting us or our suppliers due to natural or man-made disasters or other unforeseen events could materially and adversely affect our operations and result in losses that may not be covered by insurance.
●We may not be able to scale or maintain our commercial operation, including scaling and maintaining marketing and sales capabilities or entering into agreements with third parties to market and sell our drug products.
●A significant portion of our accounts receivable are concentrated with a limited number of customers and our inability to collect accounts receivables from our customers may adversely affect our business, results of operation and cash flows.
●We depend on third parties for clinical and commercial supplies, including single suppliers for the active ingredient, the device, encapsulation and packaging of YUTREPIA and single suppliers for the drug product and device for L606. In the event of any disruption in these supplies, our ability to develop and commercialize, and the timeline for commercialization of, YUTREPIA and/or L606 may be adversely affected.
●We rely on third parties to conduct our preclinical studies and clinical trials.
●We may become involved in litigation to protect our intellectual property, to enforce our intellectual property rights or to defend against claims of intellectual property infringement by third parties, which could be expensive, time-consuming and may not be successful.
●We depend on skilled labor, and our business and prospects may be adversely affected if we lose the services of our skilled personnel, including those in senior management, or are unable to attract new skilled personnel.
●We expect that the market price of our common stock may be volatile, and you may lose all or part of your investment.

●As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting and any failure to do so may adversely affect investor confidence in us and, as a result, the trading price of our shares.

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

Although we achieved profitability in the third and fourth quarters of 2025 and first quarter of 2026 and had positive cash flows in the fourth quarter of 2025 and first quarter of 2026, our ability to maintain profitability and positive operating cash flows in the future remains uncertain. We have historically incurred net losses of $68.9 million and $128.3 million during the years ended December 31, 2025 and 2024, respectively. We also had negative operating cash flows for each of these periods. As of March 31, 2026, we had an accumulated deficit of $573.5 million.

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

The degree of market acceptance of YUTREPIA and Treprostinil Injection will depend on a number of factors, including:

●	the efficacy, safety and potential advantages or disadvantages compared to alternative treatments;
●	our ability to offer YUTREPIA and Treprostinil Injection for sale at competitive prices;
●	the convenience and ease of administration compared to alternative treatments;
●	product labeling or product insert requirements of the FDA or foreign regulatory authorities, including any limitations or warnings contained in a product’s approved labeling, including any black box warning;
●	the willingness of the target patient population to try and of physicians to prescribe new treatments, including, with respect to Treprostinil Injection, the generic version of a brand;
●	our ability to hire and retain sales and marketing personnel and their ability to support the commercialization of YUTREPIA and Treprostinil Injection;
●	the strength of manufacturing and distribution support for YUTREPIA and Treprostinil Injection;

●	any requirements by third-party payors to use other therapies prior to or in lieu of YUTREPIA or Treprostinil Injection, or any requirements by third-party payors to use YUTREPIA or Treprostinil Injection prior to or in lieu of other therapies;
●	our ability to maintain availability of medical devices used to administer YUTREPIA and Treprostinil Injection and preferences of the target patient population and health care providers regarding the medical devices used to administer YUTREPIA and Treprostinil Injection versus medical devices used to administer alternative therapies;
●	the availability of third-party coverage and adequate reimbursement for YUTREPIA and Treprostinil Injection;
●	the prevalence and severity of any side effects;
●	any restrictions on the use of YUTREPIA or Treprostinil Injection together with other medications;
●	our and Sandoz’s ability to maintain relationships with the specialty pharmacies; and
●	the services provided by specialty pharmacies related to use of YUTREPIA and Treprostinil Injection.

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

We and/or Sandoz may seek to work with third parties to develop or procure other pumps that can be used to administer Treprostinil Injection in the future. Such pumps will require FDA 510(k) clearance before they can be sold. We or our partners may not receive FDA 510(k) clearance for any such pumps or, even if we or they receive FDA 510(k) clearance for any such pumps, that such clearance may not be received in a timely manner. If we and/or Sandoz are unable to identify, develop and obtain any required FDA clearance for new pumps for the subcutaneous administration of Treprostinil Injection prior to the unavailability of the CADD-MS 3 infusion pump, we may no longer be able to serve patients with Treprostinil Injection through the subcutaneous route of administration.

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

In addition, in May 2025, United Therapeutics filed a complaint for patent infringement against the Company in the U.S. District Court for the Middle District of North Carolina (Case No. 1:25CV368) (the “‘782 Patent Litigation”), asserting infringement by the Company of U.S. Patent No. 11,357,782, entitled “Treprostinil By Inhalation” (the “‘782 Patent”). In February 2024, United Therapeutics also filed a motion seeking a preliminary injunction to prevent the Company from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA. The court denied the motion for a preliminary injunction in May 2025. In the event United Therapeutics ultimately prevails in the ‘782 Patent Litigation, Liquidia could be enjoined from commercializing YUTREPIA in one or more indications or could be liable for damages. If an injunction is granted, we may be required to immediately cease all commercial activities related to YUTREPIA, which would have a material adverse effect on our business.

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

Success in a lawsuit, including in any lawsuit with respect to some patents or some claims in a given patent, does not mean that we will be similarly successful upon appeal of those decisions or with respect to other patents or patent claims. In addition, success in one proceeding, including with respect to a given patent, patent claim or trade secret, does not mean we will be similarly successful with respect to that same or a similar patent, patent claim or trade secret in another proceeding.

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

Any new drug product that competes with a prior approved drug product must demonstrate advantages in safety, efficacy, tolerability or convenience in order to overcome price competition and to be commercially successful. YUTREPIA faces, and our product candidates if approved will face, competition from drug products that are already on the market, as well as those in our competitors’ development pipelines. We expect that YUTREPIA, an inhaled treprostinil therapy for the treatment of PAH and PH-ILD, and L606, a nebulized, liposomal formulation of treprostinil for treatment of PAH and PH-ILD, will face competition from the following inhaled prostacyclin analog therapies that are either currently marketed or in clinical development:

◾
●	Tyvaso (treprostinil), marketed by United Therapeutics, has been approved for the treatment of PAH in the United States since 2009 and for PH-ILD since 2021. Tyvaso is the reference listed drug in our NDA for YUTREPIA. Following patent litigation, United Therapeutics and Watson Pharmaceuticals reached a settlement whereby Watson Pharmaceuticals was permitted to enter the market with a generic version of Tyvaso, effective as of January 1, 2026.
●	Tyvaso DPI (treprostinil), licensed from MannKind by United Therapeutics, is a dry-powder formulation of treprostinil that was approved for the treatment of PAH and PH-ILD in the United States in May 2022.
●	Treprostinil SMI, a version of inhaled treprostinil being developed by United Therapeutics as a soft mist inhaler. SMIs may be considered more convenient than nebulizers. First announced in February 2026, United Therapeutics has stated that it will seek approval in the same indications for which Tyvaso is already approved (PAH and PH-ILD). United Therapeutics has stated that it intends to submit the program for FDA review in 2026 and that treprostinil SMI may also be developed for IPF and PPF if Tyvaso is approved for those indications. United Therapeutics has stated that it is planning a phase 2 study to treat patients with PH-COPD.
●	TPIP, a dry-powder formulation of a treprostinil prodrug being developed by Insmed. Insmed announced the completion of an initial Phase 1 study in February 2021 which demonstrated that TPIP was generally safe and well tolerated, with a pharmacokinetic profile that supports once-daily dosing. Based on Phase 2 trial results shared in 2024 and 2025, Insmed has initiated Phase 3 studies for PH-ILD in 2025 and for PAH in 2026, with additional studies for non-PH indications planned for the second half of 2026 and 2027. If the TPIP clinical program is successful in demonstrating less frequent dosing with similar efficacy and safety to YUTREPIA and Tyvaso DPI, then TPIP has the potential to be viewed as a more attractive option and may take market share rapidly.
●	Ventavis (iloprost), marketed by Actelion, a division of Johnson & Johnson, has been approved for the treatment of PAH in the United States since 2004.

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

In addition to treprostinil-based therapies, other classes of therapeutic agents for the treatment of PAH and/or PH-ILD include the following:

●	IP-agonists to treat PAH, such as the oral formulations of selexipag, marketed by Actelion, and ralinepag, being developed by United Therapeutics, who announced positive top-line Phase 3 results in March 2026 and intends to submit for FDA approval later this year. A dry powder formulation of ralinepag is also in non-clinical development by United Therapeutics and may enter Phase 1 clinical studies in 2026.
●	Endothelin receptor antagonists to treat PAH, such as bosentan and macitentan, both marketed by Actelion, and ambrisentan, marketed by Gilead. Generic versions of bosentan and ambrisentan are currently available.
●	PDE-5 inhibitors to treat PAH, such as tadalafil, marketed by United Therapeutics, and sildenafil, marketed by Pfizer Inc. Generic versions of both tadalafil and sildenafil are currently available.
●	sGC stimulators, such as oral riociguat marketed by Bayer for PAH, and inhaled mosliciguat, an sGC activator, which is currently in Phase 2 clinical development by Pulmovant for the treatment of PH-ILD.
●	Activin signaling inhibitor to treat PAH, such as sotatercept marketed by Merck & Co.

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

If one or more of these therapies that we have identified, or another new therapy, is more effective, more tolerable, more convenient or otherwise preferred by patients, physicians or payers in lieu of our products or as a prior line therapy to our products, the market opportunity for our products may be diminished, which may have a material adverse effect on our business.

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

One or more products that are competitive with YUTREPIA could also obtain approval for additional indications or broader conditions of use. These additional indications and broader conditions of use could be protected by one or more patents or regulatory exclusivities, preventing YUTREPIA from obtaining approval for the same indications or conditions of use. For instance, if FDA withdraws its approval for YUTREPIA, at least until PH-ILD is removed from its label, in connection with the patent litigation related to the ‘327 patent, Tyvaso and Tyvaso DPI would have broader labels than YUTREPIA. In addition, United Therapeutics is currently studying Tyvaso for the treatment of IPF, an indication for which it has received an orphan drug designation. The two pivotal studies studying Tyvaso for the treatment of IPF both met their primary endpoints. If United Therapeutics obtains FDA approval for this indication, Tyvaso and potentially Tyvaso DPI could have broader labels than YUTREPIA, at least until any orphan exclusivity expires. If YUTREPIA has a narrower label than other competitive products, it may affect our ability to compete with such products.

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

We are currently focused on developing drug products that can be approved under abbreviated regulatory pathways in the United States, such as the 505(b)(2) regulatory pathway, which allows us to rely on existing knowledge of the safety and efficacy of the relevant reference listed drugs to support our applications for approval in the United States. While we believe that it will be less difficult for us to convince physicians, patients and other members of the medical community to accept and use our drug products as compared to entirely new drugs, our drug products may nonetheless fail to gain sufficient market acceptance by physicians, patients, other healthcare providers and third-party payors. If any of our drug products fail to achieve sufficient market acceptance or third-party payor coverage, we may not be able to continue to generate sufficient revenue to sustain profitability. The degree of market acceptance and third-party payor coverage of our drug products, including YUTREPIA, will depend on a number of factors, including but not limited to:

●	the timing of our receipt of marketing approvals, the terms of such approvals and the countries in which such approvals are obtained;
●	the safety, efficacy, reliability and ease of administration of our drug products;
●	the prevalence and severity of undesirable side effects and adverse events;
●	the extent of the limitations or warnings required by the FDA or comparable regulatory authorities in other countries to be contained in the labeling of our drug products;
●	the clinical indications for which our drug products are approved;
●	the availability and perceived advantages or disadvantages of our products as compared to alternative therapies;
●	any publicity related to our drug products or those of our competitors;
●	the quality and price of competing drug products;
●	our ability to obtain third-party payor coverage and sufficient reimbursement;
●	the willingness of patients to pay out of pocket in the absence of third-party payor coverage; and
●	the selling efforts and commitment of our commercialization collaborators.

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

In order to market and sell any of our drug products, including YUTREPIA, we will be required to build and maintain our marketing and sales capabilities with respect to such products. With the acquisition of Liquidia PAH, we acquired a commercial field force to market generic treprostinil in accordance with the Promotion Agreement. In addition, during 2023, we significantly increased the size of our commercial field force in anticipation of our commercialization of YUTREPIA. We are currently in the process of further increasing the size of our commercial field force in connection with our ongoing commercialization of YUTREPIA. However, we may be unable to retain or scale our commercial field force sufficiently to adequately promote YUTREPIA. We may face significant competition in recruiting and retaining our sales personnel. Moreover, we cannot assure you that we will be successful in further building or effectively managing our marketing and sales capabilities or be able to do so in a cost-effective manner. In addition, we may enter into collaboration arrangements with third parties to market our drug products. We may face significant competition for collaborators. In addition, collaboration arrangements may be time-consuming to negotiate and document. We cannot assure you that we will be able to negotiate collaborations for the marketing and sales of our drug products on acceptable terms, or at all. Even if we do enter into such collaborations, we cannot assure you that our collaborators will be successful in commercializing our products. If we or our collaborators are unable to successfully commercialize our drug products, whether in the United States or elsewhere, our business and results of operations may be materially and adversely affected.

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

A significant portion of our accounts receivable are concentrated with a limited number of customers and our inability to collect accounts receivables from our customers may adversely affect our business, results of operation and cash flows.

Most of our net product sales are generated from sales to a limited number of customers, which currently account for, and have historically accounted for, a significant portion of our accounts receivables. Future sales and our ability to collect accounts receivable depend, in part, on the financial strength of our customers. In the event any of our larger customers were to experience liquidity issues, insolvency or difficulties marketing our products, including as a result of a general economic downturn or recession, we may not be able to collect a significant portion of our accounts receivable or experience significant delays in collection. While we have procedures to monitor and limit exposure to credit risk on our accounts receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. Our accounts receivable are generally not secured by collateral, financing arrangements or credit insurance. If one or more of our customers default on their payment obligations to us, we would incur significant write-offs of accounts receivable, which would have a material adverse effect on our business, results of operations and financial condition.

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

Claims that are successfully brought against us could have a material and adverse effect on our financial condition and results of operations. Further, even if we are successful in defending claims brought against us, our reputation could suffer. Regardless of merit or eventual outcome, product liability claims may also result in, among other things:

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

Changes in regulations and policies in the United States and the resulting political and economic uncertainty inside and outside the United States may also impact us, the financial markets and the global economy. The U.S. has sought to impose increased tariffs on certain countries pursuant to the International Emergency Economic Powers Act (“IEEPA”), designated “reciprocal tariffs” purportedly in response to the trade deficit national emergency announced on virtually all imported products from all countries. Other countries have responded, and may continue to respond, by announcing retaliatory tariffs on U.S. imports. In February 2026, the U.S. Supreme Court held that IEEPA did not provide the authority to impose such tariffs. In addition, the U.S. Department of Commerce initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, as amended (“Section 232”). Following the Section 232 investigations, in April 2026, an executive order was issued pursuant to Section 232, and the U.S. announced a 100% tariff, on any branded or patented pharmaceuticals imported into the U.S. from drug manufacturers that do not have, or is not in the process of building, a manufacturing facility in the U.S. or have an agreement with the administration on Most Favored Nation drug pricing. The terms and effects of such tariffs, if and as they are implemented, and other policy changes are uncertain and could have adverse implications on drug pricing, drug production levels and patient access, and may result in supply chain or other operational disruptions. If we are required to change our current manufacturing partners or suppliers now or in the future in order to avoid such tariffs, the terms of new agreements that we may enter into may not be favorable to us and related operational disruptions may heighten manufacturing and compliance risks and derail commercialization plans.

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

Our ability to generate revenue from sales of our own products, such as YUTREPIA, and to achieve sustained profitability depend on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain and maintain the regulatory and marketing approvals necessary to commercialize, our product, YUTREPIA, and one or more of our other product candidates. We expect that a substantial portion of our efforts and expenditure over the next few years will be devoted to expanding the labelled indications for YUTREPIA and to seeking approval for our product candidate, L606, a nebulized, liposomal formulation of treprostinil for treatment of PAH and PH-ILD.

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

We cannot assure you that we will be able to maintain marketing approval for YUTREPIA, that we will receive approval for any new indications for YUTREPIA or that we will receive marketing approval for L606. Even if we do maintain marketing approval for YUTREPIA, receive approval for additional indications for YUTREPIA or receive final marketing approval for L606, we cannot provide assurance regarding the indications for which they will receive or maintain approval. For YUTREPIA, the FDA may be required by the Court in the ‘327 Patent Litigation to withdraw approval for YUTREPIA, at least until PH-ILD is removed from its label. In addition, the FDA may delay, limit or deny approval for changes to the manufacturing process or other changes to YUTREPIA that may be necessary in order for us to continue to supply YUTREPIA, including any requirement to remove PH-ILD from the label for YUTREPIA. In the event of an adverse court ruling or regulatory action, we may be required to make changes to the YUTREPIA product label in order to comply with legal or regulatory requirements. The FDA may delay, limit, or deny approval of any such changes, including amendments to separate indications, and any delay or failure to obtain timely FDA approval for required changes could prevent us from resuming or continuing the commercialization of YUTREPIA, resulting in a material adverse impact on our business. With respect to L606 and new indications for YUTREPIA, the FDA or comparable regulatory authorities in other countries may delay, limit or deny final approval for various reasons. For example, such authorities may disagree with the design, scope or implementation of our clinical trials, or with our interpretation of data from our preclinical studies or clinical trials. Further, there are numerous FDA personnel assigned to review different aspects of an NDA or any amendments or supplements to an NDA, both before and after approval, and there may be turnover and/or vacancies at the FDA, which may delay review of our NDAs or any changes. In addition, uncertainties can be presented by the ability of FDA personnel, including any new FDA personnel who have not previously reviewed our NDA, to exercise judgment and discretion during the review process. During the course of review prior to approval, the FDA may request or require additional preclinical, clinical, CMC or other data and information or conduct additional inspections. If any additional issues were identified in such information requests or inspections or if FDA determines that we failed to include required CMC information in the NDA or other submissions for our products, including YUTREPIA, we may be delayed in obtaining approval for such NDA or submission. Furthermore, responses to FDA’s requests may be time-consuming and expensive. Status as a combination product, as is the case for YUTREPIA and L606, may complicate or delay the FDA review process. Products and product candidates that the FDA deems to be combination products, such as YUTREPIA and L606, or that otherwise rely on innovative drug delivery systems, may face additional challenges, risks and delays in the product development and regulatory approval process. Moreover, the applicable requirements for approval may differ from country to country. Additionally, if the court in either the ‘327 Litigation or the ‘782 Litigation enjoins Liquidia from commercializing YUTREPIA in one or more indications, such ruling could prevent or delay our ability to continue to commercialize YUTREPIA.

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

Furthermore, conducting preclinical studies and clinical trials is a costly and time-consuming process. The length of time required to prepare for and conduct the required studies and trials may vary substantially according to the type, complexity, novelty and intended use of the product candidate. A single clinical trial may take up to several years to complete. Moreover, our preclinical studies and clinical trials may be delayed or halted due to various factors, including, among others:

●delays in raising the funding necessary to initiate or continue a clinical trial;
●delays in manufacturing sufficient quantities of product candidates for clinical trials;
●delays in obtaining suitable medical devices for the conduct of a clinical trial;

●delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
●delays in obtaining approvals from IRBs, DSMBs, and ECs at clinical trial sites;
●delays in recruiting suitable patients to participate in a clinical trial, including delays caused by competition from clinical trials conducted by third parties or from the commercial availability of other therapies;
●delays in patients’ completion of clinical trials or their post-treatment follow-up;
●regulatory authorities’ interpretation of our preclinical and clinical data;
●delays in regulatory authorities’ review and approval of products caused by government funding shortages, government shutdowns, government personnel shortages and layoffs, global health emergencies or other disruptions; and
●unforeseen safety issues, including a high and unacceptable severity, or prevalence, of undesirable side effects or adverse events caused by our product candidates or similar drug products or product candidates.

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

Pursuing marketing approval for a pharmaceutical product candidate (for example, through the NDA process) or for any new indication for a pharmaceutical product (for example, through an amendment or supplement to an NDA) is an extensive, lengthy, expensive and inherently uncertain process. We cannot assure you that we will receive marketing approval for any new indications for YUTREPIA or for any of our product candidates. Regulatory authorities may delay, limit or deny approval of new indications for YUTREPIA or of our product candidates for many reasons, including, but not limited to, the following:

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

There is also a great degree of uncertainty regarding how the U.S. Supreme Court decisions, including Loper Bright Enterprises v. Raimondo and Corner Post, Inc. v. Board of Governors of the Federal Reserve System, will impact enforcement and decision-making authority of regulatory agencies, including those of the FDA. Loper Bright explicitly overturned Chevron deference, which previously gave judicial deference to administrative action by agencies in the executive branch. Further, the U.S. Supreme Court’s decision in Corner Post may result in challenges to FDA decisions by new litigants long into the future, resulting in greater uncertainty about our continued operations. In February 2025, an executive order was signed asserting greater authority over all federal agencies, including those established by Congress as independent from direct presidential control. The executive order may lead to continued delays, if not cancellations, of pending and proposed regulations at federal agencies and introduces uncertainty as it subjects all significant regulatory actions by the agencies to presidential supervision and control. We cannot predict the impact that such executive order, any future executive orders or legislation implementing executive orders may have on our business or our results of operations.

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

Our collaboration and licensing arrangements, as well as any future collaboration and licensing arrangements that we may enter into, may not be successful. The success of our collaboration and licensing arrangements will depend heavily on the efforts and activities of our collaborators, which are not within our control. We may, in the course of our collaboration and licensing arrangements, be subject to numerous risks, including, but not limited to, the following:

●	our collaborators may have significant discretion in determining the efforts and resources that they will contribute;
●	our collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	our collaborators may independently, or in conjunction with others, develop products that compete directly or indirectly with our product candidates;
●	we may grant exclusive rights to our collaborators that would restrict us from collaborating with others. For example, we are currently subject to certain restrictions with regard to our ability to enter into collaboration arrangements to use PRINT for the development of inhaled therapeutics using certain identified compounds pursuant to our collaboration with GSK;
●	our collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
●	disputes may arise between us and our collaborators, which may cause a delay in or the termination of our research, development or commercialization activities;
●	our collaboration and licensing arrangements may be terminated;
●	our collaborators may own or co-own certain intellectual property arising from our collaboration and licensing arrangements with them, which may restrict our ability to develop or commercialize such intellectual property; and
●	our collaborators may alter the strategic direction of their business or may undergo a change of control or management, which may affect the success of our collaboration arrangements with them.

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

For example, we instituted a lawsuit against United Therapeutics for infringement of the ‘494 Patent in the U.S. District Court for the Middle District of North Carolina. As part of that lawsuit, United Therapeutics has asserted that it has an ownership interest in the ‘494 Patent, and that we cannot assert the ‘494 Patent against them, as a result of a former employee’s alleged breach of a contractual obligation to United Therapeutics. In addition, United Therapeutics may argue that one or more claims of the ‘494 Patent are invalid or that the scope of the ‘494 Patent is limited such that they do not infringe the ‘494 Patent. If they are successful in establishing an ownership interest in the ‘494 Patent, invalidating one or more claims of the ‘494 Patent or having the scope of the claims limited, we may be unable to prevent United Therapeutics or third parties from promoting and commercializing products that fall within the full scope of the ‘494 Patent. In addition, any invalidation or limitation of the scope of the ‘494 Patent could create a precedent that may increase the likelihood that other of our patents are invalidated or subject to similar scope limitations.

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

To our knowledge, no regulatory authority has granted final approval to market or commercialize drugs made using Pharmosa’s proprietary liposomal technology. We may never receive final approval to market and commercialize any product candidate that uses Pharmosa’s liposomal technology. In addition, we may experience unexpected challenges as we ramp up our manufacturing capacity for L606 to supply sufficient quantities for clinical and, if approved, commercial requirements. If we are unable to successfully develop and obtain final approval for L606, our business will be adversely affected.

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

As of May 1, 2026, 88,928,099 shares of our common stock were outstanding, of which 82,558,329 shares of common stock, or 92.8% of our outstanding shares as of May 1, 2026, are freely tradable without restriction or further registration under the Securities Act, provided however, some of these shares are held by persons deemed to be “affiliates” under the Securities Act, including our officers and directors, as well as our principal stockholders, and may not be sold except: (i) in compliance with Rule 144 under the Securities Act or (ii) pursuant to any other applicable exemption under the Securities Act. The remaining 6,369,770 shares held by our stockholders as of May 1, 2026 have not been registered under the Securities Act and may be only be sold (i) pursuant to an effective registration statement under the Securities Act covering the sale of those shares, (ii) in compliance with Rule 144 under the Securities Act or (iii) pursuant to any other applicable exemption under the Securities Act.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 34.6% of our common stock as of May 1, 2026. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of our board of directors (the “Board”), and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

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

In connection with the accounting for our RareGen acquisition, we have recorded significant amounts of contract acquisition costs, intangible assets, and goodwill. Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill has been impaired. Contract acquisition costs and amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. The valuation of goodwill depends on a variety of factors and the success of our business, including our ability to maintain regulatory approval for and successfully commercialize YUTREPIA, global market and economic conditions, earnings growth and expected cash flows. Impairments may be caused by factors outside our control, such as actions by the FDA, increasing competitive pricing pressures, and various other factors. Significant and unanticipated changes or our inability to obtain or maintain regulatory approvals for our products and product candidates, including the NDA for YUTREPIA, could require a non-

cash charge for impairment in a future period, which may significantly affect our results of operations in the period of such charge.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, the following Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted, modified, or terminated by our directors and/or executive officers (as defined in Section 16 of the Exchange Act):

Adopted

Name	Title	Date of Adoption of Rule 10b5-1 Trading Arrangement(1)(2)	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold
Sarah Krepp	Chief Human Resources Officer	March 12, 2026	June 15, 2027	24,880

(1)	Date of adoption of Rule 10b5-1 trading arrangements is in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations.

(2)	The first trade pursuant to the Rule 10b5-1 trading arrangement will be, in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations, on a date after the date of adoption of the Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Document
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 11, 2026

LIQUIDIA CORPORATION
By:	/s/ Roger A. Jeffs, Ph.D.
Roger A. Jeffs, Ph.D.
Chief Executive Officer
Principal Executive Officer

By:	/s/ Michael Kaseta
Michael Kaseta
Chief Operating Officer and Chief Financial Officer
Principal Financial Officer

By:	/s/ Dana Boyle
Dana Boyle
Chief Accounting Officer
Principal Accounting Officer