Form 10-Q
period 2026-06-30
Liquidia Corp
filed 2026-08-12
CIK 1819576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2026

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

As of July 29, 2026, there were 89,508,891 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Liquidia Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$284,181	$190,680
Accounts receivable, net	108,584	54,093
Inventory	36,177	23,802
Prepaid expenses and other current assets	8,766	4,826
Total current assets	437,708	273,401
Property, plant and equipment, net	34,555	11,844
Operating lease right-of-use assets, net	4,065	3,949
Indemnification asset, related party	8,547	8,392
Contract acquisition costs, net	6,572	6,818
Intangible asset, net	2,845	2,952
Goodwill	3,903	3,903
Deferred tax assets, net	914	—
Restricted cash	3,504	3,504
Other assets	19,305	13,171
Total assets	$521,918	$327,934
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,748	$3,678
Accrued expenses and other current liabilities	121,699	73,197
Long-term debt, current	53,952	58,406
Operating and finance lease liabilities, current	899	487
Total current liabilities	189,298	135,768
Litigation finance payable	8,547	8,384
Long-term debt, noncurrent	122,153	132,935
Operating and finance lease liabilities, noncurrent	5,892	6,099
Long-term tax liability	914	—
Total liabilities	326,804	283,186
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock — 10,000,000 shares authorized, none outstanding	—	—
Common stock — $0.001 par value, 115,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively, 89,099,459 and 87,204,137 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	89	87
Additional paid-in capital	693,754	670,974
Accumulated deficit	(498,729)	(626,313)
Total stockholders’ equity	195,114	44,748
Total liabilities and stockholders’ equity	$521,918	$327,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product sales, net	$170,382	$6,517	$300,263	$6,517
Service revenue, net	1,297	2,320	4,281	5,440
Total revenue	171,679	8,837	304,544	11,957
Costs and expenses:
Cost of product sales	10,759	205	21,838	205
Cost of service revenue	791	1,292	1,564	2,809
Research and development	17,184	6,021	29,755	12,987
Selling, general and administrative	57,428	38,824	104,366	68,886
Total costs and expenses	86,162	46,342	157,523	84,887
Income (loss) from operations	85,517	(37,505)	147,021	(72,930)
Other income (expense):
Interest income	2,476	1,584	4,248	3,312
Interest expense	(6,296)	(5,658)	(12,790)	(10,328)
Total other expense, net	(3,820)	(4,074)	(8,542)	(7,016)
Income (loss) before income taxes	81,697	(41,579)	138,479	(79,946)
Income tax expense	6,975	—	10,895	—
Net income (loss) and comprehensive income (loss)	$74,722	$(41,579)	$127,584	$(79,946)
Net income (loss) per common share, basic	$0.84	$(0.49)	$1.44	$(0.94)
Net income (loss) per common share, diluted	$0.74	$(0.49)	$1.26	$(0.94)
Weighted average common shares outstanding, basic	88,887,744	85,588,108	88,449,427	85,381,563
Weighted average common shares outstanding, diluted	101,397,028	85,588,108	101,258,426	85,381,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except shares amounts)

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	87,204,137	$87	$670,974	$(626,313)	$44,748
Issuance of common stock upon exercise of stock options	200,619	—	773	—	773
Issuance of common stock upon vesting of restricted stock units	824,292	1	(1)	—	—
Issuance of common stock under employee stock purchase plan	32,425	—	979	—	979
Issuance of common stock upon exercise of warrants	46,938	—	—	—
Stock-based compensation	—	—	9,217	—	9,217
Net income	—	—	—	52,862	52,862
Balance as of March 31, 2026	88,308,411	$88	$681,942	$(573,451)	$108,579
Issuance of common stock upon exercise of stock options	381,365	—	1,443	—	1,443
Issuance of common stock upon vesting of restricted stock units	409,683	1	(1)	—	—
Stock-based compensation	—	—	10,370	—	10,370
Net income	—	—	—	74,722	74,722
Balance as of June 30, 2026	89,099,459	$89	$693,754	$(498,729)	$195,114

	Common	Common	Additional		Total
	Stock	Stock	Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	84,683,063	$85	$636,682	$(557,389)	$79,378
Issuance of common stock upon exercise of stock options	84,505	—	358	—	358
Issuance of common stock upon vesting of restricted stock units	414,053	—	—	—	—
Issuance of common stock under employee stock purchase plan	117,320	—	906	—	906
Stock-based compensation	—	—	7,438	—	7,438
Net loss	—	—	—	(38,367)	(38,367)
Balance as of March 31, 2025	85,298,941	$85	$645,384	$(595,756)	$49,713
Issuance of common stock upon exercise of stock options	33,378	—	125	—	125
Issuance of common stock upon vesting of restricted stock units	528,630	1	(1)	—	—
Stock-based compensation	—	—	6,930	—	6,930
Net loss	—	—	—	(41,579)	(41,579)
Balance as of June 30, 2025	85,860,949	$86	$652,438	$(637,335)	$15,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income (loss)	$127,584	$(79,946)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	19,587	14,368
Depreciation and amortization	897	732
Non-cash lease expense	(116)	112
Accretion and non-cash interest expense	12,790	10,327
Acquired in-process research and development	1,000	—
Changes in operating assets and liabilities:
Accounts receivable, net	(54,491)	(7,249)
Inventory	(12,061)	(5,980)
Prepaid expenses and other current assets	(3,940)	(83)
Other noncurrent assets	(7,048)	(11,502)
Accounts payable	(589)	5,364
Accrued expenses and other current liabilities	48,502	3,863
Operating lease liabilities	205	(166)
Other noncurrent liabilities	914	—
Net cash provided by (used in) operating activities	133,234	(70,160)
Investing activities
Purchase of in-process research and development	(1,000)	—
Purchases of property, plant and equipment	(14,065)	(1,387)
Net cash used in investing activities	(15,065)	(1,387)
Financing activities
Proceeds from long-term debt, net of fees	—	74,975
Payments on long-term debt	(28,026)	(4,976)
Principal payments on finance leases	—	(64)
Receipts from litigation financing	163	670
Proceeds from issuance of common stock under stock incentive plans	3,195	1,389
Net cash provided by (used in) financing activities	(24,668)	71,994
Net increase in cash, cash equivalents, and restricted cash	93,501	447
Cash, cash equivalents, and restricted cash, beginning of period	194,184	176,479
Cash, cash equivalents, and restricted cash, end of period	$287,685	$176,926
Supplemental disclosure of cash flow information
Cash paid for income taxes	$3,121	$—
Cash paid for operating lease liabilities	$810	$341
Non-cash increase in property, plant and equipment through accounts payable	$9,504	$469
Non-cash increase in indemnification asset through accounts payable	$155	$824

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

We also conduct research, development and manufacturing of novel products by applying our subject matter expertise in respiratory and vascular diseases. For example, we are currently developing L606, an investigational, liposomal formulation of treprostinil, which we licensed from Pharmosa Biopharm Inc. (“Pharmosa”), that is administered twice-daily with a short-duration next-generation nebulizer. L606 is currently being evaluated in an open-label study in the United States for treatment of PAH and PH-ILD and in a worldwide, placebo-controlled pivotal study for the treatment of PH-ILD. We are also planning to conduct clinical studies to evaluate YUTREPIA for the treatment of pulmonary hypertension associated with chronic obstructive pulmonary disease (“PH-COPD”), idiopathic pulmonary fibrosis (“IPF”), progressive pulmonary fibrosis (“PPF”) and Raynaud’s phenomenon associated with systemic sclerosis (“SSc-RP”).

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

Liquidity and Capital Resources

We have historically incurred recurring annual operating losses and as of June 30, 2026, we had an accumulated deficit of $498.7 million. We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, bank borrowings with warrants, the issuance of convertible notes and warrants, and other long-term debt.

We expect to continue to incur significant expenses as we commercialize YUTREPIA and advance our product candidates through clinical trials and seek regulatory approval of such product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. Additionally, the revenue interest financing agreement with HealthCare Royalty Partners IV, L.P. (“HCR”) dated January 9, 2023, as amended (the “HCR Agreement”) contains fixed quarterly payments and minimum cash covenants that require us to maintain cash and cash equivalents in an amount at least equal to $15.0 million for the remainder of the payment term, which based on amounts funded as of June 30, 2026, is expected to conclude in 2033.

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

2. Basis of Presentation, Significant Accounting Policies and Fair Value Measurements

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The year-end condensed consolidated balance sheet data was derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. Our financial position, results of operations and cash flows are presented in U.S. Dollars.

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

We are exposed to risks associated with extending credit to customers related to service revenue and product sales. We do not require collateral to secure amounts due from customers. One customer accounted for 100% of service revenue, net. The following table presents the percentage of gross product sales for the three and six months ended June 30, 2026 and 2025 and accounts receivable as of June 30, 2026 and 2025 for our significant customers:

	Percentage of Gross Product Sales		Percentage of Accounts Receivable
	Six Months Ended June 30,		June 30,
	2026	2025	2026	2025
Customer A	46%	27%	40%	27%
Customer B	45%	68%	55%	68%

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

As of June 30, 2026, we concluded there were no significant events or changes in circumstances which indicated that the carrying amount of goodwill was not recoverable. We completed our annual impairment test as of July 1, 2026 and concluded that no impairments had occurred.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price, only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our original estimates, we will adjust these estimates, which would affect product sales and earnings in the period such variances become known. During the quarter ended June 30, 2026, adjustments to estimated provisions related to prior period sales were less than one percent of our total revenues for the quarter then ended.

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

We have determined that the performance of the promotional services constitutes a single performance obligation and recognize revenue as we satisfy our performance obligation. The transaction price is equal to our share of Net Profits. We expect to refund certain amounts to Sandoz through a reduction of the cash received from future Net Profits generated under the Promotion Agreement. As of June 30, 2026 and December 31, 2025, a $0.5 million and $1.0 million refund liability, respectively, is offset against accounts receivable from Sandoz related to expected refund amounts.

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

The components and calculation of basic and diluted net income (loss) per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$74,722	$(41,579)	$127,584	$(79,946)
Denominator:
Weighted average common shares outstanding, basic	88,887,744	85,588,108	88,449,427	85,381,563
Weighted average potentially dilutive stock options	7,880,869	—	8,089,339	—
Weighted average potentially dilutive restricted stock units	4,585,337	—	4,676,569	—
Weighted average potentially dilutive shares issuable under employee stock purchase plan	43,078	—	43,092	—
Weighted average common shares outstanding, diluted	101,397,028	85,588,108	101,258,426	85,381,563

Net income (loss) per common share, basic	$0.84	$(0.49)	$1.44	$(0.94)
Net income (loss) per common share, diluted	$0.74	$(0.49)	$1.26	$(0.94)

Due to their anti-dilutive effect, the calculation of diluted net income (loss) per share excludes the following common stock equivalent shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock Options	—	8,909,414	—	8,929,105
Restricted Stock Units	9,859	4,914,545	8,059	4,875,907
Warrants	—	450,000	—	450,000
Total	9,859	14,273,959	8,059	14,255,012

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table presents the placement in the fair value hierarchy of financial assets and liabilities measured at fair value as of June 30, 2026 and December 31, 2025:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
June 30, 2026	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$268,995	$—	$—	$268,995

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2025	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$174,828	$—	$—	$174,828

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

The carrying value and fair value of long-term debt as of June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$176,105	$211,500	$191,341	$203,300

The fair value is estimated using Level 3 inputs based on a discounted cash flow model incorporating company-specific projections and a market-based discount rates of 6.5% to 7.2% as of June 30, 2026 and 12.4% to 12.7% as of December 31, 2025, based on the tenor of the contractual payment, and reflective of debt with similar risk characteristics.

3. Inventory

Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	June 30,	December 31,
	2026	2025
Raw materials	$14,077	$8,547
Work in process	18,986	13,313
Finished goods	22,033	14,802
Inventory	55,096	36,662

Recognized as:
Inventory	$36,177	$23,802
Other assets	18,919	12,860

Amounts recognized as Other Assets are comprised entirely of raw materials and work in process inventories not expected to be sold within one year of the date of the condensed consolidated balance sheet.

4. Property, Plant, and Equipment

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2026	2025
Lab and build-to-suit equipment	$9,094	$5,231
Office equipment	7	7
Furniture and fixtures	573	497
Computer and other equipment	2,031	1,958
Leasehold improvements	13,336	13,028
Construction-in-progress	27,599	5,091
Total property, plant and equipment	52,640	25,812
Accumulated depreciation and amortization	(18,085)	(13,968)
Property, plant and equipment, net	$34,555	$11,844

We recorded depreciation and amortization expense related to property, plant and equipment of $0.3 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and of $0.5 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.

5. Contract Acquisition Costs and Intangible Asset

Contract acquisition costs and intangible asset are summarized as follows:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract acquisition costs	$12,980	$(6,408)	$6,572	$12,980	$(6,162)	$6,818
Intangible asset	$5,620	$(2,775)	$2,845	$5,620	$(2,668)	$2,952

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

We recorded amortization related to the contract acquisition costs of $0.1 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and of $0.2 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively. We recorded amortization related to the intangible asset of $- million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and of $0.1 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively. Annual amortization over the next five years is expected to immaterially fluctuate from the 2026 amounts, consistent with changes to net profits to be recognized pursuant to the Promotion Agreement over the period.

6. Indemnification Asset with Related Party and Litigation Finance Payable

On June 3, 2020, Liquidia PAH entered into a litigation financing arrangement (the “Financing Agreement”) with Henderson SPV, LLC (“Henderson”). Liquidia PAH, along with Sandoz, are pursuing litigation against United Therapeutics Corporation (“United Therapeutics”) (the “RareGen Litigation”). Under the Financing Agreement, Henderson funded $10.0 million of Liquidia PAH’s legal and litigation expenses (referred to as “Deployments”) in exchange for a share of certain litigation or settlement proceeds. Deployments received from Henderson were recorded as a litigation finance payable.

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

On November 17, 2020, Liquidia PAH entered into a Litigation Funding and Indemnification Agreement (“Indemnification Agreement”) with PBM RG Holdings, LLC (“PBM”). PBM is considered to be a related party as it is controlled by a major stockholder (which beneficially owns approximately 6.5% of Liquidia Corporation common stock as of July 29, 2026), who is also a member of our Board of Directors.

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

As of June 30, 2026 and December 31, 2025, the Indemnification Asset and Litigation Finance Payable were classified as long-term assets and liabilities, respectively, as it is considered unlikely that the RareGen Litigation would conclude prior to June 30, 2027.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2026	2025
Accrued compensation	$11,909	$20,319
Accrued gross-to-net deductions	74,367	35,491
Accrued research and development expenses	2,571	3,229
Accrued inventory costs	10,981	5,757
Accrued income tax expenses	7,774	—
Accrued other expenses	14,097	8,401
Total accrued expenses and other current liabilities	$121,699	$73,197

8. Stockholders’ Equity

Warrants

During the six months ended June 30, 2026 and 2025, 46,941 and zero warrants to purchase shares of common stock were exercised, respectively. Outstanding warrants consisted of the following as of June 30, 2026:

Number of
warrants	Exercise Price	Expiration Date
141	$0.02	December 31, 2026

9. Stock-Based Compensation

2020 Long-Term Incentive Plan

Our 2020 Long-Term Incentive Plan (the “2020 Plan”) provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards and for accelerated vesting under certain change of control transactions. The number of shares of our common stock available for issuance under the 2020 plan will automatically increase on January 1 of each year through 2030, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board of Directors (the “Evergreen Provision”). On January 1, 2026, the number of shares of common stock available for issuance under the 2020 Plan automatically increased by 3,488,165 shares pursuant to the Evergreen Provision. As of June 30, 2026, there were 3,362,810 shares available for future grants under the 2020 Plan.

The 2020 Plan replaced all prior equity award plans and such plans have been discontinued. However, the awards outstanding under the prior equity award plans will continue to remain in effect in accordance with their terms. Awards that are forfeited under these prior plans upon cancellation, termination or expiration will not be available for grant under the 2020 Plan. As of June 30, 2026, a total of 283,217 shares of common stock were reserved for issuance related to the remaining outstanding equity awards granted under the prior plans.

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

310,000 shares of our common stock were reserved for issuance pursuant to equity awards that may be granted under the 2022 Inducement Plan, and the 2022 Inducement Plan will be administered by the Compensation Committee. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2022 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board of Directors, or following a bona fide period of non-employment by us, if he or she is granted such equity awards in connection with his or her commencement of employment with us and such grant is an inducement material to his or her entering into employment with us. As of June 30, 2026, a total of 27,608 shares were available for issuance under the 2022 Inducement Plan.

Employee Stock Purchase Plan

In November 2020, stockholders approved the Liquidia Corporation 2020 Employee Stock Purchase Plan (the “ESPP”). The number of shares of our common stock available for issuance under the ESPP will automatically increase on January 1 of each year through 2030, by the lesser of (a) 1.0% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, (b) 150,000 shares, or (c) an amount determined by the Board of Directors. On January 1, 2026, the number of shares of common stock available for issuance under the ESPP increased by 150,000 shares. As of June 30, 2026, a total of 610,257 shares of common stock are reserved for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions, subject to plan limitations. Unless otherwise determined by the administrator, the common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is 85% of the lesser of the fair market value of our common stock on the first and last trading day of the offering period. During the six months ended June 30, 2026 and 2025, 43,121 and 117,320 shares were issued under the ESPP, respectively.

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

Total stock-based compensation expense recognized for employees and non-employees was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
By Expense Category:	2026	2025	2026	2025
Cost of service revenue	$127	$58	$180	$207
Research and development	559	287	1,060	627
Selling, general and administrative	9,684	6,585	18,347	13,534
Total stock-based compensation expense	$10,370	$6,930	$19,587	$14,368

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted average basis, by type of award:

	As of June 30, 2026
		Weighted
		Average
		Remaining
		Recognition
	Unamortized	Period
	Expense	(Years)
Stock options	$933	0.6
Restricted and performance stock units	$75,091	2.2

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

The following table summarizes the assumptions used for estimating the fair value of purchase rights granted to employees under the ESPP under the Black-Scholes option-pricing model:

	Six Months Ended
	June 30,
	2026	2025
Expected dividend yield	—	—
Risk-free interest rate	3.68%	4.31%
Expected volatility	61%	44%
Expected life (years)	0.50	0.50

Stock Options

Options generally vest over a four-year period in multiple tranches.

The following table summarizes stock option activity during the six months ended June 30, 2026:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2025	8,373,814	$4.76
Granted	—	—
Exercised	(581,908)	3.81
Cancelled	—	—
Outstanding as of June 30, 2026	7,791,906	$4.83	5.4	$583,585
Exercisable as of June 30, 2026	7,587,838	$4.79	5.4	$568,626
Vested and expected to vest as of June 30, 2026	7,785,793	$4.83	5.4	$583,141

No options were granted during the six months ended June 30, 2026 and 2025. The aggregate intrinsic value of stock options in the table above represents the difference between the $79.73 closing price of our common stock as of June 30, 2026 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

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

The following table summarizes our RSU and PSU activity during the six months ended June 30, 2026:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested as of December 31, 2025	4,449,345	$12.08
Granted	1,606,438	39.23
Vested	(1,233,975)	11.86
Forfeited	(39,998)	16.60
Unvested as of June 30, 2026	4,781,810	$21.22

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

Lease Balances, Costs, and Future Minimum Payments

Leases with an initial term of 12 months or less are not recorded on the balance sheet. As of June 30, 2026, we have not entered into any short-term leases. For lease agreements entered into or reassessed after the adoption of ASC 842 we combine lease and non-lease components, if any. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Our lease cost is reflected in the accompanying condensed statements of operations and comprehensive loss as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2026	2025	2026	2025
Operating lease cost:
Fixed lease cost	Selling, general, and administrative	$380	$314	$730	$627
Finance lease cost:
Amortization of lease assets	Selling, general, and administrative	—	—	—	22
Interest on lease liabilities	Interest expense	—	—	—	1
Total Lease Cost		$380	$314	$730	$650

The weighted average remaining lease term and discount rates as of June 30, 2026 were as follows:

Weighted average remaining lease term (years):
Operating leases	5.3
Weighted average discount rate:
Operating leases	15.2%

The discount rate for leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms at the time of lease inception.

Lease liability maturities as of June 30, 2026, were as follows:

Year ending December 31:	Total
2026 (six months remaining)	$886
2027	1,940
2028	1,717
2029	1,743
2030	1,795
Thereafter	1,849
Total minimum lease payments	9,930
Less: interest	(3,139)
Present value of lease liabilities	$6,791

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

As consideration for the Investment Amount and pursuant to the HCR Agreement, we have agreed to pay HCR according to a fixed quarterly payment schedule. As of June 30, 2026, we were required to pay $54.0 million within one year of the balance sheet date, which is classified as current in our condensed consolidated balance sheet.

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

The HCR Agreement contains certain restrictions on our ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, dispose of assets, pay dividends and distributions, subject to certain exceptions. In addition, the HCR Agreement contains a financial covenant that requires us to maintain cash and cash equivalents in an amount at least equal to $15.0 million for the remainder of the payment term, which based on amounts funded as of June 30, 2026, concludes in 2033.

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

The following table presents the changes in the HCR Agreement payable during the six months ended June 30, 2026:

Balance as of December 31, 2025	$191,341
Accretion	12,790
Payments	(28,026)
Balance as of June 30, 2026	$176,105
Less: current portion of long-term debt	(53,952)
Long-term portion of long-term debt	$122,153

The fixed contractual annual payments on long-term debt as of June 30, 2026 are as follows:

Year ending December 31:
2026 (six months remaining)	$30,381
2027	47,145
2028	54,526
2029	36,865
2030	31,314
Thereafter	50,397
Total	$250,628

12. Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes. Income tax expense for interim periods is based on the estimated annual effective tax rate, applied to year‑to‑date pre‑tax income, adjusted for discrete items recognized in the period in which they occur.

During the three and six months ended June 30, 2026, we recorded an income tax provision of $7.0 million and $10.9 million, respectively, resulting in an effective tax rate of 8.5% and 7.9%, respectively, that includes the effects of various permanent book-to-tax adjustments, state/local taxes and partial release of valuation allowance. During both the three and six months ended June 30, 2025, we recorded no income tax provision, resulting in an effective tax rate of 0%.

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

There have been no significant changes in uncertain tax positions during the six months ended June 30, 2026.

13. Commitments and Contingencies

Vectura License Agreement

On October 27, 2025, we entered into an exclusive licensing agreement (the “Vectura License Agreement”) with Vectura Limited (“Vectura”), which provided for, among other things, (i) the exclusive right for us to develop, manufacture and commercialize for use in the United States (the “Vectura Territory”) products containing treprostinil, including L606, administered via Vectura’s nebulizer device (the “Vectura Device”) for treatment in the field of hypertension and interstitial lung diseases, including PAH and PH-ILD and (ii) that Vectura shall be responsible for manufacturing and supplying us with clinical and commercial supplies of the Vectura Device.

Under the Vectura License Agreement, we paid Vectura an upfront payment of $2.0 million during 2025 and we will pay (i) certain development milestone payments of up to $12.0 million; (ii) certain sales milestone payments of up to $92.5 million tied to commercial sales in the Vectura Territory and (iii) royalty payments with royalty rates ranging in the middle single digits tied to commercial sales in the Vectura Territory. As of June 30, 2026, development milestones of $1.0 million have been achieved under the Vectura License Agreement. The Vectura License Agreement also provides us with rights of first negotiation to add additional territories and indications during the term thereof.

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

Concurrently with the execution of the First Amendment, we and Pharmosa also entered into a Device License Agreement (the “Device License Agreement”). Pursuant to the terms of the Device License Agreement, Pharmosa will provide (i) an exclusive license to Liquidia Technologies for the right to develop, manufacture, use and commercialize Pharmosa’s next-generation smart-technology nebulizers (the “Device”) for use with L606 in most countries (subject to certain exceptions) (the “Pharmosa Territory”) and (ii) a non-exclusive license to Liquidia Technologies for the right to develop, manufacture and use (but not commercialize) the Device outside of the Pharmosa Territory.

Under the terms of the Pharmosa License Agreement, as amended, we will be responsible for development, regulatory and commercial activities of L606 in the Pharmosa Territory. Pharmosa will manufacture clinical and commercial supplies of the liposomal formulation through its global supply chain and support us in establishing a redundant global supply chain. In consideration for these exclusive rights, we paid Pharmosa an upfront license fee of $10 million and paid an additional $3.5 million upfront license fee in 2024 in connection with the rights granted in the First Amendment and the Device License Agreement. In addition to the upfront fees, we will pay Pharmosa potential development milestone payments tied to clinical development and approvals in PAH and/or PH-ILD of up to $37.75 million, potential sales milestones of up to $185 million in North America and $150 million outside North American and two tiers of low, double-digit royalties on all net sales of L606. Pharmosa will also receive a $10 million milestone payment for each additional indication approved by the FDA after PAH and PH-ILD and each additional product approved by the FDA under the license, a $2.0 million milestone payment for each additional indication approved by the EMA after PAH and PH-ILD, and a $0.5 million milestone payment for each additional indication approved by the PMDA after PAH and PH-ILD. As of June 30, 2026, no development milestones have been achieved under the Pharmosa License Agreement. We also retain the first right to negotiate for development and commercialization of L606 in other territories should Pharmosa seek a partner, subject to satisfaction of certain conditions as set forth in the Pharmosa License Agreement.

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

On July 14, 2023, we entered into an Amended and Restated Commercial Manufacturing Services and Supply Agreement (as amended, the “CSA”) with Lonza Tampa LLC (“Lonza”). Lonza is our sole supplier for encapsulation and packaging services for YUTREPIA. Pursuant to the terms of the CSA, we deliver bulk treprostinil powder, manufactured using our proprietary PRINT technology, and Lonza encapsulates and packages it. The CSA was effective upon signing, will be in effect until December 31, 2028 and may thereafter be extended upon the mutual written agreement of the parties in accordance with the terms of the CSA. We are required to provide Lonza with quarterly forecasts of our expected production requirements for the following 24-month period, the first twelve months of which is considered a binding, firm order. We are required to purchase certain minimum annual order quantities, which may be adjusted by us after the thirteenth month after receipt of regulatory approval for YUTREPIA. The CSA provides for tiered pricing depending upon the batch size ordered.

In addition, in January 2020, we entered into a multi-year supply agreement with LGM Pharma, LLC (“LGM”) to supply active pharmaceutical ingredients (“APIs”) for YUTREPIA. Under the supply agreement with LGM, we are required to provide rolling forecasts, a portion of which will be considered a binding, firm order, subject to an annual minimum purchase commitment of $2.7 million for the term of the agreement. The agreement expires five years from the first marketing authorization approval for YUTREPIA.

As of June 30, 2026, we have non-cancelable commitments for product manufacturing and supply costs of approximately $69.1 million.

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

14. Legal Proceedings

‘327 Patent Litigation

In connection with an amendment to the Company’s new drug application (“NDA”) for YUTREPIA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, the Company provided a notice of the paragraph IV certification to United Therapeutics as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, United Therapeutics filed a complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware (Case No. 1:23-cv-00975-RGA) (the “‘327 Patent Litigation”), asserting infringement by the Company of U.S. Patent No. 10,716,793, entitled “Treprostinil Administration by Inhalation” (the “‘793 Patent”). In November 2023, the U.S. Patent and Trademark Office (the “USPTO”) issued U.S. Patent No. 11,826,327, entitled “Treatment for Interstitial Lung Disease” (the “‘327 Patent”), to United Therapeutics. On November 30, 2023, United Therapeutics filed an amended complaint in the ‘327 Patent Litigation asserting infringement of the ‘327 Patent by the practice of YUTREPIA based on the amended NDA. In January 2024, the Company filed an answer, counterclaims and a partial motion to dismiss the claims related to the ‘793 Patent as a result of the decision by the United States Court of Appeals for the Federal Circuit to affirm a finding by the Patent Trial and Appeal Board that the ’793 Patent is unpatentable. In February 2024, United Therapeutics stipulated to the dismissal of the claims in the ‘327 Patent Litigation related to the ‘793 Patent. In February 2024, United Therapeutics also filed a motion seeking a preliminary injunction to prevent the Company from manufacturing, marketing, storing, importing, distributing, offering for sale, and/or selling YUTREPIA for the treatment of PH-ILD. Judge Andrews denied the motion for a preliminary injunction in May 2024. Trial was held in June 2025. Post-trial briefing has been completed, and the court’s decision is pending.

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

Breach of Contract Litigation

In May 2024, United Therapeutics filed a second complaint in the Superior Court in Durham County, North Carolina (the “Contract Litigation”) against the Former Employee, alleging that he breached prior employment agreements with United Therapeutics by failing to assign to United Therapeutics his interest in patents obtained by the Company that are alleged to have relied upon or benefitted from certain inventions, discoveries, materials, authorship, derivatives and results developed by the Former Employee while he was employed by United Therapeutics. The Company was also named as a defendant in this lawsuit. As part of the lawsuit, United Therapeutics alleges that the Former Employee misappropriated certain intellectual property of United Therapeutics which led to the development of YUTREPIA. The complaint also seeks declaratory judgement such that all right, title and interest in and to any patentable or unpatentable inventions, discoveries, and ideas made or conceived by the Former Employee while employed by the Company should be assigned and transferred to United Therapeutics because they involved the use of United Therapeutics’ confidential information. In July 2024, the Company filed a motion to dismiss all claims. The motion was denied in May 2025. The lawsuit remains ongoing.

‘494 Patent Litigation

On April 21, 2025, the Company filed a complaint for patent infringement against United Therapeutics in the U.S. District Court for the Middle District of North Carolina (Case No. 1:25-cv-00299) (the “‘494 Patent Litigation”), asserting infringement by United Therapeutics of U.S. Patent No. 10,898,494, entitled “Dry Powder Treprostinil for the Treatment of Pulmonary Hypertension” (the “‘494 Patent”) with respect to its Tyvaso DPI product. In June 2025, United Therapeutics filed a motion to dismiss or stay the lawsuit. In November 2025, the District Court denied the motion to dismiss, but granted the motion to stay the lawsuit until May 2026. In April 2026, United Therapeutics filed a motion to extend the stay until resolution of the Contract Litigation. The motion was granted in May 2026, and the ‘494 Patent Litigation is now stayed.

RareGen Litigation

In April 2019, Sandoz and Liquidia PAH (then known as RareGen) initiated the RareGen Litigation by filing a complaint against United Therapeutics and Smiths Medical (now ICU Medical) in the District Court of New Jersey (Case No. 3:19 cv 10170), alleging that United Therapeutics and Smiths Medical violated the Sherman Antitrust Act of 1890, state law antitrust statutes and unfair competition statutes by engaging in anticompetitive acts regarding the drug treprostinil for the treatment of PAH. In March 2020, Sandoz and Liquidia PAH filed a first amended complaint adding a claim that United Therapeutics breached a settlement agreement that was entered into in 2015, in which United Therapeutics agreed to not interfere with Sandoz’s efforts to launch its generic treprostinil, by taking calculated steps to restrict and interfere with the launch of Sandoz’s competing generic product. United Therapeutics developed treprostinil under the brand name Remodulin and Smiths Medical manufactured a pump and cartridges that are used to inject treprostinil into patients continuously throughout the day. Sandoz and Liquidia PAH allege that United Therapeutics and Smiths Medical entered into anticompetitive agreements (i) whereby Smiths Medical placed restrictions on the cartridges such that they can only be used with United Therapeutics’ branded Remodulin product and (ii) requiring Smiths Medical to enter into agreements with specialty pharmacies to sell the cartridges only for use with Remodulin.

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

The following table summarizes segment revenue, segment income (loss), and significant segment expenses regularly reported to the CODM during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product sales, net	$170,382	$6,517	$300,263	$6,517
Service revenue, net	1,297	2,320	4,281	5,440
Total revenue	171,679	8,837	304,544	11,957
Cost of product sales	10,759	205	21,838	205
Cost of service revenue	791	1,292	1,564	2,809
Program expenses (1)
YUTREPIA	19,327	14,661	35,215	24,419
L606	10,777	2,793	16,599	6,061
Generic Treprostinil	9	125	(40)	276
Total program expenses	30,113	17,579	51,774	30,756
Non-program expenses (2)	8,801	5,835	14,998	9,605
Personnel, including stock-based compensation	35,698	21,431	67,349	41,512
Income (loss) from operations	85,517	(37,505)	147,021	(72,930)
Other income (expense), net	(3,820)	(4,074)	(8,542)	(7,016)
Income (loss) before income taxes	$81,697	$(41,579)	$138,479	$(79,946)
Income tax expense	6,975	—	10,895	—
Net income (loss)	$74,722	$(41,579)	$127,584	$(79,946)
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

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, results of operations, and cash flows. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025. This discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which includes detailed discussions of various items impacting our business, results of operations and financial condition.

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

We also conduct research, development and manufacturing of novel products by applying our subject matter expertise in respiratory and vascular diseases. For example, we are currently developing L606, an investigational, liposomal formulation of treprostinil, which we licensed from Pharmosa Biopharm Inc. (“Pharmosa”), that is administered twice-

daily with a short-duration next-generation nebulizer. L606 is currently being evaluated in an open-label study in the United States for treatment of PAH and PH-ILD and in a worldwide, placebo-controlled pivotal study for the treatment of PH-ILD. We are also planning to conduct clinical studies to evaluate YUTREPIA for the treatment of pulmonary hypertension associated with chronic obstructive pulmonary disease (“PH-COPD”), idiopathic pulmonary fibrosis (“IPF”), progressive pulmonary fibrosis (“PPF”) and Raynaud’s phenomenon associated with systemic sclerosis (“SSc-RP”).

We have historically incurred significant annual operating losses. Our net losses were $68.9 million and $128.3 million for the years ended December 31, 2025 and 2024, respectively. As of June 30, 2026, we had an accumulated deficit of $498.7 million. We expect to incur significant expenses for the foreseeable future as we continue commercialization of YUTREPIA and advance our product candidates through clinical trials, seek regulatory approval of such product candidates and pursue commercialization of any such approved product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. It is uncertain whether and when, if ever, we will realize sustained revenue from sales of such additional product candidates. Additionally, our HCR Agreement contains fixed quarterly payments and minimum cash covenants that require us to maintain cash and cash equivalents in an amount at least equal to $15.0 million for the remainder of the payment term, which based on amounts funded as of June 30, 2026, is expected to conclude in 2033.

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

Cost of Product Sales

Cost of product sales includes direct and indirect costs related to the manufacturing of inventory products sold, including third-party manufacturing costs, packaging services, freight, storage costs, allocation of overhead costs of employees involved with manufacturing and net sales-based royalty expense. As of June 30, 2026, we have sold through all inventory previously expensed to research and development and accordingly, our future cost of product sales of will reflect the full cost of manufacturing YUTREPIA.

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

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations (in thousands, except for percentages):

	Three Months Ended				Six Months Ended
	June 30,		$	%	June 30,		$	%
	2026	2025	Change	Change	2026	2025	Change	Change
Revenues:
Product sales, net	$170,382	$6,517	$163,865	2,514.4%	$300,263	$6,517	$293,746	4,507.4%
Service revenue, net	1,297	2,320	(1,023)	(44)%	4,281	5,440	(1,159)	(21)%
Total revenue	171,679	8,837	162,842	1,843%	304,544	11,957	292,587	2,447%
Costs and expenses:
Cost of product sales	10,759	205	10,554	5,148%	21,838	205	21,633	10,553%
Cost of service revenue	791	1,292	(501)	(39)%	1,564	2,809	(1,245)	(44)%
Research and development	17,184	6,021	11,163	185%	29,755	12,987	16,768	129%
Selling, general and administrative	57,428	38,824	18,604	48%	104,366	68,886	35,480	52%
Total costs and expenses	86,162	46,342	39,820	86%	157,523	84,887	72,636	86%
Income (loss) from operations	85,517	(37,505)	123,022	(328)%	147,021	(72,930)	219,951	(302)%
Other income (expense):
Interest income	2,476	1,584	892	56%	4,248	3,312	936	28%
Interest expense	(6,296)	(5,658)	(638)	11%	(12,790)	(10,328)	(2,462)	24%
Total other expense, net	(3,820)	(4,074)	254	(6)%	(8,542)	(7,016)	(1,526)	22%
Income (loss) before income taxes	81,697	(41,579)	123,276	(296)%	138,479	(79,946)	218,425	(273)%
Income tax expense	6,975	—	6,975	* %	10,895	—	10,895	* %
Net income (loss) and comprehensive income (loss)	$74,722	$(41,579)	$116,301	(280)%	$127,584	$(79,946)	$207,530	(260)%

Product Sales, Net

Product sales, net, were $170.4 million for the three months ended June 30, 2026, compared to $6.5 million for the three months ended June 30, 2025. We began shipping YUTREPIA to our customers in the United States in June 2025, following receipt of full FDA approval for YUTREPIA on May 23, 2025. The increase of $163.9 million was due to higher volume of YUTREPIA sales.

Product sales, net, were $300.3 million for the six months ended June 30, 2026, compared to $6.5 million for the six months ended June 30, 2025. We began shipping YUTREPIA to our customers in the United States in June 2025, following receipt of full FDA approval for YUTREPIA on May 23, 2025. The increase of $293.8 million was due to higher volume of YUTREPIA sales.

Service Revenue, Net

Service revenue, net, was $1.3 million for the three months ended June 30, 2026, compared to $2.3 million for the three months ended June 30, 2025. Service revenue, net was related primarily to the Promotion Agreement. The decrease of $1.0 million was primarily due to the impact of unfavorable gross-to-net adjustments.

Service revenue, net, was $4.3 million for the six months ended June 30, 2026, compared to $5.4 million for the six months ended June 30, 2025. Service revenue, net was related primarily to the Promotion Agreement. The decrease of $1.1 million was primarily due to the impact of unfavorable gross-to-net adjustments.

Cost of Product Sales

Cost of product sales was $10.8 million for the three months ended June 30, 2026, compared to $0.2 million for the three months ended June 30, 2025. Cost of products sales is related to sales of YUTREPIA. The increase of $10.6 million was primarily due to higher volume of YUTREPIA sales.

Cost of product sales was $21.8 million for the six months ended June 30, 2026, compared to $0.2 million for the six months ended June 30, 2025. Cost of products sales is related to sales of YUTREPIA. The increase of $21.6 million was primarily due to higher volume of YUTREPIA sales.

Cost of Service Revenue

Cost of service revenue was $0.8 million for the three months ended June 30, 2026, compared to $1.3 million for the three months ended June 30, 2025. The decrease from 2025 to 2026 reflects a lower allocation of the cost of our commercial field force to Treprostinil Injection resulting from the commercial launch of YUTREPIA in the second quarter of 2025.

Cost of service revenue was $1.6 million for the six months ended June 30, 2026, compared to $2.8 million for the six months ended June 30, 2025. The decrease from 2025 to 2026 reflects a lower allocation of the cost of our commercial field force to Treprostinil Injection resulting from the commercial launch of YUTREPIA in the second quarter of 2025.

Research and Development Expenses

Research and development expenses were $17.2 million for the three months ended June 30, 2026, compared to $6.0 million for the three months ended June 30, 2025. The increase of $11.2 million or 185% was primarily due to a $7.0 million increase in expenses for our L606 program, a $2.0 million increase in expenses related to our YUTREPIA research and development activities, $0.9 million increase in personnel expenses driven by higher headcount, and a $1.0 million L606 development milestone recognized during the second quarter of 2026.

Research and development expenses were $29.8 million for the six months ended June 30, 2026, compared to $13.0 million for the six months ended June 30, 2025. The increase of $16.8 million or 129% was primarily due to a $9.6 million increase in clinical expenses for our L606 program, a $3.8 million increase in expenses related to our YUTREPIA research and development activities, a $2.0 million increase in personnel expenses driven by higher headcount, and a $1.0 million L606 development milestone recognized during the second quarter of 2026.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses were $57.4 million for the three months ended June 30, 2026, compared to $38.8 million for the three months ended June 30, 2025. The increase of $18.6 million or 48% was primarily due to a $10.0 million increase in personnel expenses and a $3.1 million increase in stock-based compensation driven by higher headcount, and an $8.6 million increase in commercial and consulting expenses to support the commercialization of YUTREPIA. These increases were partially offset by a $5.5 million decrease in legal fees related to our ongoing YUTREPIA-related litigation.

Selling, general and administrative expenses were $104.4 million for the six months ended June 30, 2026, compared to $68.9 million for the six months ended June 30, 2025. The increase of $35.5 million or 52% was primarily due to a $18.6 million increase in personnel expenses and a $4.8 million increase in stock-based compensation driven by higher headcount, a $16.5 million increase in commercial and consulting expenses to support the commercialization of YUTREPIA, and a $1.2 million increase in facilities and infrastructure expenses. These increases were partially offset by a $9.1 million decrease in legal fees related to our ongoing YUTREPIA-related litigation.

Other Income (Expense)

Total other expense, net was $3.8 million for the three months ended June 30, 2026, compared to $4.1 million for the three months ended June 30, 2025. The decrease of $0.3 million was primarily attributable to higher money market balances offset by higher borrowings under the HCR Agreement.

Total other expense, net was $8.5 million for the six months ended June 30, 2026, compared to $7.0 million for the six months ended June 30, 2025. The increase of $1.5 million was primarily attributable to higher borrowings under the HCR Agreement offset by higher money market balances.

Income Tax Expense

Income tax expense was $7.0 million for the three months ended June 30, 2026. We did not recognize any income tax expense during the three months ended June 30, 2025.

Income tax expense was $10.9 million for the six months ended June 30, 2026. We did not recognize any income tax expense during the six months ended June 30, 2025.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, the issuance of convertible notes, and other long-term debt. Our principal uses of cash have been for working capital requirements and capital expenditures. As of June 30, 2026, we had cash and cash equivalents of $284.2 million, stockholders’ equity of $195.1 million, and an accumulated deficit of $498.7 million.

In January 2023, we entered into the HCR Agreement, as amended, pursuant to which HCR has paid us an aggregate investment amount of $175.0 million. $25.0 million remains available for funding upon mutual agreement of HCR and us. See Note 11 Long-term Debt to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information.

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

Cash Flows

The following table summarizes our sources and uses of cash, cash equivalents, and restricted cash:

	Six Months Ended
	June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$133,234	$(70,160)
Investing activities	(15,065)	(1,387)
Financing activities	(24,668)	71,994
Net increase in cash, cash equivalents, and restricted cash	$93,501	$447

Operating Activities

Net cash provided by operating activities increased $203.4 million to $133.2 million for the six months ended June 30, 2026, compared to net cash used in operating activities of $70.2 million for the six months ended June 30, 2025. The increase was primarily due to $216.1 million higher net income adjusted for non-cash items offset by unfavorable working capital changes of $12.8 million.

Investing Activities

Net cash used in investing activities was $15.1 million for the six months ended June 30, 2026, compared to $1.4 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, we used $14.1 million to purchase property, plant and equipment and paid a $1.0 million L606 development milestone payment. During the six months ended June 30, 2025, net cash used in investing activities related to property, plant, and equipment purchases.

Financing activities

Net cash used in financing activities was $24.7 million during the six months ended June 30, 2026, compared to $72.0 million provided by financing activities during the six months ended June 30, 2025. During the six months ended June 30, 2026, we made $28.0 million in payments under the HCR Agreement. These outflows were offset by $3.2 million received from the issuance of common stock under stock incentive plans. During the six months ended June 30, 2025, we received $75.0 million net proceeds from the HCR Agreement and $1.4 million from the issuance of common stock under stock incentive plans. These inflows were offset by $5.0 million in payments under the HCR Agreement.

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

Under the Pharmosa License Agreement, we were granted an exclusive license in North America to develop and commercialize L606, an inhaled, sustained-release liposomal formulation of treprostinil currently being evaluated in a clinical trial for the treatment of PAH and PH-ILD. Under the First Amendment, we expanded our licensed territory to include key markets in Europe, Japan and elsewhere, in addition to licensing proprietary nebulizers controlled by Pharmosa and being evaluated for use in a global pivotal study for the treatment of PH-ILD. In consideration for these exclusive rights, we will pay Pharmosa potential development milestone payments tied to clinical development and approvals in PAH and/or PH-ILD of up to $37.75 million, potential sales milestones of up to $185 million in North America and $150 million outside North American and two tiers of low, double-digit royalties on net sales of L606. Pharmosa will also receive a $10 million milestone payment for each additional indication approved by the FDA after PAH and PH-ILD and each additional product approved by the FDA under the license, a $2 million milestone payment for each additional indication approved by the EMA after PAH and PH-ILD, and a $0.5 million milestone payment for each additional indication approved by the PMDA after PAH and PH-ILD. As of June 30, 2026, no development milestones have been achieved under the Pharmosa License Agreement.

The Vectura License Agreement provides for, among other things, (i) the exclusive right for us to develop, manufacture and commercialize for use in the Vectura Territory products containing treprostinil, including L606, administered via the Vectura Device for treatment in the field of hypertension and interstitial lung diseases, including PAH and PH-ILD, and (ii) that Vectura shall be responsible for manufacturing and supplying us with clinical and commercial supplies of the Vectura Device. Under the Vectura License Agreement, we paid Vectura an upfront payment of $2.0 million and will pay (i) certain development milestone payments of up to $12.0 million; (ii) certain sales milestone payments of up to $92.5 million tied to commercial sales in the Vectura Territory and (iii) royalty payments with royalty rates ranging in the middle single digits tied to commercial sales in the Vectura Territory. As of June 30, 2026, development milestones of $1.0 million has been achieved and paid under the Vectura License Agreement. The Vectura License Agreement also provides us with rights of first negotiation to add additional territories and indications during the term thereof.

Purchase Obligations

We enter into contracts in the normal course of business with contract third-party service providers to assist in the performance of research and development and manufacturing activities. Subject to required notice periods and obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time.

Under the CSA, we deliver bulk treprostinil powder, manufactured using our proprietary PRINT technology, and Lonza encapsulates and packages it. The CSA was effective upon signing and will be in effect until December 31, 2028 and may thereafter be extended upon the mutual written agreement of the parties in accordance with the terms of the CSA. We are required to provide Lonza with quarterly forecasts of our expected production requirements for the following 24-month period, the first twelve months of which is considered a binding, firm order. We are required to purchase certain minimum annual order quantities, which may be adjusted by us after the thirteenth month after receipt of regulatory approval of YUTREPIA. The CSA provides for tiered pricing depending upon the batch size ordered.

In addition, on January 10, 2020, we entered into a multi-year supply agreement with LGM to supply APIs for YUTREPIA. Under the supply agreement with LGM, we are required to provide rolling forecasts, a portion of which will be considered a binding, firm order, subject to an annual minimum purchase commitment of $2.7 million for the term of the agreement. The agreement expires five years from the first marketing authorization approval of YUTREPIA.

As of June 30, 2026, we have non-cancelable commitments for product manufacturing and supply costs of approximately $69.1 million.

Lease Obligations

We are party to three operating leases for laboratory, manufacturing, and office space. These leases expire on January 31, 2028, with an option to extend for an additional year with appropriate notice; December 31, 2031, with an option to extend for an additional period of five years with appropriate notice; and on November 1, 2036, with the option to extend for two additional periods of five years each with appropriate notice. Minimum operating lease payments under these leases are $1.4 million in the remaining six months of 2026, $5.1 million in 2027, $5.0 million in 2028, $5.1 million in 2029, $5.3 million in 2030, and $24.3 million thereafter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Credit and Interest Rate Risk

Our cash, cash equivalents, and restricted cash are held at multiple accredited financial institutions in deposit accounts or are invested in money market funds. Our investments in money market funds are not insured by the federal government and our deposits have exceeded and will continue to exceed federally insured limits. We have not experienced any losses on such accounts and do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Our cash equivalents are subject to interest rate risk and the rate of return would be negatively impacted by a decrease in interest rates. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations. There has been no material change to our interest rate sensitivity during the six months ended June 30, 2026.

Inflation Risk

Inflation has not had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2026 and 2025.

Foreign Exchange Risk

The majority of our business is conducted in U.S. dollars. However, we do conduct certain transactions in other currencies, including Euros and British Pounds. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the three and six months ended June 30, 2026 and 2025, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2026, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following is a summary of the principal risk factors described in this section:

●We are primarily dependent on the success of YUTREPIA, for which we received FDA approval for the treatment of PAH and PH-ILD, and L606, and these products and product candidates may fail to receive or to maintain final marketing approval (in a timely manner or at all) for some or all of the indications for which we have received or are seeking approval or may not be commercialized successfully.
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
●Our preclinical studies and clinical trials, including clinical trials to support new indications for YUTREPIA and our pivotal clinical trial of L606, may not be successful and delays in such preclinical studies or clinical trials may cause our costs to increase and significantly impair our ability to commercialize our product candidates. Results of previous clinical trials or interim results of ongoing clinical trials may not be predictive of future results.
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
●A significant portion of our accounts receivable are concentrated with a limited number of customers and our inability to collect accounts receivable from our customers may adversely affect our business, results of operation and cash flows.
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

Although we achieved profitability in the third and fourth quarters of 2025 and first two quarters of 2026 and had positive cash flows in the fourth quarter of 2025 and first two quarters of 2026, our ability to maintain profitability and positive operating cash flows in the future remains uncertain. We have historically incurred net losses of $68.9 million and $128.3 million during the years ended December 31, 2025 and 2024, respectively. We also had negative operating cash flows for each of these periods. As of June 30, 2026, we had an accumulated deficit of $498.7 million.

Our ability to sustain profitability and positive cash flows will be affected by, among other factors, the timing and magnitude of our expenses, including payments related to the HCR Agreement and expenses related to our planned clinical studies and planned clinical studies. Since our incorporation, we have invested heavily in the development of our products and product candidates and technologies, as well as in recruiting management and scientific personnel. We have only commercialized YUTREPIA since June 2025, and future cash flows from the sale of YUTREPIA remain uncertain. Revenue generated from YUTREPIA and Treprostinil Injection may be insufficient to match our operating expenses, particularly if United Therapeutics is successful in obtaining injunctive relief that would limit our ability to commercialize YUTREPIA, if we are able to do so at all. We expect to continue to devote substantial financial and other resources to the commercialization of YUTREPIA and further clinical development of YUTREPIA and our other product candidates and, as a result, must generate sustained revenue to achieve and maintain profitability. In the future, we may incur losses and have periods of negative cash flow and we may require additional funding to continue our operations and maintain compliance with debt covenants, and could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect our business prospects, or potentially force us to cease operations.

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

This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including, among other things:

●	increasing our vulnerability to adverse economic and industry conditions;
●	limiting our ability to obtain additional financing on acceptable terms;

●	requiring the dedication of a substantial portion of our cash flow from operations to service debt, reducing cash available for other purposes;
●	limiting our flexibility to plan for, or react to, changes in our business; and
●	placing us at a possible competitive disadvantage relative to competitors that are less leveraged or have better access to capital.

To the extent additional debt is added to our current debt levels, the risks described above could increase, which would further reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities.

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

We are a biopharmaceutical company with only one approved product, which may make it difficult for you to evaluate our business, financial condition and prospects.

We are a biopharmaceutical company with only one approved product, which was approved by the FDA in May 2025 and began commercialization in June 2025. Accordingly, we have only a short history of commercial operations upon which you can evaluate our prospects. Drug product development and commercialization involves a substantial degree of uncertainty. Having only obtained final marketing approval for YUTREPIA in May 2025, our first approved product, the future revenue, profitability and cash flows, if any, from commercialization of YUTREPIA remain uncertain. We may not be able to continue to generate sustained revenue, profitability or positive cash flow from YUTREPIA or any other pharmaceutical products or successfully overcome the risks and uncertainties frequently encountered by companies undertaking drug product development and commercialization. Consequently, your ability to assess our business, financial condition and prospects may be significantly limited. Further, the net revenue and net losses that we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Other unanticipated costs may also arise in connection with the development of our products and product candidates and commercialization of YUTREPIA.

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

Sandoz holds the ANDA for Treprostinil Injection and is responsible among other things for the compliant manufacture, distribution, labeling, and advertising of Treprostinil Injection. As a result, we are dependent on Sandoz to manufacture and supply Treprostinil Injection, and are dependent on Sandoz for the continued FDA compliance of Treprostinil Injection. We do not have control over Sandoz’s compliance with laws and regulations applicable to drug manufacturers and ANDA holders (for example, applicable current good manufacturing practices (“cGMP”); FDA labeling, promotional labeling, and advertising requirements; pharmacovigilance and adverse event reporting; and other ongoing FDA reporting and submission requirements), nor over its compliance with healthcare compliance and fraud, waste, and abuse laws, or similar regulatory requirements and other laws and regulations, such as those related to environmental health and safety matters. In addition, we have no control over the ability of Sandoz to maintain adequate quality control, quality assurance and qualified personnel, or other personnel with roles related to the regulatory compliance of Treprostinil Injection and its labeling, promotion, and advertising or of Sandoz’s activities in relation to government healthcare programs. If the FDA or a comparable foreign regulatory authority finds deficiencies with the manufacture or quality assurance of Treprostinil Injection or identifies safety or efficacy concerns related to Treprostinil Injection, or if

Sandoz otherwise is unable to comply with applicable laws, regulations and standards, Sandoz’s ability to manufacture, sell and supply Treprostinil Injection could be limited.

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

One or more products that are competitive with YUTREPIA could also obtain approval for additional indications or broader conditions of use. These additional indications and broader conditions of use could be protected by one or more patents or regulatory exclusivities, preventing YUTREPIA from obtaining approval for the same indications or conditions of use. For instance, if FDA withdraws its approval for YUTREPIA, at least until PH-ILD is removed from its label, in connection with the patent litigation related to the ‘327 Patent, Tyvaso and Tyvaso DPI would have broader labels than YUTREPIA. If United Therapeutics obtains FDA approval for the IPF, Tyvaso and potentially Tyvaso DPI could have broader labels than YUTREPIA, at least until any orphan exclusivity expires. If YUTREPIA has a narrower label than other competitive products, it may affect our ability to compete with such products.

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

Once an NDA is approved, the drug product covered will be listed as a reference listed drug in the FDA’s Orange Book. In the United States, manufacturers of drug products may seek approval of generic versions of reference listed drugs through the submission of ANDAs. Following the introduction of a generic drug product, a significant percentage of the sales of any reference listed drug may be lost to the generic drug product. In support of an ANDA, a generic manufacturer is generally required to show that its product has the same active pharmaceutical ingredient(s) (“APIs”), dosage form, strength, route of administration and conditions of use or labeling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug. Generic drug products may be significantly less expensive to bring to market than the reference listed drug, and companies that produce generic drug products are generally able to offer them at lower prices. Because generic manufacturers need samples of a reference listed drug to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic products.

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

In order to market and sell any of our drug products, including YUTREPIA, we will be required to build and maintain our marketing and sales capabilities with respect to such products. With the acquisition of Liquidia PAH, we acquired a commercial field force to market generic treprostinil in accordance with the Promotion Agreement. In addition, we have significantly increased the size of our commercial field force in connection with our commercialization of YUTREPIA. However, we may be unable to retain or scale our commercial field force sufficiently to adequately promote YUTREPIA. We may face significant competition in recruiting and retaining our sales personnel. Moreover, we cannot assure you that we will be successful in further building or effectively managing our marketing and sales capabilities or be able to do so in a cost-effective manner. In addition, we may enter into collaboration arrangements with third parties to market our drug products. We may face significant competition for collaborators. In addition, collaboration arrangements may be time-consuming to negotiate and document. We cannot assure you that we will be able to negotiate collaborations for the marketing and sales of our drug products on acceptable terms, or at all. Even if we do enter into such collaborations, we cannot assure you that our collaborators will be successful in commercializing our products. If we or our collaborators are unable to successfully commercialize our drug products, whether in the United States or elsewhere, our business and results of operations may be materially and adversely affected.

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

Our business and operations could be adversely affected by public health emergencies, including pandemics and epidemics, in regions where we have offices, manufacturing facilities, clinical trial sites or other business operations, and could cause significant disruption in the operations of clinical trial sites, contract manufacturing organizations (“CMOs”) or suppliers and contract research organizations (“CROs”) upon whom we rely.

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

Changes in regulations and policies in the United States and the resulting political and economic uncertainty inside and outside the United States may also impact us, the financial markets and the global economy. The U.S. has sought to impose increased tariffs on certain countries pursuant to the International Emergency Economic Powers Act (“IEEPA”), designated “reciprocal tariffs” purportedly in response to the trade deficit national emergency announced on virtually all imported products from all countries. Other countries have responded, and may continue to respond, by announcing retaliatory tariffs on U.S. imports. In February 2026, the U.S. Supreme Court held that IEEPA did not provide the authority to impose such tariffs. In addition, the U.S. Department of Commerce initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, as amended (“Section 232”). Following the Section 232 investigations, in April 2026, an executive order was issued seeking to impose a 100% tariff, on any branded or patented pharmaceuticals imported into the U.S. from drug manufacturers that do not have, or is not in the process of building, a manufacturing facility in the U.S. or have an agreement with the administration on Most Favored Nation drug pricing. The terms and effects of such tariffs, if and as they are implemented, and other policy changes are uncertain and could have adverse implications on drug pricing, drug production levels and patient access, and may result in supply chain or other operational disruptions. If we are required to change our current manufacturing partners or suppliers now or in the future in order to avoid such tariffs, the terms of new agreements that we may enter into may not be favorable to us and related operational disruptions may heighten manufacturing and compliance risks and derail commercialization plans.

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

Risks Related to the Development and Regulatory Approval of our Products and Product Candidates

We are primarily dependent on the success of YUTREPIA, for which we received FDA approval in May 2025, and L606, and these products and product candidates may fail to receive or to maintain marketing approval (in a timely manner or at all) for some or all of the indications for which we have received or are seeking approval or may not be commercialized successfully.

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

We may encounter difficulties enrolling patients in our clinical trials because of a limited number of eligible patients with the disease being studied. Furthermore, we are aware of a number of therapies for PAH and PH-ILD that are being developed or that are already available on the market, and we expect to face competition from these investigational drugs or approved drugs for potential subjects in our clinical trials, including planned clinical trials for YUTREPIA and L606, which may delay enrollment in our planned clinical trials.

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

We are currently pursuing the FDA 505(b)(2) pathway for our current product candidates. If we are unable to rely on the 505(b)(2) regulatory pathway, or otherwise choose not to rely on the 505(b)(2) regulatory pathway, to apply for marketing approval of our product candidates in the United States, seeking approval of these product candidates through the 505(b)(1) NDA pathway would require full reports of investigations of safety and effectiveness, and the process of obtaining marketing approval for our product candidates may be significantly longer and more costly.

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

The ability of the FDA and other government agencies to review and approve new or modified products or other regulatory filings can be affected by a variety of factors, including government shutdowns, government budget and funding levels, statutory, regulatory and policy changes, layoffs, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions and impact average review times at the FDA and other government agencies. For example, layoffs conducted at several U.S. health agencies, including the FDA, the Department of Health and Human Services (the “HHS”), the Centers for Disease Control and Prevention and the National Institutes of Health, have impacted the FDA’s ability to review and approve new medicines and conduct necessary inspections. The HHS has also proposed a potential major reorganization of the FDA by consolidating product centers for drugs, biologics, devices, tobacco and veterinary medicine, which regulates different product types under distinct rules and regulations and operates under different review processes and timelines for product approval. Over the last several years, the U.S. government has also shut down several times and certain regulatory agencies, such as the FDA and SEC, have had to furlough employees, experience substantial funding cuts and pause or delay critical activities. In addition, government funding of agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable, and spending allocation priorities may undergo significant changes through congressional budgeting and appropriations process. Such disruptions at the FDA and other agencies may also increase the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved, including delays in PDUFA reviews and related activities, which would adversely affect our business. If prolonged government shutdowns, inadequate funding, loss of employees (including those employees who were previously involved in the review of the NDA for YUTREPIA), changes in regulations or policies or other disruptions were to occur at the FDA, FDA decisions on our submissions related to our products and product candidates could be delayed.

We have conducted, and may in the future conduct, clinical trials for our product candidates outside the United States and the FDA may not accept data from such trials.

Although the FDA may accept data from clinical trials conducted outside the United States in support of safety and efficacy claims for our product candidates, if not conducted under an IND, this is subject to certain conditions set out in 21 C.F.R. § 312.120. For example, we are conducting our Phase 3 pivotal clinical trial for L606 in multiple sites around the world and we plan to use such data to support our NDA in the United States for the approval of L606. In order for the FDA to accept data from a foreign clinical trial, the study must have been conducted in accordance with GCP including review and approval by an independent ethics committee and obtaining the informed consent from subjects of the clinical trials. The FDA must also be able to validate the data from the study through an onsite inspection if the agency deems it necessary. In addition, foreign clinical data submitted to support FDA applications should be applicable to the U.S. population and U.S. medical practice. Other factors that may affect the acceptance of foreign clinical data include differences in clinical conditions, study populations or regulatory requirements between the United States and the foreign country.

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

In the United States, the Patient Protection and Affordable Care Act (the “ACA”) is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. The OBBBA has enacted, among others, changes to eligibility requirements for premium tax credits, which has resulted, and is expected to result, in less coverage in the ACA’s health insurance marketplace over the next few years. In addition, the OBBBA has made other changes to the enrollment and eligibility requirements for Medicaid. Further, the CMS has proposed two mandatory payment model pilots, the Guarding U.S. Medicare Against Rising Drug Costs Model, focused on Part D drugs, and Global Benchmark for Efficient Drug Pricing, focused on Part B drugs, which will require pharmaceutical companies to pay additional rebates on certain medicine whose U.S. net-of-discount prices exceed those in certain other countries.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. Further, the FDA has made significant policy changes affecting research, testing, regulatory approval or clearance, manufacturing and marketing of FDA-regulated products. The FDA has also adopted certain programs, including the PreCheck Program and Commissioner’s National Priority Review Voucher Program, designed to increase domestic production of FDA-regulated products, and increased enforcement activities by issuing larger numbers of warning letters to pharmaceutical companies related to violation of regulatory standards governing direct-to-consumer advertising. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Changes to healthcare regulation and policies, agency priorities, enforcement initiatives and focus, and coverage and reimbursement for healthcare products and services may be sudden and unexpected, and we may experience increased costs to monitor for such changes and respond to any new requirements affecting our business and operations.

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

We, directly or through our third-party service providers, may adopt, use or incorporate AI technology and capabilities into information technology systems, software or other tools to help us operate our business more efficiently than existing industry tools. Use of AI technology may introduce operational, cybersecurity, privacy, intellectual property, data-integrity, bias and quality-control risks, including risks arising from inaccurate outputs, inappropriate reliance on AI-generated content, unauthorized use or disclosure of confidential or personal information and failures by vendors to develop, deploy or monitor AI tools in accordance with applicable requirements. The regulatory framework for AI technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced, enacted or are considering additional laws, regulations, executive orders, guidance and other enforcement initiatives that may affect the development, procurement, deployment and use of AI technology. In addition, existing laws and regulations may be interpreted in ways that would affect the use of AI in our business.

In the European Union, the EU Artificial Intelligence Act (the “EU AI Act”) establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions concerning the impact of AI technology on data privacy may affect our use of AI technologies. Further, interpretation and implementation of intellectual property protection in the field of AI are rapidly evolving and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and relevant system inputs and outputs. If we fail to obtain protection for intellectual property rights for any of our intellectual property that may incorporate or be developed using AI technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products that could adversely affect our business, reputation and financial condition. Further, other parties may have, or in the future may obtain, patents or other proprietary rights that would prevent, limit or interfere with our ability to use any AI technologies that we may develop or use in our business.

The evolving regulatory framework for AI technologies and related implementation standards and enforcement practices remain uncertain, and we cannot yet determine the impact that current or future laws, regulations, standards, agency guidance, enforcement priorities or market perception of such requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. We may need to expend resources to adjust our systems in certain jurisdictions if the laws, regulations, decisions or guidance are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, decisions and/or guidance interpreting existing laws could be significant and would increase our operating expenses. Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could materially and adversely affect our business, financial condition, results of operations, and prospects.

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

We depend on third-party suppliers for clinical and commercial supplies for the supply of materials and components necessary for clinical and commercial production of YUTREPIA and L606, including the APIs which are used in our product candidates. These supplies may not always be available to us at the standards we require or on terms acceptable to us, or at all, and we may not be able to locate alternative suppliers in a timely manner, or at all. If we are unable to obtain necessary clinical or commercial supplies, our manufacturing operations and clinical trials and the clinical trials of our collaborators may be delayed or disrupted and our business and prospects may be materially and adversely affected as a result.

For example, we currently rely on a sole supplier for treprostinil, the API of YUTREPIA, which sources treprostinil from a manufacturer in South Korea, with whom we have a long-term supply agreement. If our supplier is unable to supply treprostinil to us in the quantities we require, or at all, or otherwise defaults on its supply obligations to us, or if it ceases its relationship with us, we may not be able to obtain alternative supplies of treprostinil from other suppliers on acceptable terms, in a timely manner, or at all. We also rely on a sole supplier located in Tampa, Florida for encapsulation and packaging services, with whom we have a long-term contract. Furthermore, YUTREPIA is administered using the RS00 Model DPI, which is manufactured by Plastiape, which is located in Italy. In the event of any prolonged disruption to our supply of treprostinil, the encapsulation and packaging services, or the manufacture and supply of RS00 Model DPI, our ability to develop and commercialize YUTREPIA may be adversely affected.

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

We also rely upon manufacturers with operations or suppliers in China and Taiwan. Chengdu, which manufactures and supplies RG Cartridges for the subcutaneous administration of Treprostinil Injection, has facilities and suppliers located in China. For L606, we rely upon single sources of supply for the API, the device, manufacture of bulk drug product and packaging, some of which are located in Taiwan. The operations of our current manufacturing partners and those of its suppliers may be materially disrupted by changes in regulations or policies, including increased tariffs or restrictions on trade, development, research or manufacturing of pharmaceutical products with certain countries. See Risk Factors—Risks Related to the Commercialization of our Products, Product Candidates and Generic Treprostinil Injection—We are currently operating in a period of global economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability. Changes and instability in global economic conditions and geopolitical matters could have a material adverse effect on our business, financial condition and results of operations. Any such executive orders, legislative action or potential sanctions on certain countries could result in trade wars, supply chain disruptions and heighten geopolitical tensions and instability and we may be unable to secure an adequate supply of RG Cartridges or L606 at a reasonable cost or in a timely manner, if at all. While we are currently working to establish a secondary supply chain outside of Taiwan, we cannot be certain if or when such secondary supply chain will be established.

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

In addition, we license certain patent rights for our PRINT technology from UNC under the UNC License Agreement. Under the UNC License Agreement, UNC has the right to terminate our license if we materially breach the agreement and fail to cure such breach within the stipulated time. In the event that UNC terminates our license and we have a product that relies on that license, including YUTREPIA, it may bring a claim against us, and if they are successful, we may be required to compensate UNC for the unauthorized use of their patent rights through the payment of royalties.

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

We may need to expand our manufacturing capabilities to effectively commercialize YUTREPIA and meet market growth. The manufacturing process for our products is complex, due in part to strict regulatory requirements. A failure of our quality control systems in our facilities or those of our CMOs could cause problems to arise in connection with facility operations for a variety of reasons, including equipment malfunction, viral contamination, failure to follow specific manufacturing instructions, protocols and standard operating procedures, problems with raw materials or environmental factors. In addition, we may experience quality issues related to our products as a result of contamination or other factors affecting our ability to meet product quality specifications. Such problems could affect a single batch or a series of batches, requiring the destruction, withdrawal or recall of products, or could halt manufacturing operations altogether. For instance, as we scale up the manufacture of YUTREPIA, we will need to file supplements to our NDA for YUTREPIA to describe any changes in our manufacturing process. In addition, if demand for our products exceeds our expectations, we will need to build additional manufacturing capacity. If the FDA does not approve such supplements in a timely manner or at all or if we are unable to increase our manufacturing capacity in time to meet demand, we may be unable to timely deliver products to our customers in sufficient quantities to meet demand, which in turn could damage our reputation for quality and service. Any such incident, including any quality defects that lead to the destruction, withdrawal or recall of product, could, among other things, lead to increased costs, lost revenue, damage to our reputation and relationships with patients, health care providers and third-party payors, time and expense spent investigating the cause of any failure of supply and, depending on the cause, similar losses with respect to other batches. With respect to our commercial manufacturing, if manufacturing problems are not discovered before the product is released to the market, we may be subject to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, civil sanctions, including monetary sanctions, and criminal actions. In addition, such issues could subject us to litigation, the cost of which could be significant.

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

Our company and our facilities are subject to payment of fees, registration and listing requirements, ongoing review and periodic inspections by the FDA and other regulatory authorities for compliance with quality system regulations, including the FDA’s cGMP requirements. These regulations cover all aspects of the manufacturing, testing, quality control and record-keeping of our drug products. Furthermore, the facilities where our products and product candidates are manufactured may be subject to inspections by the FDA before we can obtain final marketing approval and remain subject to periodic inspection even after our products and product candidates have received marketing approval. Suppliers of components and materials, such as APIs, used to manufacture our drug products are also required to comply with the applicable regulatory standards.

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

As of July 29, 2026, 89,508,891 shares of our common stock were outstanding, of which 83,139,121 shares of common stock, or 92.9% of our outstanding shares as of July 29, 2026, are freely tradable without restriction or further registration under the Securities Act, provided however, some of these shares are held by persons deemed to be “affiliates” under the Securities Act, including our officers and directors, as well as our principal stockholders, and may not be sold except: (i) in compliance with Rule 144 under the Securities Act or (ii) pursuant to any other applicable exemption under the Securities Act. The remaining 6,369,770 shares held by our stockholders as of July 29, 2026 have not been registered under the Securities Act and may be only be sold (i) pursuant to an effective registration statement under the Securities Act covering the sale of those shares, (ii) in compliance with Rule 144 under the Securities Act or (iii) pursuant to any other applicable exemption under the Securities Act.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 44.9% of our common stock as of July 29, 2026. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of our board of directors (the “Board”), and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, the following Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted, modified, or terminated by our directors and/or executive officers (as defined in Section 16 of the Exchange Act):

Adopted

Name	Title	Date of Adoption of Rule 10b5-1 Trading Arrangement(1)(2)	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold
Katherine Rielly-Gauvin	Director	May 20, 2026	September 30, 2027	55,182
Jason Adair	Chief Business Officer	May 22, 2026	September 30, 2027	137,872

(1)	Date of adoption of Rule 10b5-1 trading arrangements is in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations.

(2)	The first trade pursuant to the Rule 10b5-1 trading arrangement will be, in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations, on a date after the date of adoption of the Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Document
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 12, 2026

LIQUIDIA CORPORATION
By:	/s/ Roger A. Jeffs, Ph.D.
Roger A. Jeffs, Ph.D.
Chief Executive Officer
Principal Executive Officer

By:	/s/ Michael Kaseta
Michael Kaseta
Chief Operating Officer and Chief Financial Officer
Principal Financial Officer

By:	/s/ Dana Boyle
Dana Boyle
Chief Accounting Officer
Principal Accounting Officer