Form 10-Q
period 2026-09-30
Liquidia Corp
filed 2026-11-10
CIK 1819576

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2026

or

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

As of October 28, 2026, there were 90,106,442 shares of the registrant’s common stock outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. We intend such forward-looking statements to be subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements are contained principally in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “contemplates,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “would” or the negative of these terms or other similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to maintain regulatory approvals for our products, including YUTREPIA;
●	our expectations regarding the size of the patient populations, market opportunities, market acceptance, third-party payor coverage and opportunities for our products, such as YUTREPIA, and product candidates;
●	the costs and commercial impact of complying with our obligations under our Settlement Agreement (as defined below) with United Therapeutics Corporation (“UTC”) and related agreements;
●	our plans and ability to develop and commercialize our products, including YUTREPIA, and product candidates, and our commercialization, marketing and distribution capabilities and strategy;
●	the clinical utility of our products, including YUTREPIA, and product candidates and their potential advantages or disadvantages compared to other treatments;
●	our ability to establish and maintain arrangements for the manufacture of our products, including YUTREPIA, and product candidates and the ability and sufficiency of our current manufacturing facilities to produce clinical and commercial quantities of our products and product candidates;
●	the planned and ongoing clinical trials for our products and product candidates and timing of the availability of data and related regulatory filings and/or applications for our products and product candidates, including clinical trials for YUTREPIA and L606;
●	the timing and related contents of our planned regulatory filings and/or applications;
●	the timing of and our ability to obtain regulatory approvals for our products and product candidates, including the potential for expanding the label for YUTREPIA to include new indications and the potential for, and timing regarding, final approval by the FDA (as defined below) of and our ability to commercialize L606, including the potential impact of regulatory review, approval, and exclusivity developments which may occur with competitors, and the scope of any such approvals and the indications for which we receive approval;
●	our ability to establish and maintain collaborations, including any third-party license agreements;
●	the availability and market acceptance of medical devices and components of medical devices used to administer our drug products, including Plastiape’s RS00 Model dry powder inhaler, which we use for the administration of YUTREPIA, and any devices used for the administration of L606, including Vectura’s nebulizer device;
●	our and our business partners’ ability to develop and to obtain and maintain regulatory clearances and approvals, and the timing of any such clearances and approvals, for medical devices used to administer our products and products we commercialize, including a nebulizer for the administration of L606;
●	the effects on our company or our subsidiaries of future changes in law or changes in governmental agencies, including regulatory developments or legislative or executive actions, including changes in healthcare, environmental and other laws and regulations to which we are subject, changes at the FDA, tariffs that may apply to products that we purchase or sell, or judicial decisions overturning or establishing new legal precedents;
●	adverse outcomes of pending or threatened litigation or governmental investigations, including any future litigation involving UTC or any other third party;
●	the failure to renew, or the revocation of, any license or other required permits;
●	our ability to retain, attract and hire key personnel;

●	our intellectual property position and the duration of our patent rights;
●	prevailing economic, market and business conditions;
●	changes in the industry in which we operate;
●	the volatility and unpredictability of the stock market and credit market conditions;
●	conditions beyond our control, such as natural and man-made disasters, global health emergencies, such as pandemics and epidemics, or geopolitical conflict, such as acts of war, terrorism and civil disorder;
●	our ability to satisfy the covenants contained in the HCR Agreement (as defined below);
●	the cost and availability of capital and any restrictions imposed by lenders or creditors;
●	unexpected charges or unexpected liabilities arising from a change in accounting policies or accounting estimates;
●	the risk that our credit ratings or those of our subsidiaries may be different from market expectations, which may increase borrowing costs and/or make it more difficult for us to pay or refinance our debts and require us to borrow or divert cash flow from operations in order to service debt payments;
●	conduct of and changing circumstances related to third-party relationships on which we rely, including the level of creditworthiness of counterparties;
●	fluctuations in interest rates;
●	fluctuations in the trading price of our common stock;
●	variations between the stated assumptions on which forward-looking statements are based and our actual experience; and
●	our estimates regarding future expenses, capital requirements and needs for additional financing.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Liquidia Corporation

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$396,091	$190,680
Accounts receivable, net	106,749	54,093
Inventory	36,174	23,802
Litigation settlement receivable	10,000	—
Prepaid expenses and other current assets	47,701	4,826
Total current assets	596,715	273,401
Property, plant and equipment, net	44,510	11,844
Operating lease right-of-use assets, net	3,748	3,949
Indemnification asset, related party	—	8,392
Contract acquisition costs, net	—	6,818
Intangible asset, net	—	2,952
Goodwill	3,903	3,903
Deferred tax assets, net	985	—
Restricted cash, noncurrent	3,504	3,504
Other assets	29,577	13,171
Total assets	$682,942	$327,934
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$7,846	$3,678
Accrued expenses and other current liabilities	140,137	73,197
Litigation settlement liability	362,653	—
Litigation settlement liability, related party	19,450	—
Litigation finance payable, current	8,547	—
Long-term debt, current	45,770	58,406
Operating and finance lease liabilities, current	994	487
Total current liabilities	585,397	135,768
Litigation finance payable, noncurrent	—	8,384
Long-term debt, noncurrent	116,370	132,935
Operating and finance lease liabilities, noncurrent	5,624	6,099
Long-term tax liability	985	—
Total liabilities	708,376	283,186
Commitments and contingencies (Note 13)
Stockholders’ (deficit) equity:
Preferred stock — 10,000,000 shares authorized, none outstanding	—	—
Common stock — $0.001 par value, 115,000,000 shares authorized, 89,730,489 and 87,204,137 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	90	87
Additional paid-in capital	709,533	670,974
Accumulated deficit	(735,057)	(626,313)
Total stockholders’ (deficit) equity	(25,434)	44,748
Total liabilities and stockholders’ (deficit) equity	$682,942	$327,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product sales, net	$222,744	$51,669	$523,007	$58,186
Service revenue, net	2,556	2,673	6,837	8,113
Total revenue	225,300	54,342	529,844	66,299
Costs and expenses:
Cost of product sales	13,985	2,295	35,823	2,500
Cost of service revenue	792	878	2,356	3,687
Research and development	25,269	9,346	55,024	22,333
Selling, general and administrative	59,024	40,056	163,390	108,942
Litigation settlement, net (inclusive of $19,450 to related party)	389,749	—	389,749	—
Total costs and expenses	488,819	52,575	646,342	137,462
(Loss) income from operations	(263,519)	1,767	(116,498)	(71,163)
Interest expense, net	(2,880)	(5,300)	(11,422)	(12,316)
Loss before income taxes	(266,399)	(3,533)	(127,920)	(83,479)
Income tax benefit	(30,071)	—	(19,176)	—
Net loss and comprehensive loss	$(236,328)	$(3,533)	$(108,744)	$(83,479)
Net loss per common share, basic and diluted	$(2.64)	$(0.04)	$(1.22)	$(0.97)
Weighted average common shares outstanding, basic and diluted	89,521,467	86,333,772	88,810,687	85,700,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Stockholders’ Equity and Deficit (unaudited)

(in thousands, except share amounts)

	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2025	87,204,137	$87	$670,974	$(626,313)	$44,748
Issuance of common stock upon exercise of stock options	200,619	—	773	—	773
Issuance of common stock upon vesting of restricted stock units	824,292	1	(1)	—	—
Issuance of common stock under employee stock purchase plan	32,425	—	979	—	979
Issuance of common stock upon exercise of warrants	46,938	—	—	—
Stock-based compensation	—	—	9,217	—	9,217
Net income	—	—	—	52,862	52,862
Balance as of March 31, 2026	88,308,411	$88	$681,942	$(573,451)	$108,579
Issuance of common stock upon exercise of stock options	381,365	—	1,443	—	1,443
Issuance of common stock upon vesting of restricted stock units	409,683	1	(1)	—	—
Stock-based compensation	—	—	10,370	—	10,370
Net income	—	—	—	74,722	74,722
Balance as of June 30, 2026	89,099,459	$89	$693,754	$(498,729)	$195,114
Issuance of common stock upon exercise of stock options	179,556	—	969	—	969
Issuance of common stock upon vesting of restricted stock units	408,365	1	(1)	—	—
Issuance of common stock under employee stock purchase plan	43,081	—	1,133	—	1,133
Issuance of common stock upon exercise of warrants	28	—	—	—	—
Stock-based compensation	—	—	13,678	—	13,678
Net loss	—	—	—	(236,328)	(236,328)
Balance as of September 30, 2026	89,730,489	$90	$709,533	$(735,057)	$(25,434)

	Common	Common	Additional		Total
	Stock	Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	84,683,063	$85	$636,682	$(557,389)	$79,378
Issuance of common stock upon exercise of stock options	84,505	—	358	—	358
Issuance of common stock upon vesting of restricted stock units	414,053	—	—	—	—
Issuance of common stock under employee stock purchase plan	117,320	—	906	—	906
Stock-based compensation	—	—	7,438	—	7,438
Net loss	—	—	—	(38,367)	(38,367)
Balance as of March 31, 2025	85,298,941	$85	$645,384	$(595,756)	$49,713
Issuance of common stock upon exercise of stock options	33,378	—	125	—	125
Issuance of common stock upon vesting of restricted stock units	528,630	1	(1)	—	—
Stock-based compensation	—	—	6,930	—	6,930
Net loss	—	—	—	(41,579)	(41,579)
Balance as of June 30, 2025	85,860,949	$86	$652,438	$(637,335)	$15,189
Issuance of common stock upon exercise of stock options	343,484	1	1,552	—	1,553
Issuance of common stock upon vesting of restricted stock units	237,989	—	—	—	—
Issuance of common stock under employee stock purchase plan	74,740	—	945	—	945
Issuance of common stock upon exercise of warrants	302,050	—	—	—	—
Stock-based compensation	—	—	7,898	—	7,898
Net loss	—	—	—	(3,533)	(3,533)
Balance as of September 30, 2025	86,819,212	$87	$662,833	$(640,868)	$22,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(108,744)	$(83,479)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	33,265	22,266
Depreciation and amortization	1,442	1,208
Non-cash lease expense	201	173
Accretion and non-cash interest expense	18,793	17,271
Acquired in-process research and development	1,000	—
Changes in operating assets and liabilities:
Accounts receivable, net	(52,656)	(33,240)
Inventory	(11,841)	(23,931)
Prepaid expenses and other current assets	(42,875)	(3,064)
Other noncurrent assets	(17,546)	1,964
Accounts payable	1,167	(629)
Litigation settlement, net	389,749	—
Accrued expenses and other current liabilities	66,940	21,785
Operating lease liabilities	32	(254)
Other noncurrent liabilities	985	—
Net cash provided by (used in) operating activities	279,912	(79,930)
Investing activities
Purchase of in-process research and development	(1,000)	—
Purchases of property, plant and equipment	(30,967)	(2,298)
Net cash used in investing activities	(31,967)	(2,298)
Financing activities
Proceeds from long-term debt, net of fees	—	74,975
Payments on long-term debt	(47,994)	(13,033)
Principal payments on finance leases	—	(64)
Receipts from litigation financing	163	984
Proceeds from issuance of common stock under stock incentive plans	5,297	3,887
Net cash (used in) provided by financing activities	(42,534)	66,749
Net increase (decrease) in cash, cash equivalents, and restricted cash	205,411	(15,479)
Cash, cash equivalents, and restricted cash, beginning of period	194,184	176,479
Cash, cash equivalents, and restricted cash, end of period	$399,595	$161,000
Supplemental disclosure of cash flow information
Cash paid for income taxes	$14,436	$—
Cash paid for operating lease liabilities	$1,234	$1,022
Non-cash increase in property, plant and equipment through accounts payable	$3,001	$1,125
Non-cash increase in indemnification asset through accounts payable	$—	$834

The accompanying notes are an integral part of these condensed consolidated financial statements.

Liquidia Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

(tabular dollars in thousands)

1. Business

Description of the Business

We are a biopharmaceutical company driven by science and compassion to revolutionize care for patients with challenging respiratory and vascular diseases. We operate through our wholly owned operating subsidiaries, Liquidia Technologies, Inc. and Liquidia PAH, LLC, formerly known as RareGen.

We currently generate product revenue through the sale of YUTREPIA® (treprostinil) inhalation powder (“YUTREPIA”). YUTREPIA is an inhaled dry powder formulation of treprostinil designed with our proprietary PRINT technology, a particle engineering platform that enables precise production of uniform drug particles, to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low effort dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labeled doses of other marketed inhaled treprostinil therapies. YUTREPIA was approved by the U.S. Food and Drug Administration (“FDA”) in May 2025 for the treatment of pulmonary arterial hypertension (“PAH”) and pulmonary hypertension associated with interstitial lung disease (“PH-ILD”) and began commercialization in June 2025. In October 2026, we entered into a settlement agreement (“Settlement Agreement”) with United Therapeutics Corporation (“UTC”) settling all outstanding litigation between the parties and pursuant to which we agreed to cease promoting YUTREPIA for the treatment of PH-ILD and agreed to amend the label for YUTREPIA to remove PH-ILD.

Through the third quarter of 2026, we also generated revenue pursuant to a promotion agreement with Sandoz Inc. (“Sandoz”), dated as of August 1, 2018, as amended (the “Promotion Agreement”), under which we shared profit derived from the sale of Sandoz’s generic treprostinil injection (“Treprostinil Injection”) in the United States. Treprostinil Injection is a fully substitutable generic treprostinil for parenteral administration in the United States. The Promotion Agreement was terminated in October 2026 and we will no longer generate service revenue.

We employ a targeted commercial field force calling on healthcare providers involved in the treatment of PAH in the United States, as well as key stakeholders involved in the distribution and reimbursement of medicines to treat these patients.

We also conduct research, development and manufacturing of novel products by applying our subject matter expertise in respiratory and vascular diseases. For example, we are currently developing L606, an investigational, liposomal formulation of treprostinil, which we licensed from Pharmosa Biopharm Inc. (“Pharmosa”), that is administered twice-daily with a short-duration next-generation nebulizer. L606 is currently being evaluated in an open-label study in the United States for treatment of PAH and PH-ILD and in a worldwide, placebo-controlled pivotal study for the treatment of PH-ILD. In September 2026, we initiated a clinical study to evaluate YUTREPIA for the treatment of Raynaud’s phenomenon associated with systemic sclerosis (“SSc-RP”). We are also planning to conduct clinical studies in pulmonary hypertension associated with chronic obstructive pulmonary disease (“PH-COPD”), idiopathic pulmonary fibrosis (“IPF”), and progressive pulmonary fibrosis (“PPF”).

Recent Events

Settlement Agreement

On October 13, 2026, we entered into the Settlement Agreement with UTC resolving, without admission of liability by either party, all ongoing litigation between us and UTC, including the resolution of the ‘327 Patent Litigation, the ‘782 Patent Litigation, the Trade Secret Litigation, the Breach of Contract Litigation, the ‘494 Patent Litigation, and the RareGen Litigation, each as defined and discussed in Note 14 Legal Proceedings. The Settlement Agreement followed the September 30, 2026 decision of the U.S. District Court for the District of Delaware in the ‘327 Patent Litigation, and, as part of the Settlement Agreement, we agreed not to appeal that decision.

Under the terms of the Settlement Agreement, we will continue to market, sell and promote YUTREPIA for the treatment of PAH. In exchange, we (a) filed a supplement with the FDA to amend the current product label of YUTREPIA to remove PH-ILD as an indicated treatment as well as any reference to PH-ILD, (b) immediately and permanently ceased any and all activities relating to the marketing, advertising, promotion, and detailing of YUTREPIA for the treatment of PH-ILD, and (c) agreed to pay UTC (i) $185.0 million within thirty business days of October 13, 2026 and (ii) an aggregate of $145.4 million, to be paid in two equal installments of $72.7 million on or before January 31, 2027 and April 30, 2027, respectively (such payments, collectively, the “UTC Payments”). UTC agreed to pay us $10.0 million within thirty business days of October 13, 2026 in resolution of the RareGen Litigation. On October 19, 2026, we paid UTC the $185.0 million initial payment, and we received the $10.0 million payment from UTC on October 16, 2026. The Settlement Agreement does not grant us a license to UTC’s patents. To secure the UTC Payments, on October 23, 2026, we caused irrevocable standby letters of credit to be issued in the aggregate amount of $145.4 million in favor of UTC (the “UTC Letters of Credit”). The UTC Letters of Credit are partially cash collateralized and as of October 23, 2026, $105.4 million of cash and cash equivalents has been legally restricted and is not available for operations until the UTC Payments have been made. (see Note 16 Subsequent Events).

Under the Settlement Agreement, we were required to secure a settlement of the antitrust and breach of contract proceedings brought by Sandoz and Liquidia PAH against UTC and Smiths Medical ASD, Inc. in the RareGen Litigation, as further discussed in Note 14 Legal Proceedings. Accordingly, we entered into agreements with each of Sandoz, Henderson SPV, LLC (“Henderson”) and PBM RG Holdings, LLC (“PBM”), which held interests in the RareGen Litigation. The amounts payable under these agreements were determined as part of the negotiation of the Settlement Agreement and do not reflect arm's-length price discovery for the value of the RareGen Litigation.

Sandoz Agreement

On October 11, 2026, we entered into a Settlement and Termination Agreement with Sandoz (the “Sandoz Agreement”) to settle Sandoz’s entitlement to fifty percent of the proceeds from the RareGen Litigation pursuant to the Promotion Agreement. Under the Sandoz Agreement, Liquidia made a payment of $21.75 million (the “Sandoz Payment”) into escrow on October 14, 2026, which amount will be released to Sandoz upon Sandoz’s delivery into escrow of the documents necessary to dismiss the RareGen Litigation with prejudice and the entry by the Company and/or its affiliates into the Settlement Agreement. Upon release of the Sandoz Payment to Sandoz, Sandoz’s interest in the RareGen Litigation is assigned to us and the Promotion Agreement terminates, other than Sandoz’s obligation to pay net profits for the third quarter of 2026 and provisions that survive termination. The Sandoz Payment was released to Sandoz on October 26, 2026.

Henderson Agreement

On October 8, 2026, we entered into a Settlement and Termination Agreement with Henderson (the “Henderson Agreement”), which fixed the amount payable to Henderson in complete satisfaction of its economic rights under the Litigation Financing Agreement, dated as of June 4, 2020, by and between Henderson and RareGen, pursuant to which Henderson funded a portion of Liquidia PAH’s legal and litigation expenses in the RareGen Litigation in exchange for a share of certain litigation or settlement proceeds (the “Financing Agreement”). Under the Henderson Agreement, we paid Henderson $19.05 million on October 16, 2026, which included repayment of the $8.5 million litigation finance payable, and the Financing Agreement terminated upon that payment.

PBM Agreement

On October 10, 2026, we entered into a Settlement and Termination Agreement with PBM (the “PBM Agreement”), which fixed the amount payable to PBM in complete satisfaction of its economic rights under the Litigation Funding and Indemnification Agreement, dated as of November 17, 2020 (the “Indemnification Agreement”), by and between PBM and RareGen, under which PBM controls the RareGen Litigation, reimburses Liquidia PAH’s litigation expenses not reimbursed by Henderson and was entitled to the proceeds of the RareGen Litigation to which Henderson is not entitled. Under the PBM Agreement, we paid PBM $19.45 million on October 16, 2026, and the Indemnification Agreement, including our right to indemnification under it, terminated upon that payment. However, PBM will continue to reimburse Liquidia PAH’s residual RareGen Litigation expenses.

PBM is a related party of the Company because it is controlled by Paul B. Manning, a stockholder of the Company who beneficially owns at least 5% of our outstanding common stock and is also a member of our Board of Directors (the “Board”), and it is also owned by Roger A. Jeffs, Ph.D., our Chief Executive Officer and a member of the Board, Damian deGoa, a member of the Board, and Russell Schundler, our General Counsel. The PBM Agreement was reviewed and approved by the disinterested members of the Board.

Seventh Amendment to Revenue Interest Financing Agreement

On October 13, 2026, we entered into a Seventh Amendment (the “Seventh Amendment”) to the revenue interest financing agreement with HealthCare Royalty Partners IV, L.P. (“HCR”) dated January 9, 2023, as amended (the “HCR Agreement”), pursuant to which HCR consented to the letters of credit issued in favor of UTC in connection with the Settlement Agreement. As consideration for such consent, we agreed to increase the minimum cash covenant under the HCR Agreement from $15.0 million to $45.0 million. The Seventh Amendment involved no fees and did not change the payment terms of the HCR Agreement (see Note 11 Long-term Debt).

Accounting for the Settlements

The Settlement Agreement, the Sandoz Agreement, the Henderson Agreement and the PBM Agreement resolved litigation that was pending at September 30, 2026 and provided evidence of a liability that existed at that date. Accordingly, we recognized the settlements in the three and nine months ended September 30, 2026, and recorded a charge of $389.7 million, presented as “Litigation settlement, net” in the condensed consolidated statements of operations and comprehensive loss. See Note 14 Legal Proceedings for the components of the charge and the related balances at September 30, 2026, and Note 16 Subsequent Events for the payments made and events occurring after September 30, 2026.

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

The current global macro-economic environment is volatile, which may result in supply chain constraints and elevated rates of inflation. We rely on single source manufacturers and suppliers for the supply of our products and product candidates, adding to the manufacturing risks we face. In the event of any failure by a supplier, we could be left without backup facilities. Any disruption from these manufacturers or suppliers could have a negative impact on our business, financial position and results of operations. Additionally, see Note 14 Legal Proceedings for discussion of the settlement of our litigation with UTC, including our agreement to remove the PH-ILD indication from the YUTREPIA label and to cease promotion of YUTREPIA for PH-ILD.

Liquidity and Capital Resources

We have historically incurred recurring annual operating losses and as of September 30, 2026, we had an accumulated deficit of $735.1 million. We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, bank borrowings with warrants, the issuance of convertible notes and warrants, and other long-term debt.

We expect to incur significant expenses for the foreseeable future as we continue commercialization of YUTREPIA and advance our product candidates through clinical trials, seek regulatory approval of such product candidates and pursue commercialization of any such approved product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. It is uncertain whether and when, if ever, we will realize sustained revenue from sales of such additional product candidates. Additionally, the HCR Agreement contains fixed quarterly payments and minimum cash covenants that require us to maintain cash and cash equivalents in an amount at least equal to $45.0 million for the remainder of the payment term, which, based on amounts funded as of September 30, 2026, is expected to conclude in 2033. In addition, the UTC Letters of Credit are partially cash collateralized and as of October 23, 2026, $105.4 million of cash and cash equivalents has been legally restricted and is not available for operations until the UTC Payments have been made.

Our future funding requirements will be heavily determined by our ability to continue to successfully commercialize YUTREPIA and the resources needed to support further development of our products and product candidates. We believe we will have sufficient unrestricted cash and cash equivalents to meet our financial obligations, including the settlement payments discussed above, and to comply with minimum cash covenants for at least the next twelve months. We have included anticipated cash inflows from YUTREPIA product sales in our projections; actual cash inflows will depend on our ability to collect our outstanding receivables and the magnitude of potential returns. We have based our estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In the event revenues and cash inflows from YUTREPIA are insufficient to support our business operations and future capital needs, we expect that we would need further financing or we could be forced to delay, limit, reduce or terminate clinical studies or other ongoing activities, which could have a material adverse effect on our business, results of operations, and financial condition.

2. Basis of Presentation, Significant Accounting Policies and Fair Value Measurements

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair statement of the results for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The year-end condensed consolidated balance sheet data was derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. Our financial position, results of operations and cash flows are presented in U.S. Dollars.

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

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Restricted cash represents cash held at financial institutions that is pledged as collateral for standby letters of credit.

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

We are exposed to risks associated with extending credit to customers related to service revenue and product sales. We do not require collateral to secure amounts due from customers. One customer accounted for 100% of service revenue, net. The following table presents the percentage of gross product sales for the nine months ended September 30, 2026 and 2025 and accounts receivable as of September 30, 2026 and December 31, 2025 for our significant customers:

	Percentage of Gross Product Sales		Percentage of Accounts Receivable
	Nine Months Ended September 30,		September 30,	December 31,
	2026	2025	2026	2025
Customer A	44%	54%	31%	41%
Customer B	47%	45%	57%	55%

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

Long-Lived Assets

We review long-lived assets, including definite-life intangible assets, for realizability on an ongoing basis. Changes in depreciation and amortization, generally accelerated depreciation and variable amortization, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. We also review for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. In those circumstances, we perform undiscounted operating cash flow analyses to determine if an impairment exists. When testing for asset impairment, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. Any impairment loss is calculated as the excess of the asset’s carrying value over its estimated fair value. Fair value is estimated based on the discounted cash flows for the asset group over the remaining useful life or based on the expected cash proceeds for the asset less costs of disposal. Any impairment losses would be recorded in the consolidated statements of operations. In the three months ended September 30, 2026, we recognized impairment losses on the contract acquisition costs and the intangible asset related to the Promotion Agreement in connection with its termination (see Note 5 Contract Acquisition Costs and Intangible Asset and Note 14 Legal Proceedings).

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

Per ASC 350, Intangibles—Goodwill and Other, the quantitative goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired. An impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value up to the amount of goodwill allocated to the reporting unit. Income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit are considered when measuring the goodwill impairment loss, if applicable.

We completed our annual impairment test as of July 1, 2026 and concluded that no impairment had occurred. We considered the September 30, 2026 decision in the ‘327 Patent Litigation and the subsequent settlement of our litigation with UTC (see Note 14 Legal Proceedings) to be an event requiring an interim assessment of goodwill. Based on a qualitative assessment as of September 30, 2026, we concluded that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount, and no impairment of goodwill was recorded.

Leases

In accordance with ASC 842, Leases (“ASC 842”), we determine if an arrangement is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. At the lease commencement date, we classify leases as operating or finance leases and record a right-of-use asset and a lease liability for all leases with an initial lease term of greater than 12 months based on the present value of the lease payments over the lease term using the discount rate implicit in the lease. If the rate implicit is not readily determinable, we use an estimate of our incremental borrowing rate based upon the available information at the lease commencement date. Operating lease expense is recognized on a straight-line basis over the lease term.

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

The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price, only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our original estimates, we will adjust these estimates, which would affect product sales and earnings in the period such variances become known. During the quarter ended September 30, 2026, adjustments to estimated provisions related to prior period sales were less than one percent of our total revenues for the quarter then ended.

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

Veterans Affairs hospitals and 340B entities at prices lower than the list prices charged to customers who directly purchase the product from us. The 340B Drug Discount Program is a U.S. federal government program created in 1992 that requires drug manufacturers to provide outpatient drugs to eligible healthcare organizations and covered entities at significantly reduced prices. Customers charge us for the difference between what they pay for the product and the statutory selling price to the qualified government entity. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and a corresponding reduction of either accounts receivable or establishment of a current liability. Chargeback amounts are generally determined at the time of resale to the qualified government healthcare provider by customers, and we generally issue credits for such amounts within a few weeks after the customer notifies us of the resale. Reserves for chargebacks consist of chargebacks that customers have claimed, but for which we have not yet issued a credit and credits that we expect to issue for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period. There may be significant lag time between our reported net product sales and receipt of the corresponding government chargeback claims from our customers.
●	Product Returns Allowances: Customers are contractually permitted to return purchased products only if the product is damaged or defective upon delivery or as required under applicable law. We estimate expected product returns for our allowance based on our expected returns volume. When historical data is available, we will use historical return rates of the product. Returned product is typically destroyed, since returns are generally only permitted due to damage and cannot be resold. These allowances are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses.
●	Managed Care Rebates: We are subject to rebates in connection with our agreements with certain contracted payors. We estimate our managed care rebates based on our estimated payor mix and the applicable contractual rebate rate and estimated future claims that we expect to receive, which considers an estimate for inventory in the distribution channel. These adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses.
●	Manufacturer Discount Program (“MDP”) Rebates: Under the Inflation Reduction Act (“IRA”) manufacturers are generally required to pay (1) a 10% rebate on Medicare Part D program drugs in the initial coverage phase (the phase during which the patient has satisfied the deductible and incurred costs less than the out-of-pocket threshold) and (2) a 20% rebate on Medicare Part D program drugs when a beneficiary enters the catastrophic coverage phase (the phase after the patient has incurred costs greater than or equal to the out-of-pocket threshold). We estimate our MDP rebates based on our estimate of the portion of sales attributed to patients covered by Medicare Part D plans. These adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses.
●	Medicaid Rebates: We are subject to discount obligations under state government-managed Medicaid programs, whereby rebates are issued to participating state governments. These rebates arise when a patient treated with YUTREPIA is covered under Medicaid, resulting in a discounted price under the applicable Medicaid program. We estimate the portion of sales attributed to Medicaid patients and the estimated rebates to be paid to the respective state Medicaid programs. These rebates consist of estimates of claims for the current quarter and estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period. There may be a significant time lag between our reported net product sales and receipt of the corresponding rebate notices from each state (generally several months or longer). Our estimates are based on estimates obtained from similar products in the industry as supplemented by management’s judgment. When historical data is available, we will use historical claim levels by the state, as supplemented by management’s judgment. These adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses.

●	Copay Programs: We offer a copay assistance program, which is intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payors. The calculation of the accrual for copay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period. Estimates are based on similar products in the industry as supplemented by management’s judgment. When historical data is available, we will use actual program participation and estimates of program redemption using data provided by the third party that administers the copay program. These adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses.

Service Revenue, Net

Services revenues, net were generated from the promotional services we performed to encourage the appropriate use of Treprostinil Injection in the U.S. under our Promotion Agreement with Sandoz. In exchange for conducting these promotional services, we were entitled to receive a share of Net Profits (as defined within the Promotion Agreement) based on specified profit levels. The share of Net Profits received was subject to adjustments from Sandoz for certain items, such as distributor chargebacks, rebates, inventory returns, inventory write-offs and other adjustments.

We determined that the performance of the promotional services constitutes a single performance obligation and recognize revenue as we satisfy our performance obligation. The transaction price is equal to our share of Net Profits. As of December 31, 2025, a $1.0 million refund liability was offset against accounts receivable from Sandoz related to expected refund amounts. As of September 30, 2026, there was no refund liability and the Promotion Agreement was terminated in October 2026.

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

Stock-Based Compensation

We estimate the grant date fair value of stock-based awards and amortize this fair value to compensation expense over the requisite service period or the vesting period of the respective award. In arriving at stock-based compensation expense, we estimate the number of stock-based awards that will be forfeited due to employee turnover. The forfeiture assumption is based primarily on historical turnover experience. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in our financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to expense recognized in our financial statements. The expense we recognize in future periods will be affected by changes in the estimated forfeiture rate and may differ from amounts recognized in the current period. See Note 9 Stock-Based Compensation.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock Options	7,713,874	8,734,054	7,962,809	8,863,374
Restricted Stock Units	4,279,133	4,708,901	4,652,532	4,819,627
Warrants	—	92,033	—	390,385
Total	11,993,007	13,534,988	12,615,341	14,073,386

Certain common stock warrants are included in the calculation of basic and diluted net loss per share since their exercise price is de minimis.

Fair Value Measurements

ASC 820, Fair Value Measurements (“ASC 820”) defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820 establishes a three-tiered approach for valuation of financial instruments, which requires that fair value measurements be classified and disclosed in one of three tiers, whether or not recognized on our condensed consolidated balance sheets at fair value. The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities;

Level 2 — Inputs other than quoted prices included in active markets that are observable for the asset or liability, either directly or indirectly; and

Level 3 — Unobservable inputs for the asset and liability used to measure fair value, to the extent that observable inputs are not available.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table presents the placement in the fair value hierarchy of financial assets and liabilities measured at fair value as of September 30, 2026 and December 31, 2025:

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
September 30, 2026	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$355,889	$—	$—	$355,889

	Quoted	Significant
	Prices in	Other	Significant
	Active	Observable	Unobservable
	Markets	Inputs	Inputs	Carrying
December 31, 2025	(Level 1)	(Level 2)	(Level 3)	Value
Money market funds (cash equivalents)	$174,828	$—	$—	$174,828

Money market funds are included in cash and cash equivalents on our condensed consolidated balance sheet and are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices.

Other Fair Value Disclosures

The carrying amounts reflected in our condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to their short-term nature. The carrying value and fair value of long-term debt as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including amounts due within one year	$162,140	$192,900	$191,341	$203,300

The fair value is estimated using Level 3 inputs based on a discounted cash flow model incorporating company-specific projections and market-based discount rates of 7.1% to 7.5% as of September 30, 2026 and 12.4% to 12.7% as of December 31, 2025, based on the tenor of the contractual payment, and reflective of debt with similar risk characteristics.

3. Inventory

Inventories are stated at the lower of average cost or net realizable value and consist of the following:

	September 30,	December 31,
	2026	2025
Raw materials	$16,825	$8,547
Work in process	23,252	13,313
Finished goods	25,260	14,802
Inventory	65,337	36,662

Recognized as:
Inventory	$36,174	$23,802
Other assets	29,163	12,860

Amounts recognized as Other Assets are comprised entirely of raw materials and work in process inventories not expected to be sold within one year of the date of the condensed consolidated balance sheet.

4. Property, Plant, and Equipment

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2026	2025
Lab and build-to-suit equipment	$9,740	$5,231
Office equipment	7	7
Furniture and fixtures	574	497
Computer and other equipment	2,037	1,958
Leasehold improvements	13,417	13,028
Construction-in-progress	37,264	5,091
Total property, plant and equipment	63,039	25,812
Accumulated depreciation and amortization	(18,529)	(13,968)
Property, plant and equipment, net	$44,510	$11,844

We recorded depreciation and amortization expense related to property, plant and equipment of $0.2 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and of $0.8 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively.

5. Contract Acquisition Costs and Intangible Asset

Contract acquisition costs and intangible asset are summarized as follows:

	September 30, 2026				December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract acquisition costs	$12,980	$(6,630)	$(6,350)	$—	$12,980	$(6,162)	$6,818
Intangible asset	$5,620	$(2,871)	$(2,749)	$—	$5,620	$(2,668)	$2,952

We amortized the value of the contract acquisition costs and intangible asset on a pro-rata basis based on the estimated total service revenue or net profits to be recognized over the period from November 18, 2020 through December 2032, the prior expected termination date of the Promotion Agreement (see Note 2 Basis of Presentation, Significant Accounting Policies and Fair Value Measurements). Amortization of contract acquisition costs is recorded as a reduction of service revenue, net, and amortization of the intangible asset is recorded as cost of service revenue.

We recorded amortization related to the contract acquisition costs of $0.2 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and of $0.5 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively. We recorded amortization related to the intangible asset of $0.1 million for the three months ended September 30, 2026 and 2025, and of $0.2 million for the nine months ended September 30, 2026 and 2025.

In October 2026, we entered into the Sandoz Agreement in connection with the Settlement Agreement (see Note 1 Business and Note 14 Legal Proceedings), under which the Promotion Agreement terminates upon release of the Sandoz Payment to Sandoz, other than Sandoz's obligation to pay net profits for the third quarter of 2026 and provisions that survive termination. Because the termination ends our promotion services for Treprostinil Injection and the related net profits, we determined that the contract acquisition costs and the intangible asset have no remaining future cash flows and that their fair value is zero. We recognized impairment losses equal to their carrying amounts of $6.4 million for the contract acquisition costs and $2.7 million for the intangible asset in the three and nine months ended September 30, 2026. The impairment losses are included in Litigation settlement, net in the condensed consolidated statements of operations and comprehensive loss.

6. Indemnification Asset with Related Party and Litigation Finance Payable

Under the Financing Agreement, Henderson funded $10.0 million of Liquidia PAH’s legal and litigation expenses related to the RareGen Litigation (referred to as “Deployments”) in exchange for a share of certain litigation or settlement proceeds. Deployments received from Henderson were recorded as a litigation finance payable.

Litigation proceeds were to be split equally between Liquidia PAH and Sandoz. Unless there was an event of default by Henderson, litigation proceeds received by Liquidia PAH were to be applied first to repayment of total Deployments received. Litigation proceeds in excess of Deployments received were to be split between Liquidia PAH and Henderson according to a formula. Unless there was an event of default by PBM, all proceeds received by Liquidia PAH were to be paid to PBM as described further below.

Under the terms of the Indemnification Agreement, PBM controls the RareGen Litigation, with Liquidia PAH’s primary responsibility being to cooperate to support the litigation proceedings as needed. The Indemnification Agreement provided that Liquidia PAH and its affiliates would not be entitled to any proceeds resulting from, or bear any financial or other liability for, the RareGen Litigation unless there was an event of default by PBM. Any remaining RareGen Litigation expenses will be reimbursed by PBM.

As of December 31, 2025, the Indemnification Asset and Litigation Finance Payable were classified as long-term assets and liabilities, respectively, as it was considered unlikely that the RareGen Litigation would conclude within twelve months.

In October 2026, in connection with the Settlement Agreement, we entered into the Henderson Agreement and the PBM Agreement (see Note 1 Business and Note 14 Legal Proceedings), under which we paid Henderson $19.05 million and PBM $19.45 million on October 16, 2026 in complete satisfaction of their rights under the Financing Agreement and the Indemnification Agreement, which terminated upon those payments. Because the settlements fixed the amount and timing of these payments, at September 30, 2026 the Litigation Finance Payable of $8.5 million is classified as a current liability and the Indemnification Asset was reduced to zero, with the $8.5 million write-off and the $19.45 million payable to PBM included in Litigation settlement, net in the condensed consolidated statements of operations and comprehensive loss. The $19.45 million due to PBM at September 30, 2026 is presented separately in the condensed consolidated balance sheet as it is due to a related party. The $10.5 million by which the Henderson payment exceeded the Litigation Finance Payable is also included in the Litigation settlement liability in the condensed consolidated balance sheet and in Litigation settlement, net in the condensed consolidated statements of operations and comprehensive loss as of and for the three and nine months ended September 30, 2026.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2026	2025
Accrued compensation	$11,853	$20,319
Accrued gross-to-net deductions	92,806	35,491
Accrued research and development expenses	5,403	3,229
Accrued inventory costs	15,992	5,757
Accrued other expenses	14,083	8,401
Total accrued expenses and other current liabilities	$140,137	$73,197

8. Stockholders’ Deficit

Warrants

During the nine months ended September 30, 2026 and 2025, 46,970 and 459,315 warrants to purchase shares of common stock were exercised, respectively. Outstanding warrants consisted of the following as of September 30, 2026:

Number of
warrants	Exercise Price	Expiration Date
112	$0.02	December 31, 2026

9. Stock-Based Compensation

2020 Long-Term Incentive Plan

Our 2020 Long-Term Incentive Plan (the “2020 Plan”) provides for the granting of stock appreciation rights, stock awards, stock units, and other stock-based awards and for accelerated vesting under certain change of control transactions. The number of shares of our common stock available for issuance under the 2020 Plan will automatically increase on January 1 of each year through 2030, by an amount equal to the smaller of (a) 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) an amount determined by the Board (the “Evergreen Provision”). On January 1, 2026, the number of shares of common stock available for issuance under the 2020 Plan automatically increased by 3,488,165 shares pursuant to the Evergreen Provision. As of September 30, 2026, there were 3,380,316 shares available for future grants under the 2020 Plan.

The 2020 Plan replaced all prior equity award plans and such plans have been discontinued. However, the awards outstanding under the prior equity award plans will continue to remain in effect in accordance with their terms. Awards that are forfeited under these prior plans upon cancellation, termination or expiration will not be available for grant under the 2020 Plan. As of September 30, 2026, a total of 234,482 shares of common stock were reserved for issuance related to the remaining outstanding equity awards granted under the prior plans.

2022 Inducement Plan

On January 25, 2022, the Board approved the adoption of our 2022 Inducement Plan (the “2022 Inducement Plan”). The 2022 Inducement Plan was recommended for approval by the Compensation Committee of the Board (the “Compensation Committee”), and subsequently approved and adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the rules and regulations of The Nasdaq Stock Market LLC (the “Nasdaq Listing Rules”).

310,000 shares of our common stock were reserved for issuance pursuant to equity awards that may be granted under the 2022 Inducement Plan, and the 2022 Inducement Plan will be administered by the Compensation Committee. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, equity awards under the 2022 Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board, or following a bona fide period of non-employment by us, if he or she is granted such equity awards in connection with his or her commencement of employment with us and such grant is an inducement material to his or her entering into employment with us. As of September 30, 2026, a total of 27,608 shares were available for issuance under the 2022 Inducement Plan.

Employee Stock Purchase Plan

In November 2020, stockholders approved the Liquidia Corporation 2020 Employee Stock Purchase Plan (the “ESPP”). The number of shares of our common stock available for issuance under the ESPP will automatically increase on January 1 of each year through 2030, by the lesser of (a) 1.0% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, (b) 150,000 shares, or (c) an amount determined by the Board. On January 1, 2026, the number of shares of common stock available for issuance under the ESPP increased by 150,000 shares. As of September 30, 2026, a total of 567,176 shares of common stock are reserved for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of our common stock at a discount through payroll deductions, subject to plan limitations. Unless otherwise determined by the administrator, the common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is 85% of the lesser of the fair market value of our common stock on the first and last trading day of the offering period. During the nine months ended September 30, 2026 and 2025, 75,506 and 192,060 shares were issued under the ESPP, respectively.

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

Total stock-based compensation expense recognized for employees and non-employees was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
By Expense Category:	2026	2025	2026	2025
Cost of service revenue	$84	$123	$264	$330
Research and development	667	384	1,727	1,011
Selling, general and administrative	12,927	7,391	31,274	20,925
Total stock-based compensation expense	$13,678	$7,898	$33,265	$22,266

The following table summarizes the unamortized compensation expense and the remaining years over which such expense would be expected to be recognized, on a weighted average basis, by type of award:

	As of September 30, 2026
		Weighted
		Average
		Remaining
		Recognition
	Unamortized	Period
	Expense	(Years)
Stock options	$527	0.4
Restricted and performance stock units	$70,844	2.1

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

The following table summarizes the assumptions used for estimating the fair value of purchase rights granted to employees under the ESPP under the Black-Scholes option-pricing model:

	Nine Months Ended
	September 30,
	2026	2025
Expected dividend yield	—	—
Risk-free interest rate	3.68% - 4.00%	3.99% - 4.31%
Expected volatility	61% - 67%	44% - 74%
Expected life (years)	0.50	0.50

Stock Options

Options generally vest over a four-year period in multiple tranches.

The following table summarizes stock option activity during the nine months ended September 30, 2026:

			Weighted
		Weighted	Average
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of December 31, 2025	8,373,814	$4.76
Granted	—	—
Exercised	(761,464)	4.18
Cancelled	(375)	6.80
Outstanding as of September 30, 2026	7,611,975	$4.82	5.2	$193,646
Exercisable as of September 30, 2026	7,495,476	$4.79	5.2	$190,896
Vested and expected to vest as of September 30, 2026	7,608,825	$4.82	5.2	$193,574

No options were granted during the nine months ended September 30, 2026 and 2025. The aggregate intrinsic value of stock options in the table above represents the difference between the $30.26 closing price of our common stock as of September 30, 2026 and the exercise price of outstanding, exercisable, and vested and expected to vest in-the-money stock options.

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

The following table summarizes our RSU and PSU activity during the nine months ended September 30, 2026:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested as of December 31, 2025	4,449,345	$12.08
Granted	1,630,689	39.77
Vested	(1,642,340)	11.75
Forfeited	(81,380)	30.07
Unvested as of September 30, 2026	4,356,314	$22.24

10. Leases

In February 2026, we entered into a cancellable operating sublease for additional office space in Durham, North Carolina that consists of approximately 10,000 square feet of space. The lease expires on January 31, 2028, with the option to extend for one year with appropriate notice.

In June 2025, we entered into a non-cancelable operating lease for a second manufacturing and office space in Morrisville, North Carolina that consists of approximately 70,131 square feet of space. The lease expires on November 1, 2036, with the option to extend for two additional periods of five years each with appropriate notice. The payments under this lease are subject to escalation clauses. The lease is not expected to commence until late 2026. As the lease commencement date has not yet occurred, no right-of-use asset or lease liability has been recognized in the current period condensed consolidated financial statements. Concurrent with the execution of the lease, we provided the landlord an automatically renewable standby letter of credit in the amount of $3.3 million. The standby letter of credit is collateralized by a high-yield savings account, which is classified as restricted cash, long-term in our condensed consolidated balance sheets.

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

Lease Balances, Costs, and Future Minimum Payments

Leases with an initial term of 12 months or less are not recorded on the balance sheet. As of September 30, 2026, we have not entered into any short-term leases. For lease agreements entered into or reassessed after the adoption of ASC 842 we combine lease and non-lease components, if any. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Our lease cost is reflected in the accompanying condensed statements of operations and comprehensive loss as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2026	2025	2026	2025
Operating lease cost:
Fixed lease cost	Selling, general, and administrative	$374	$314	$1,104	$941
Finance lease cost:
Amortization of lease assets	Selling, general, and administrative	—	—	—	22
Interest on lease liabilities	Interest expense	—	—	—	1
Total Lease Cost		$374	$314	$1,104	$964

The weighted average remaining lease term and discount rates as of September 30, 2026 were as follows:

Weighted average remaining lease term (years):
Operating leases	5.0
Weighted average discount rate:
Operating leases	15.2%

The discount rate for leases was estimated based upon market rates of collateralized loan obligations of comparable companies on comparable terms at the time of lease inception.

Lease liability maturities as of September 30, 2026, were as follows:

Year ending December 31:	Amount
2026 (three months remaining)	$462
2027	1,940
2028	1,717
2029	1,743
2030	1,795
Thereafter	1,849
Total minimum lease payments	9,506
Less: interest	(2,888)
Present value of lease liabilities	$6,618

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

On October 13, 2026, we and HCR entered into the Seventh Amendment, under which HCR consented to the letters of credit issued in favor of UTC in connection with the Settlement Agreement (see Note 14 Legal Proceedings) and the related reimbursement obligations as permitted debt under the HCR Agreement, subject to conditions that their aggregate stated amount is not increased, reinstated after a drawing, or renewed or replaced after expiration without HCR’s consent. As consideration for the consent, the minimum cash covenant was increased from $15.0 million to $45.0 million of cash and cash equivalents. The Seventh Amendment involved no fees and did not change any of the payment terms of the HCR Agreement.

As consideration for the Investment Amount and pursuant to the HCR Agreement, we have agreed to pay HCR according to a fixed quarterly payment schedule. As of September 30, 2026, we were required to pay $45.8 million within one year of the balance sheet date, which is classified as current in our condensed consolidated balance sheet.

Aggregate payments to HCR are capped at 175% of the funded portion of the Investment Amount (the “Hard Cap”), plus an amount, if any, that HCR would need to receive to yield an internal rate of return of (i) 18% on the first $67.5 million funded, (ii) 16% on the next $57.5 million funded, (iii) 13% on the next $50.0 million funded, and (iv) 12% on the next $25.0 million funded (the “IRR True-Up Payment”), unless the HCR Agreement is earlier terminated. If a change of control occurs or upon the occurrence of an event of default, HCR may accelerate payments due under the HCR Agreement up to the Hard Cap, plus the IRR True-Up Payment, plus any other obligations payable under the HCR Agreement.

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

The HCR Agreement contains certain restrictions on our ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, dispose of assets, pay dividends and distributions, subject to certain exceptions. In addition, the HCR Agreement contains a financial covenant that requires us to maintain cash and cash equivalents in an amount at least equal to $45.0 million for the remainder of the payment term, which based on amounts funded as of September 30, 2026, concludes in 2033.

As of the filing date of these condensed consolidated financial statements, we are not aware of any breach of covenants, or the occurrence of any material adverse event, nor have we received any notice of event of default from HCR.

We recorded the total funds received from HCR under the terms of the HCR Agreement as a liability. Cumulative fees to the lender and third parties of approximately $1.0 million are reflected as a discount on the long-term debt and are being accreted over the term using the effective interest method. All amendments to date were treated as debt modifications in accordance with ASC 470, Debt. The HCR Agreement’s initial effective interest rate was 17.3%, which decreased to 17.2% following the Third Amendment. Following the Fourth Amendment, the effective interest rate was 18.0% and was 16.0% following the Fifth Amendment. Following the Sixth Amendment, the effective interest rate was 15.8%. Following the funding on June 23, 2025, the effective interest rate was 14.4%. We use the contractual payment schedule to determine the interest expense to record to accrete the liability to the amount ultimately due. Over the course of the HCR Agreement, the effective interest rate may be affected by potential changes in contractual payments.

The following table presents the changes in the HCR Agreement payable during the nine months ended September 30, 2026:

Balance as of December 31, 2025	$191,341
Accretion	18,793
Payments	(47,994)
Balance as of September 30, 2026	$162,140
Less: current portion of long-term debt	(45,770)
Long-term portion of long-term debt	$116,370

The fixed contractual annual payments on long-term debt as of September 30, 2026 are as follows:

Year ending December 31:	Amount
2026 (three months remaining)	$10,412
2027	47,145
2028	54,526
2029	36,865
2030	31,314
Thereafter	50,397
Total	$230,659

12. Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes. Income tax benefit for interim periods is based on the estimated annual effective tax rate, applied to year‑to‑date pre‑tax loss, adjusted for discrete items recognized in the period in which they occur.

During the three and nine months ended September 30, 2026, we recorded an income tax benefit of $30.1 million and $19.2 million, respectively, resulting in an effective tax rate of 11.3% and 15.0%, respectively, that includes the effects of various permanent book-to-tax adjustments, state/local taxes and partial release of valuation allowance. During both the three and nine months ended September 30, 2025, we recorded no income tax provision, resulting in an effective tax rate of 0%.

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

We are currently projecting future taxable income associated with the commercial launch of YUTREPIA in June of 2025 and our broader operating plan. While these developments represent positive evidence, management has concluded that such evidence was not sufficient as of the interim reporting date to support a full release of the valuation allowance. Continued improvement in operating results and the accumulation of additional positive evidence could result in a change in our assessment of the realizability of our deferred tax assets in a future reporting period. Accordingly, it is reasonably possible that all or a portion of the valuation allowance could be released within the next twelve months. Any such release could result in the recognition of a material income tax benefit in the period in which the determination is made. The timing and amount of any potential release will depend upon our evaluation of the positive and negative evidence existing at the time of that assessment.

There have been no significant changes in uncertain tax positions during the nine months ended September 30, 2026.

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

Under the Vectura License Agreement, we paid Vectura an upfront payment of $2.0 million during 2025 and we will pay (i) certain development milestone payments of up to $12.0 million; (ii) certain sales milestone payments of up to $92.5 million tied to commercial sales in the Vectura Territory and (iii) royalty payments with royalty rates ranging in the middle single digits tied to commercial sales in the Vectura Territory. As of September 30, 2026, development milestones of $1.0 million have been achieved under the Vectura License Agreement. The Vectura License Agreement also provides us with rights of first negotiation to add additional territories and indications during the term thereof.

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

Under the terms of the Pharmosa License Agreement, as amended, we will be responsible for development, regulatory and commercial activities of L606 in the Pharmosa Territory. Pharmosa will manufacture clinical and commercial supplies of the liposomal formulation through its global supply chain and support us in establishing a redundant global supply chain. In consideration for these exclusive rights, we paid Pharmosa an upfront license fee of $10 million and paid an additional $3.5 million upfront license fee in 2024 in connection with the rights granted in the First Amendment and the Device License Agreement. In addition to the upfront fees, we will pay Pharmosa potential development milestone payments tied to clinical development and approvals in PAH and/or PH-ILD of up to $37.75 million, potential sales milestones of up to $185 million in North America and $150 million outside North America and two tiers of low, double-digit royalties on all net sales of L606. Pharmosa will also receive a $10 million milestone payment for each additional indication approved by the FDA after PAH and PH-ILD and each additional product approved by the FDA under the license, a $2.0 million milestone payment for each additional indication approved by the EMA after PAH and PH-ILD, and a $0.5 million milestone payment for each additional indication approved by the PMDA after PAH and

PH-ILD. As of September 30, 2026, no development milestones have been achieved under the Pharmosa License Agreement. We also retain the first right to negotiate for development and commercialization of L606 in other territories should Pharmosa seek a partner, subject to satisfaction of certain conditions as set forth in the Pharmosa License Agreement.

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

As of September 30, 2026, we have non-cancelable commitments for product manufacturing and supply costs of approximately $81.7 million.

Other Contingencies and Commitments

In addition to the commitments described above, we are party to other commitments, including non-cancelable leases and long-term debt, which are described elsewhere in these notes to the condensed consolidated financial statements.

14. Legal Proceedings

‘327 Patent Litigation

In connection with an amendment to the Company’s new drug application (“NDA”) for YUTREPIA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, UTC filed a complaint for patent infringement against the Company in the U.S. District Court for the District of Delaware (Case No. 1:23-cv-00975-RGA) (the “‘327 Patent Litigation”), asserting infringement by the Company of U.S. Patent No. 10,716,793, entitled “Treprostinil Administration by Inhalation” (the “‘793 Patent”), which was subsequently amended to include allegations of infringement of U.S. Patent No. 11,826,327, entitled “Treatment for Interstitial Lung Disease” (the “‘327 Patent”). In February 2024, UTC stipulated to the dismissal of the claims in the ‘327 Patent Litigation related to the ‘793 Patent. In September 2026, the Court issued an opinion finding that claims 1 and 14 of the ‘327 Patent were valid and infringed by YUTREPIA.

Prior to the Settlement Agreement, UTC was seeking injunctive relief that would have required YUTREPIA to be removed from the market and could have pursued damages based on our commercialization of YUTREPIA, and we were not able to reasonably estimate a range of potential losses. The Settlement Agreement fixed the amounts payable by us in resolution of the ‘327 Patent Litigation and the other matters described in this Note 14 Legal Proceedings. In connection with the Settlement Agreement, the ‘327 Patent Litigation was dismissed with prejudice. See “Settlement of Litigation with UTC and Related Agreements” below.

‘782 Patent Litigation

In May 2025, UTC filed a complaint for patent infringement against the Company in the U.S. District Court for the Middle District of North Carolina (Case No. 1:25CV368) (the “‘782 Patent Litigation”), asserting infringement by the Company of U.S. Patent No. 11,357,782, entitled “Treprostinil Administration By Inhalation.”

Prior to the Settlement Agreement, UTC was seeking injunctive relief that would have required YUTREPIA to be removed from the market and could have pursued damages based on our commercialization of YUTREPIA, and we were not able to reasonably estimate a range of potential losses. The Settlement Agreement fixed the amounts payable by us in resolution of the ‘782 Patent Litigation and the other matters described in this Note 14 Legal Proceedings. In connection with the Settlement Agreement, the ‘782 Patent Litigation was dismissed with prejudice. See “Settlement of Litigation with UTC and Related Agreements” below.

Trade Secret Litigation

In December 2021, UTC filed a complaint in the Superior Court in Durham County, North Carolina, alleging that the Company and a former UTC employee who later joined the Company as an employee many years after terminating his employment with UTC (the “Former Employee”) conspired to misappropriate certain trade secrets of UTC and engaged in unfair or deceptive trade practices (the “Trade Secret Litigation”).

Prior to the Settlement Agreement, UTC was seeking injunctive relief that would have required YUTREPIA to be removed from the market and could have pursued damages based on our commercialization of YUTREPIA, and we were not able to reasonably estimate a range of potential losses. The Settlement Agreement fixed the amounts payable by us in resolution of the Trade Secret Litigation and the other matters described in this Note 14 Legal Proceedings. In connection with the Settlement Agreement, the claims against the Company in the Trade Secret Litigation were dismissed with prejudice. See “Settlement of Litigation with UTC and Related Agreements” below.

Breach of Contract Litigation

In May 2024, UTC filed a second complaint in the Superior Court in Durham County, North Carolina (the “Breach of Contract Litigation”) against the Former Employee, alleging that he breached prior employment agreements with UTC by failing to assign to UTC his interest in patents obtained by the Company that are alleged to have relied upon or benefitted from certain inventions, discoveries, materials, authorship, derivatives and results developed by the Former Employee while he was employed by UTC. The Company was also named as a defendant in this lawsuit.

Prior to the Settlement Agreement, UTC was seeking declaratory judgment such that all right, title and interest in and to any patentable or unpatentable inventions, discoveries, and ideas made or conceived by the Former Employee while employed by the Company should be assigned and transferred to UTC because they involved the use of UTC’s confidential information. The Settlement Agreement fixed the amounts payable by us in resolution of the Breach of Contract Litigation and the other matters described in this Note 14 Legal Proceedings. In connection with the Settlement Agreement, the claims against the Company in the Breach of Contract Litigation were dismissed with prejudice. See “Settlement of Litigation with UTC and Related Agreements” below.

‘494 Patent Litigation

On April 21, 2025, the Company filed a complaint for patent infringement against UTC in the U.S. District Court for the Middle District of North Carolina (Case No. 1:25-cv-00299) (the “‘494 Patent Litigation”), asserting infringement by UTC of U.S. Patent No. 10,898,494, entitled “Dry Powder Treprostinil for the Treatment of Pulmonary Hypertension” with respect to its Tyvaso DPI product. The ‘494 Patent Litigation was stayed until resolution of the Breach of Contract Litigation.

In connection with the Settlement Agreement, the ‘494 Patent Litigation was dismissed with prejudice. See “Settlement of Litigation with UTC and Related Agreements” below.

RareGen Litigation

In April 2019, Sandoz and Liquidia PAH (then known as RareGen) initiated the RareGen Litigation by filing a complaint against UTC and Smiths Medical (now ICU Medical) in the District Court of New Jersey (Case No. 3:19-cv-10170), alleging that UTC and Smiths Medical violated the Sherman Antitrust Act of 1890, state law antitrust statutes and unfair competition statutes by engaging in anticompetitive acts regarding the drug treprostinil for the treatment of PAH. In March 2020, Sandoz and Liquidia PAH filed a first amended complaint in the RareGen Litigation adding a claim that UTC breached a settlement agreement that was entered into in 2015, in which UTC agreed to not interfere with Sandoz’s efforts to launch its generic treprostinil, by taking calculated steps to restrict and interfere with the launch of Sandoz’s competing generic product.

In connection with the Settlement Agreement, the Sandoz Agreement, the Henderson Agreement and the PBM Agreement, the RareGen Litigation was dismissed with prejudice. See “Settlement of Litigation with UTC and Related Agreements” below.

Settlement of Litigation with UTC and Related Agreements

On October 13, 2026, we entered into the Settlement Agreement with UTC, which resolved, without admission of liability by either party, all pending litigation between us and UTC, including the ‘327 Patent Litigation, the ‘782 Patent Litigation, the Trade Secret Litigation, the Breach of Contract Litigation, the ‘494 Patent Litigation and the RareGen Litigation.

Under the Settlement Agreement, we agreed to pay UTC $185.0 million within thirty business days of October 13, 2026 and an additional $145.4 million in two installments of $72.7 million due on or before January 31, 2027 and April 30, 2027, for total consideration of $330.4 million, and UTC agreed to pay us $10.0 million within thirty business days of October 13, 2026 in resolution of the RareGen Litigation. On October 19, 2026, we paid UTC the $185.0 million initial payment, and we received the $10.0 million payment from UTC on October 16, 2026. We agreed not to appeal the District Court’s September 30, 2026 decision in the ‘327 Patent Litigation, to remove the PH-ILD indication from the YUTREPIA label upon FDA approval of a label supplement that we have submitted, and to cease promotion of YUTREPIA for PH-ILD, and UTC agreed not to assert the patents at issue against the sale of YUTREPIA for the treatment of PAH. The Settlement Agreement does not grant us a license to UTC’s patents.

Following our initial payment, the parties filed to dismiss the resolved proceedings, and the parties’ mutual releases become effective upon the conditions set forth in the Settlement Agreement, including the exchange of the initial payments and the dismissals. To secure the payments to UTC, on October 23, 2026, we caused irrevocable standby letters of credit to be issued in the aggregate amount of $145.4 million in favor of UTC (see Note 16 Subsequent Events). The fees for the letters of credit are expensed over the period they are outstanding. No liability is recorded for the letters of credit because they secure our unpaid recorded obligation to UTC.

The Settlement Agreement required us to secure a settlement of the RareGen Litigation. Accordingly, in October 2026 we entered into the Sandoz Agreement, the Henderson Agreement and the PBM Agreement described in Note 1 Business, under which we agreed to pay $21.75 million to Sandoz, $19.05 million to Henderson and $19.45 million to PBM, a related party, in complete satisfaction of those parties’ interests in the RareGen Litigation and in connection with the termination of the Promotion Agreement, the Financing Agreement and the Indemnification Agreement, respectively. The amounts payable under these agreements were determined as part of the negotiation of the Settlement Agreement, the Sandoz Agreement, the Henderson Agreement and the PBM Agreement and do not reflect arm's-length price discovery for the value of the RareGen Litigation.

The Settlement Agreement and the related agreements resolved litigation that was pending at September 30, 2026 and provided evidence of a liability that existed at that date. Accordingly, we recognized the settlements in the three and nine months ended September 30, 2026 and recorded a charge of $389.7 million, presented as "Litigation settlement, net" within operating expenses in the condensed consolidated statements of operations and comprehensive loss. At September 30, 2026, our condensed consolidated balance sheet includes current assets and current liabilities in the aggregate of $380.7 million, representing the net cash to be paid under the Settlement Agreement and the related agreements. The charge and current liabilities are comprised of the following components:

	Litigation settlement expense, net	Litigation settlement payments, net
Amounts payable to UTC	$330,400	$330,400	(1)(3)
Amount receivable from UTC	(10,000)	(10,000)	(2)(3)
Amounts payable to Sandoz	21,750	21,750	(1)
Impairment of contract acquisition costs	6,350	—
Impairment of intangible asset	2,749	—
Amounts payable to Henderson in excess of the litigation finance payable	10,503	10,503	(1)
Amounts payable in satisfaction of litigation finance payable	—	8,547	(4)
Amounts payable to PBM, related party	19,450	19,450	(5)
Write-off of indemnification asset, related party	8,547	—
Litigation settlement, net	$389,749	$380,650
(1)	Amount included in Litigation settlement liability in the condensed consolidated balance sheet
(2)	Amount included as Litigation settlement receivable in the condensed consolidated balance sheet.
(3)	The amounts payable to and receivable from UTC are presented gross because each is a separate obligation under the Settlement Agreement that was settled by a separate payment.
(4)	Amount included as Litigation Finance Payable, current in the condensed consolidated balance sheet. This amount was previously classified as a long-term liability, and was reclassified to current liabilities at September 30, 2026.
(5)	Amount included as Litigation Settlement Liability, related party as it is due to PBM, a related party.

The indemnification asset, related party, previously classified as a long-term asset, was reduced to zero (see Note 6 Indemnification Asset with Related Party and Litigation Finance Payable). We determined that because the termination of the Promotion Agreement ends our promotion services for Treprostinil Injection and the related net profits, the contract acquisition costs and the intangible asset related to the Promotion Agreement have no remaining future cash flows and recognized non-cash impairment losses equal to their carrying amounts at September 30, 2026 of $6.4 million and $2.7 million, respectively (see Note 5 Contract Acquisition Costs and Intangible Asset). The amounts payable under the Settlement Agreement and the related agreements are fixed, and we do not expect to incur any loss in excess of the amounts accrued.

15. Segment Information

We operate as a single business segment focused on revolutionizing care for patients with challenging respiratory and vascular diseases. The determination of a single business segment is consistent with the consolidated financial information regularly reviewed by our Chief Executive Officer, the chief operating decision maker (“CODM”), in assessing segment performance and deciding how to allocate resources on a consolidated basis. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

The CODM measures segment profit and loss by net loss as reported in the condensed consolidated income statements. The CODM uses net loss to monitor budget and forecast versus actual results to assess segment performance and to allocate resources across the organization. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets.

The following table summarizes segment revenue, segment loss, and significant segment expenses regularly reported to the CODM during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product sales, net	$222,744	$51,669	$523,007	$58,186
Service revenue, net	2,556	2,673	6,837	8,113
Total revenue	225,300	54,342	529,844	66,299
Cost of product sales	13,985	2,295	35,823	2,500
Cost of service revenue	792	878	2,356	3,687
Program expenses: (1)
YUTREPIA	24,363	15,487	59,578	39,906
L606	14,176	3,199	30,775	9,260
Generic Treprostinil	—	21	(40)	297
Total program expenses	38,539	18,707	90,313	49,463
Non-program expenses (2)	8,185	6,705	23,183	16,310
Litigation settlement, net	389,749	—	389,749	—
Personnel, including stock-based compensation	37,569	23,990	104,918	65,502
(Loss) income from operations	(263,519)	1,767	(116,498)	(71,163)
Interest expense, net	(2,880)	(5,300)	(11,422)	(12,316)
Loss before income taxes	$(266,399)	$(3,533)	$(127,920)	$(83,479)
Income tax benefit	(30,071)	—	(19,176)	—
Net loss	$(236,328)	$(3,533)	$(108,744)	$(83,479)
(1)	Includes external research and development and selling, general and administrative expenses
(2)	Includes professional service fees, facilities & infrastructure expenses, insurance, depreciation & amortization, and other corporate expenses

16. Subsequent Events

We evaluated subsequent events through the date these condensed consolidated financial statements were issued. Other than as described below and in Note 1 Business and Note 14 Legal Proceedings, no other subsequent events requiring recognition or disclosure were identified.

Settlement of Litigation with UTC

On October 13, 2026, we entered into the Settlement Agreement with UTC and, between October 8 and October 11, 2026, the Sandoz Agreement, the Henderson Agreement and the PBM Agreement described in Note 1 Business and Note 14 Legal Proceedings. The settlements were recognized in the condensed consolidated financial statements for the quarter ended September 30, 2026 because they resolved litigation that was pending, and provided evidence of a liability that existed, at that date.

The following events occurred after September 30, 2026 and will be reflected in our financial statements for the year ending December 31, 2026.

UTC Letters of Credit

On October 23, 2026, JPMorgan Chase Bank, N.A. issued irrevocable standby letters of credit in the aggregate amount of $145.4 million in favor of UTC for the account of Liquidia Technologies, Inc. to secure the UTC Payments. The letters of credit secure our recorded obligation to UTC and do not increase our total liabilities; a drawing by UTC would create a reimbursement obligation to the issuing bank in place of the corresponding amount payable to UTC. The UTC Letters of Credit are partially cash collateralized and as of October 23, 2026, $105.4 million of cash and cash equivalents has been legally restricted until the UTC Payments have been made.

Settlement Payments and Termination of Agreements

On October 14, 2026, we deposited the $21.75 million Sandoz Payment into escrow. On October 16, 2026, we paid Henderson $19.05 million and PBM $19.45 million, upon which the Financing Agreement and the Indemnification Agreement terminated and the Litigation Finance Payable of $8.5 million was extinguished at its carrying amount. On October 19, 2026, we paid UTC the $185.0 million initial payment under the Settlement Agreement, and we received the $10.0 million payment from UTC on October 16, 2026. In October 2026, following such payments, the parties filed stipulations of dismissal with prejudice in the resolved proceedings. On October 26, 2026, the Sandoz Payment was released to Sandoz, Sandoz assigned its interest in the RareGen Litigation to us and the Promotion Agreement was terminated. These payments settled the liabilities and the receivable recorded at September 30, 2026 and will not result in any additional charge in our financial statements for the year ending December 31, 2026.

Seventh Amendment to HCR Agreement

On October 13, 2026, we entered into the Seventh Amendment described in Note 11 Long-term Debt, under which the minimum cash covenant was increased from $15.0 million to $45.0 million as consideration for HCR’s consent to the UTC Letters of Credit. The amendment involved no fees and did not change the payment terms of the HCR Agreement.

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

Objective

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information necessary to understand our condensed consolidated financial statements and highlight certain other information which, in the opinion of management, will enhance a reader’s understanding of our financial condition, changes in financial condition, results of operations, and cash flows. In particular, the discussion is intended to provide an analysis of significant trends and material changes in our financial position and the operating results of our business during the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025. This discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which includes detailed discussions of various items impacting our business, results of operations and financial condition.

Overview

We are a biopharmaceutical company driven by science and compassion to revolutionize care for patients with challenging respiratory and vascular diseases. We operate through our wholly owned operating subsidiaries, Liquidia Technologies, Inc. and Liquidia PAH, LLC, formerly known as RareGen.

We currently generate product revenue through the sale of YUTREPIA® (treprostinil) inhalation powder (“YUTREPIA”). YUTREPIA is an inhaled dry powder formulation of treprostinil designed with our proprietary PRINT technology, a particle engineering platform that enables precise production of uniform drug particles, to improve the therapeutic profile of treprostinil by enhancing deep lung delivery while using a convenient, low effort dry-powder inhaler (“DPI”) and by achieving higher dose levels than the labeled doses of other marketed inhaled treprostinil therapies. YUTREPIA was approved by the U.S. Food and Drug Administration (“FDA”) in May 2025 for the treatment of pulmonary arterial hypertension (“PAH”) and pulmonary hypertension associated with interstitial lung disease (“PH-ILD”) and began commercialization in June 2025. In October 2026, we entered into a settlement agreement (“Settlement Agreement”) with United Therapeutics Corporation (“UTC”) settling all outstanding litigation between the parties and pursuant to which we agreed to cease promoting YUTREPIA for the treatment of PH-ILD and agreed to amend the label for YUTREPIA to remove PH-ILD.

Through the third quarter of 2026, we also generated revenue pursuant to a promotion agreement with Sandoz Inc. (“Sandoz”), dated as of August 1, 2018, as amended (the “Promotion Agreement”), under which we shared profit derived from the sale of Sandoz’s generic treprostinil injection (“Treprostinil Injection”) in the United States. Treprostinil Injection is a fully substitutable generic treprostinil for parenteral administration in the United States. The Promotion Agreement was terminated in October 2026 and we will no longer generate service revenue.

We employ a targeted commercial field force calling on healthcare providers involved in the treatment of PAH in the United States, as well as key stakeholders involved in the distribution and reimbursement of medicines to treat these patients.

We also conduct research, development and manufacturing of novel products by applying our subject matter expertise in respiratory and vascular diseases. For example, we are currently developing L606, an investigational, liposomal formulation of treprostinil, which we licensed from Pharmosa Biopharm Inc. (“Pharmosa”), that is administered twice-

daily with a short-duration next-generation nebulizer. L606 is currently being evaluated in an open-label study in the United States for treatment of PAH and PH-ILD and in a worldwide, placebo-controlled pivotal study for the treatment of PH-ILD. In September 2026, we initiated a clinical study to evaluate YUTREPIA for the treatment of Raynaud’s phenomenon associated with systemic sclerosis (“SSc-RP”). We are also planning to conduct clinical studies in pulmonary hypertension associated with chronic obstructive pulmonary disease (“PH-COPD”), idiopathic pulmonary fibrosis (“IPF”), and progressive pulmonary fibrosis (“PPF”).

Recent Events

Settlement Agreement

On October 13, 2026, we entered into the Settlement Agreement with UTC resolving, without admission of liability by either party, all ongoing litigation between us and UTC, including the resolution of the ‘327 Patent Litigation, the ‘782 Patent Litigation, the Trade Secret Litigation, the Breach of Contract Litigation, the ‘494 Patent Litigation, and the RareGen Litigation, each as defined and discussed in Note 14 Legal Proceedings. The Settlement Agreement followed the September 30, 2026 decision of the U.S. District Court for the District of Delaware in the ‘327 Patent Litigation, and, as part of the Settlement Agreement, we agreed not to appeal that decision.

Under the terms of the Settlement Agreement, we will continue to market, sell and promote YUTREPIA for the treatment of PAH. In exchange, we (a) filed a supplement with the FDA to amend the current product label of YUTREPIA to remove PH-ILD as an indicated treatment as well as any reference to PH-ILD, (b) immediately and permanently ceased any and all activities relating to the marketing, advertising, promotion, and detailing of YUTREPIA for the treatment of PH-ILD, and (c) agreed to pay UTC (i) $185.0 million within thirty business days of October 13, 2026 and (ii) an aggregate of $145.4 million, to be paid in two equal installments of $72.7 million on or before January 31, 2027 and April 30, 2027, respectively (such payments, collectively, the “UTC Payments”). UTC agreed to pay us $10.0 million within thirty business days of October 13, 2026 in resolution of the RareGen Litigation. On October 19, 2026, we paid UTC the $185.0 million initial payment, and we received the $10.0 million payment from UTC on October 16, 2026. The Settlement Agreement does not grant us a license to UTC’s patents. To secure the UTC Payments, on October 23, 2026, we caused irrevocable standby letters of credit to be issued in the aggregate amount of $145.4 million in favor of UTC (see Note 16 Subsequent Events).

Under the Settlement Agreement, we were required to secure a settlement of the antitrust and breach of contract proceedings brought by Sandoz and Liquidia PAH against UTC and Smiths Medical ASD, Inc. in the RareGen Litigation, as further discussed in Note 14 Legal Proceedings. Accordingly, we entered into agreements with each of Sandoz, Henderson SPV, LLC (“Henderson”) and PBM RG Holdings, LLC (“PBM”), which held interests in the RareGen Litigation. The amounts payable under these agreements were determined as part of the negotiation of the Settlement Agreement and do not reflect arm's-length price discovery for the value of the RareGen Litigation.

Sandoz Agreement

On October 11, 2026, we entered into a Settlement and Termination Agreement with Sandoz (the “Sandoz Agreement”) to settle Sandoz’s entitlement to fifty percent of the proceeds from the RareGen Litigation pursuant to the Promotion Agreement. Under the Sandoz Agreement, Liquidia made a payment of $21.75 million (the “Sandoz Payment”) into escrow on October 14, 2026, which amount will be released to Sandoz upon Sandoz’s delivery into escrow of the documents necessary to dismiss the RareGen Litigation with prejudice and the entry by the Company and/or its affiliates into the Settlement Agreement. Upon release of the Sandoz Payment to Sandoz, Sandoz’s interest in the RareGen Litigation is assigned to us and the Promotion Agreement terminates, other than Sandoz’s obligation to pay net profits for the third quarter of 2026 and provisions that survive termination. The Sandoz Payment was released to Sandoz on October 26, 2026.

Henderson Agreement

On October 8, 2026, we entered into a Settlement and Termination Agreement with Henderson (the “Henderson Agreement”), which fixed the amount payable to Henderson in complete satisfaction of its economic rights under the

Litigation Financing Agreement, dated as of June 4, 2020, by and between Henderson and RareGen, pursuant to which Henderson funded a portion of Liquidia PAH’s legal and litigation expenses in the RareGen Litigation in exchange for a share of certain litigation or settlement proceeds (the “Financing Agreement”). Under the Henderson Agreement, we paid Henderson $19.05 million on October 16, 2026, which included repayment of the $8.5 million litigation finance payable, and the Financing Agreement terminated upon that payment.

PBM Agreement

On October 10, 2026, we entered into a Settlement and Termination Agreement with PBM (the “PBM Agreement”), which fixed the amount payable to PBM in complete satisfaction of its economic rights under the Litigation Funding and Indemnification Agreement, dated as of November 17, 2020 (the “Indemnification Agreement”), by and between PBM and RareGen, under which PBM controls the RareGen Litigation, reimburses Liquidia PAH’s litigation expenses not reimbursed by Henderson and was entitled to the proceeds of the RareGen Litigation to which Henderson is not entitled. Under the PBM Agreement, we paid PBM $19.45 million on October 16, 2026, and the Indemnification Agreement, including our right to indemnification under it, terminated upon that payment. However, PBM will continue to reimburse Liquidia PAH’s residual RareGen Litigation expenses.

PBM is a related party of the Company because it is controlled by Paul B. Manning, a stockholder of the Company who beneficially owns at least 5% of our outstanding common stock and is also a member of our Board of Directors (the “Board”), and it is also owned by Roger A. Jeffs, Ph.D., our Chief Executive Officer and a member of the Board, Damian deGoa, a member of the Board, and Russell Schundler, our General Counsel. The PBM Agreement was reviewed and approved by the disinterested members of the Board.

Seventh Amendment to Revenue Interest Financing Agreement

On October 13, 2026, we entered into a Seventh Amendment (the “Seventh Amendment”) to the revenue interest financing agreement with HealthCare Royalty Partners IV, L.P. (“HCR”) dated January 9, 2023, as amended (the “HCR Agreement”), pursuant to which HCR consented to the letters of credit issued in favor of UTC in connection with the Settlement Agreement. As consideration for such consent, we agreed to increase the minimum cash covenant under the HCR Agreement from $15.0 million to $45.0 million. The Seventh Amendment involved no fees and did not change the payment terms of the HCR Agreement (see Note 11 Long-term Debt).

Components of Statements of Operations

Product Sales, Net

We have generated product revenue since June 2025, following the receipt of FDA approval of YUTREPIA in May 2025 for the treatment of PAH and PH-ILD. Revenues from product sales are recognized net of variable consideration due to rebates, chargebacks, trade discounts and allowances, sales returns, and other incentives. Provisions for estimated reductions to revenue are provided for in the same period the related sales are recorded and are based on contractual terms, actual utilization data, forecasted payor mix, total prescriptions and industry data. As a result of the Settlement Agreement, in October 2026, we permanently ceased any and all activities relating to the marketing, advertising, promotion, and detailing of YUTREPIA for the treatment of PH-ILD, and we have filed a supplement with the FDA to amend the current product label of YUTREPIA to remove PH-ILD as an indicated treatment. The commercial impact of this change remains uncertain, and product sales may be negatively impacted as a result.

Service Revenue, Net

We generated service revenue pursuant to the Promotion Agreement, under which we received a 50% share in the profit derived from the sale of Treprostinil Injection in the United States. Liquidia PAH had the exclusive rights to conduct commercial activities to encourage the appropriate use of Treprostinil Injection. The Promotion Agreement was terminated during the fourth quarter of 2026 and no further service revenue will be recognized related to the Promotion Agreement.

Cost of Product Sales

Cost of product sales includes direct and indirect costs related to the manufacturing of inventory products sold, including third-party manufacturing costs, packaging services, freight, storage costs, allocation of overhead costs of employees involved with manufacturing and net sales-based royalty expense. As of September 30, 2026, we have sold through all inventory previously expensed to research and development and accordingly, our cost of product sales reflects the full cost of manufacturing YUTREPIA.

Cost of Service Revenue

Cost of service revenue consists of (i) an allocation of the cost of our commercial field force associated with calling on healthcare providers involved in the treatment of PAH with Treprostinil Injection, as well as key stakeholders involved in the distribution and reimbursement of Treprostinil Injection and (ii) amortization of the intangible asset associated with the Promotion Agreement. We amortize the intangible asset associated with the Promotion Agreement in a manner consistent with our recognition of the related revenue. The Promotion Agreement was terminated during the fourth quarter of 2026 and no further cost of service revenue will be recognized related to the Promotion Agreement.

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

Interest Expense, Net

Interest expense, net consists of interest income earned on our cash equivalents and non-cash interest charges on long-term debt.

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations (in thousands, except for percentages):

	Three Months Ended				Nine Months Ended
	September 30,		$	%	September 30,		$	%
	2026	2025	Change	Change	2026	2025	Change	Change
Revenues:
Product sales, net	$222,744	$51,669	$171,075	331%	$523,007	$58,186	$464,821	799%
Service revenue, net	2,556	2,673	(117)	(4)%	6,837	8,113	(1,276)	(16)%
Total revenue	225,300	54,342	170,958	315%	529,844	66,299	463,545	699%
Costs and expenses:
Cost of product sales	13,985	2,295	11,690	509%	35,823	2,500	33,323	1,333%
Cost of service revenue	792	878	(86)	(10)%	2,356	3,687	(1,331)	(36)%
Research and development	25,269	9,346	15,923	170%	55,024	22,333	32,691	146%
Selling, general and administrative	59,024	40,056	18,968	47%	163,390	108,942	54,448	50%
Litigation settlement, net (inclusive of $19,450 to related party)	389,749	—	389,749	* %	389,749	—	389,749	* %
Total costs and expenses	488,819	52,575	436,244	830%	646,342	137,462	508,880	370%
(Loss) income from operations	(263,519)	1,767	(265,286)	* %	(116,498)	(71,163)	(45,335)	64%
Interest expense, net	(2,880)	(5,300)	2,420	(46)%	(11,422)	(12,316)	894	(7)%
Loss before income taxes	(266,399)	(3,533)	(262,866)	7,440%	(127,920)	(83,479)	(44,441)	53%
Income tax benefit	(30,071)	—	(30,071)	* %	(19,176)	—	(19,176)	* %
Net loss and comprehensive loss	$(236,328)	$(3,533)	$(232,795)	6,589%	$(108,744)	$(83,479)	$(25,265)	30%

* not meaningful

Product Sales, Net

Product sales, net, were $222.7 million for the three months ended September 30, 2026, compared to $51.7 million for the three months ended September 30, 2025. We began shipping YUTREPIA to our customers in the United States in June 2025, following receipt of full FDA approval for YUTREPIA on May 23, 2025. The increase of $171.0 million was due to higher volume of YUTREPIA sales.

Product sales, net, were $523.0 million for the nine months ended September 30, 2026, compared to $58.2 million for the nine months ended September 30, 2025. We began shipping YUTREPIA to our customers in the United States in June

2025, following receipt of full FDA approval for YUTREPIA on May 23, 2025. The increase of $464.8 million was due to higher volume of YUTREPIA sales.

Service Revenue, Net

Service revenue, net, was $2.6 million for the three months ended September 30, 2026, compared to $2.7 million for the three months ended September 30, 2025. The decrease of $0.1 million was primarily due to the impact of unfavorable gross-to-net adjustments.

Service revenue, net, was $6.8 million for the nine months ended September 30, 2026, compared to $8.1 million for the nine months ended September 30, 2025. The decrease of $1.3 million was primarily due to the impact of unfavorable gross-to-net adjustments.

Cost of Product Sales

Cost of product sales was $14.0 million for the three months ended September 30, 2026, compared to $2.3 million for the three months ended September 30, 2025. Cost of product sales is related to sales of YUTREPIA. The increase of $11.7 million was primarily due to higher volume of YUTREPIA sales.

Cost of product sales was $35.8 million for the nine months ended September 30, 2026, compared to $2.5 million for the nine months ended September 30, 2025. Cost of product sales is related to sales of YUTREPIA. The increase of $33.3 million was primarily due to higher volume of YUTREPIA sales.

Cost of Service Revenue

Cost of service revenue was $0.8 million for the three months ended September 30, 2026, compared to $0.9 million for the three months ended September 30, 2025. The decrease from 2025 to 2026 reflects a lower allocation of the cost of our commercial field force to Treprostinil Injection following the commercial launch of YUTREPIA in the second quarter of 2025.

Cost of service revenue was $2.4 million for the nine months ended September 30, 2026, compared to $3.7 million for the nine months ended September 30, 2025. The decrease from 2025 to 2026 reflects a lower allocation of the cost of our commercial field force to Treprostinil Injection following the commercial launch of YUTREPIA in the second quarter of 2025.

Research and Development Expenses

Research and development expenses were $25.3 million for the three months ended September 30, 2026, compared to $9.3 million for the three months ended September 30, 2025. The increase of $16.0 million or 170% was primarily due to an $11.1 million increase in expenses for our L606 program, a $3.2 million increase in expenses related to our YUTREPIA research and development activities, and a $1.2 million increase in personnel expenses driven by higher headcount.

Research and development expenses were $55.0 million for the nine months ended September 30, 2026, compared to $22.3 million for the nine months ended September 30, 2025. The increase of $32.7 million or 146% was primarily due to a $20.7 million increase in clinical expenses for our L606 program, a $7.0 million increase in expenses related to our YUTREPIA research and development activities, a $3.2 million increase in personnel expenses driven by higher headcount, and a $1.0 million L606 development milestone recognized during the second quarter of 2026.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses were $59.0 million for the three months ended September 30, 2026, compared to $40.1 million for the three months ended September 30, 2025. The increase of $18.9 million or 47% was primarily due to a $6.4 million increase in personnel expenses and a $5.5 million increase in stock-based compensation driven by higher headcount, and a $4.1 million increase in commercial and consulting expenses to support the commercialization of YUTREPIA.

Selling, general and administrative expenses were $163.4 million for the nine months ended September 30, 2026, compared to $108.9 million for the nine months ended September 30, 2025. The increase of $54.5 million or 50% was primarily due to a $25.0 million increase in personnel expenses and a $10.3 million increase in stock-based compensation driven by higher headcount, a $20.6 million increase in commercial and consulting expenses to support the commercialization of YUTREPIA, and a $1.9 million increase in facilities and infrastructure expenses. These increases were partially offset by a $9.6 million decrease in legal fees related to our YUTREPIA-related litigation, which was settled in October 2026.

Litigation Settlement, Net

Litigation settlement, net was $389.7 million for the three and nine months ended September 30, 2026 and reflects charges recorded for the settlement of our litigation with UTC and the related agreements with Sandoz, Henderson, and PBM, consisting of $330.4 million payable to UTC, less $10.0 million receivable from UTC, $60.3 million payable to Sandoz, Henderson and PBM (of which $8.5 million repaid the litigation finance payable and is not included in the charge), the $8.5 million write-off of the indemnification asset and $9.1 million of impairment losses on the contract acquisition costs and intangible asset related to the Promotion Agreement. See Note 14 Legal Proceedings to the condensed consolidated financial statements for additional information.

Interest Expense, Net

Interest expense, net was $2.9 million for the three months ended September 30, 2026, compared to $5.3 million for the three months ended September 30, 2025. The decrease of $2.4 million was primarily attributable to higher money market balances and lower interest accretion under the HCR Agreement.

Interest expense, net was $11.4 million for the nine months ended September 30, 2026, compared to $12.3 million for the nine months ended September 30, 2025. The decrease of $0.9 million was primarily attributable to higher money market balances offset by higher interest accretion under the HCR Agreement.

Income Tax Benefit

Income tax benefit was $30.1 million for the three months ended September 30, 2026. We did not recognize any income tax benefit during the three months ended September 30, 2025.

Income tax benefit was $19.2 million for the nine months ended September 30, 2026. We did not recognize any income tax benefit during the nine months ended September 30, 2025.

Liquidity and Capital Resources

Sources of Liquidity

We have financed our growth and operations through a combination of funds generated from revenues, the issuance of convertible preferred stock and common stock, bank borrowings, the issuance of convertible notes, and other long-term debt. Our principal uses of cash have been for working capital requirements and capital expenditures. As of September 30, 2026, we had cash and cash equivalents of $396.1 million, stockholders’ deficit of $25.4 million, and an accumulated deficit of $735.1 million.

In January 2023, we entered into the HCR Agreement, as amended, pursuant to which HCR has paid us an aggregate investment amount of $175.0 million. $25.0 million remains available for funding upon mutual agreement of HCR and us. See Note 11 Long-term Debt to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information.

On October 23, 2026, JPMorgan Chase Bank, N.A. issued irrevocable standby letters of credit in the aggregate amount of $145.4 million in favor of UTC for the account of Liquidia Technologies, Inc. to secure the UTC Payments. The letters of credit secure our recorded obligation to UTC and do not increase our total liabilities; a drawing by UTC would create a reimbursement obligation to the issuing bank in place of the corresponding amount payable to UTC. The letters of credit are partially cash collateralized and as of October 23, 2026, $105.4 million of cash and cash equivalents has been legally restricted until the UTC Payments have been made.

Future Funding Requirements

We have historically incurred significant annual operating losses. Our net losses were $68.9 million and $128.3 million for the years ended December 31, 2025 and 2024, respectively. As of September 30, 2026, we had an accumulated deficit of $735.1 million. We expect to incur significant expenses for the foreseeable future as we continue commercialization of YUTREPIA and advance our product candidates through clinical trials, seek regulatory approval of such product candidates and pursue commercialization of any such approved product candidates. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. It is uncertain whether and when, if ever, we will realize sustained revenue from sales of such additional product candidates. Additionally, our HCR Agreement contains fixed quarterly payments and minimum cash covenants that require us to maintain cash and cash equivalents in an amount at least equal to $45.0 million for the remainder of the payment term, which based on amounts funded as of September 30, 2026, is expected to conclude in 2033. In addition, the UTC Letters of Credit are partially cash collateralized and as of October 23, 2026, $105.4 million of cash and cash equivalents has been legally restricted and is not available for operations until the UTC Payments have been made.

Our future funding requirements will be heavily determined by our ability to continue to successfully commercialize YUTREPIA and the resources needed to support further development of our products and product candidates. We believe we will have sufficient unrestricted cash and cash equivalents to meet our financial obligations, including the settlement payments discussed above, and to comply with minimum cash covenants for at least the next twelve months. We have included anticipated cash inflows from YUTREPIA product sales in our projections; actual cash inflows will depend on our ability to collect our outstanding receivables and the magnitude of potential returns. We have based our estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. In the event revenues and cash inflows from YUTREPIA are insufficient to support our business operations and future capital needs, we expect that we would need further financing or we could be forced to delay, limit, reduce or terminate clinical studies or other ongoing activities, which could have a material adverse effect on our business, results of operations, and financial condition.

There are numerous risks and uncertainties associated with research, development and commercialization of pharmaceuticals and our future funding requirements will depend on many factors, including:

●	our ability to continue successfully commercializing YUTREPIA;
●	the number and characteristics of the product candidates or new indications for approved products we pursue;
●	the scope, progress, results and costs of researching and developing our products and product candidates, and conducting preclinical studies and clinical trials, including clinical trials to support new indications for our approved products;
●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates or new indications for our approved products and our ability to maintain any such approvals;
●	our ability to manufacture sufficient volumes of products to meet market demand;
●	the cost of manufacturing our product candidates and any product we successfully commercialize, including costs necessary to increase our manufacturing capacity to meet demand;
●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
●	the timing, receipt and amount of sales of, or milestone payments related to or royalties on, our current or future products and product candidates, if any.

See “Risk Factors” for additional risks associated with our substantial capital requirements.

Cash Flows

The following table summarizes our sources and uses of cash, cash equivalents, and restricted cash:

	Nine Months Ended
	September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$279,912	$(79,930)
Investing activities	(31,967)	(2,298)
Financing activities	(42,534)	66,749
Net increase (decrease) in cash, cash equivalents, and restricted cash	$205,411	$(15,479)

Operating Activities

Net cash provided by operating activities increased $359.8 million to $279.9 million for the nine months ended September 30, 2026, compared to net cash used in operating activities of $79.9 million for the nine months ended September 30, 2025. The increase was primarily driven by a $371.3 million year-over-year change in operating assets and liabilities, largely reflecting the recognition of litigation settlement charges for which the associated cash payments will occur after September 30, 2026. This was partially offset by $11.5 million higher net loss adjusted for non-cash items.

Investing Activities

Net cash used in investing activities was $32.0 million for the nine months ended September 30, 2026, compared to $2.3 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we used $31.0 million to purchase property, plant and equipment and paid a $1.0 million L606 development milestone payment. During the nine months ended September 30, 2025, net cash used in investing activities related to property, plant, and equipment purchases.

Financing Activities

Net cash used in financing activities was $42.5 million during the nine months ended September 30, 2026, compared to $66.7 million provided by financing activities during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we made $48.0 million in payments under the HCR Agreement. These outflows were offset by $5.3 million received from the issuance of common stock under stock incentive plans. During the nine months ended September 30, 2025, we received $75.0 million net proceeds from the HCR Agreement and $3.9 million from the issuance of common stock under stock incentive plans. These inflows were offset by $13.0 million in payments under the HCR Agreement.

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

Under the Pharmosa License Agreement, we were granted an exclusive license in North America to develop and commercialize L606, an inhaled, sustained-release liposomal formulation of treprostinil currently being evaluated in a clinical trial for the treatment of PAH and PH-ILD. Under the First Amendment, we expanded our licensed territory to include key markets in Europe, Japan and elsewhere, in addition to licensing proprietary nebulizers controlled by

Pharmosa and being evaluated for use in a global pivotal study for the treatment of PH-ILD. In consideration for these exclusive rights, we will pay Pharmosa potential development milestone payments tied to clinical development and approvals in PAH and/or PH-ILD of up to $37.75 million, potential sales milestones of up to $185 million in North America and $150 million outside North America and two tiers of low, double-digit royalties on net sales of L606. Pharmosa will also receive a $10 million milestone payment for each additional indication approved by the FDA after PAH and PH-ILD and each additional product approved by the FDA under the license, a $2 million milestone payment for each additional indication approved by the EMA after PAH and PH-ILD, and a $0.5 million milestone payment for each additional indication approved by the PMDA after PAH and PH-ILD. As of September 30, 2026, no development milestones have been achieved under the Pharmosa License Agreement.

The Vectura License Agreement provides for, among other things, (i) the exclusive right for us to develop, manufacture and commercialize for use in the Vectura Territory products containing treprostinil, including L606, administered via the Vectura Device for treatment in the field of hypertension and interstitial lung diseases, including PAH and PH-ILD, and (ii) that Vectura shall be responsible for manufacturing and supplying us with clinical and commercial supplies of the Vectura Device. Under the Vectura License Agreement, we paid Vectura an upfront payment of $2.0 million and will pay (i) certain development milestone payments of up to $12.0 million; (ii) certain sales milestone payments of up to $92.5 million tied to commercial sales in the Vectura Territory and (iii) royalty payments with royalty rates ranging in the middle single digits tied to commercial sales in the Vectura Territory. As of September 30, 2026, a development milestone of $1.0 million has been achieved and paid under the Vectura License Agreement. The Vectura License Agreement also provides us with rights of first negotiation to add additional territories and indications during the term thereof.

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

As of September 30, 2026, we have non-cancelable commitments for product manufacturing and supply costs of approximately $81.7 million.

Lease Obligations

We are party to three operating leases for laboratory, manufacturing, and office space. These leases expire, respectively, on January 31, 2028, with an option to extend for an additional year with appropriate notice; December 31, 2031, with an option to extend for an additional period of five years with appropriate notice; and on November 1, 2036, with the option to extend for two additional periods of five years each with appropriate notice. Minimum operating lease payments under these leases are $1.0 million in the remaining three months of 2026, $5.1 million in 2027, $5.0 million in 2028, $5.1 million in 2029, $5.3 million in 2030, and $24.3 million thereafter.

Litigation Settlement Obligations

Pursuant to the Settlement Agreement, Sandoz Agreement, PBM Agreement, and Henderson Agreement, we made payments totaling $245.25 million during October 2026 and are obligated to pay an additional $145.4 million in the aggregate, in two equal installments on or before January 31, 2027 and April 30, 2027. See Note 14 Legal Proceedings to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further discussion of legal proceedings.

Other Obligations and Contingencies

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Credit and Interest Rate Risk

Our cash, cash equivalents, and restricted cash are held at multiple accredited financial institutions in deposit accounts or are invested in money market funds. Our investments in money market funds are not insured by the federal government and our deposits have exceeded and will continue to exceed federally insured limits. We have not experienced any losses on such accounts and do not believe that we are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. Our cash equivalents are subject to interest rate risk and the rate of return would be negatively impacted by a decrease in interest rates. Due to the short-term nature of our cash equivalents, a sudden change in interest rates would not be expected to have a material effect on our business, financial condition or results of operations. There has been no material change to our interest rate sensitivity during the nine months ended September 30, 2026.

Inflation Risk

Inflation has not had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2026 and 2025.

Foreign Exchange Risk

The majority of our business is conducted in U.S. dollars. However, we do conduct certain transactions in other currencies, including Euros and British Pounds. Historically, fluctuations in foreign currency exchange rates have not materially affected our results of operations. During the three and nine months ended September 30, 2026 and 2025, our results of operations were not materially affected by fluctuations in foreign currency exchange rates.

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2026, management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following is a summary of the principal risk factors described in this section:

●We are primarily dependent on the success of YUTREPIA, which has been approved by the FDA, and L606, and these products and product candidates may fail to maintain or obtain final marketing approval (in a timely manner or at all) for some or all of the indications for which we are seeking approval or may not be commercialized successfully.
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
●Medical devices, which we do not control, are necessary for the administration of YUTREPIA and L606.
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
●A significant portion of our accounts receivable are concentrated with a limited number of customers and our inability to collect accounts receivable from our customers may adversely affect our business, results of operations and cash flows.
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
●We may become involved in litigation, including litigation to protect our intellectual property, to enforce our intellectual property rights, to defend against claims of intellectual property infringement by third parties, or related to the Settlement Agreement with UTC. In addition, the Settlement Agreement does not preclude future patent litigation with UTC, including with respect to new products, such as L606, or new indications for YUTREPIA, so we may become involved in future patent litigation with UTC. Any such litigation could be expensive, time consuming, and may not be successful.
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

We are subject to risks and uncertainties common to companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, and the ability to fund future operations and capital requirements through product sales or, if necessary, additional capital from external financing. We expect to incur significant expenses for the foreseeable future as we commercialize YUTREPIA and advance YUTREPIA and our other product candidates through clinical trials, seek regulatory approval and pursue commercialization of any approved product candidates. In addition, we have made and are required to make significant payments under the Settlement Agreement, the Sandoz Agreement, the Henderson Agreement and the PBM Agreement. Our ability to generate sustained revenue will be adversely affected if we are unable to continue successfully commercializing YUTREPIA or obtain marketing approval for and successfully commercialize one or more of our other product candidates. In connection with the Settlement Agreement, we filed a supplement with the FDA to amend the current product label of YUTREPIA to remove PH-ILD as an indicated treatment as well as any reference to PH-ILD and ceased any and all activities relating to the marketing, advertising, promotion, and detailing of YUTREPIA for the treatment of PH-ILD. We do not currently know the full commercial impact of this change to YUTREPIA’s label. Even with marketing approval for YUTREPIA for the treatment of PAH and any of our other product candidates for which we may receive marketing approval in the future, we will continue to incur significant expenses, including those related to product manufacturing, marketing, sales and distribution. These efforts require significant amounts of capital, adequate personnel and infrastructure, and extensive compliance-reporting capabilities. It is uncertain whether we will be able to generate sustained profit from YUTREPIA sales and, even if our development efforts are successful with other product candidates, whether and when, if ever, we will realize sustained revenue from sales of such additional product candidates. The future viability of our company will depend on our ability to fund future operations and capital requirements with remaining cash and cash equivalents after the payments under the Settlement Agreement, the Sandoz Agreement, the Henderson Agreement and the PBM Agreement and revenue from YUTREPIA and, if necessary, additional capital from external financing. We may seek additional funding through public or private financings, debt financing or collaboration. Our inability to obtain funding, if and when needed, would have a negative impact on our financial condition and ability to pursue our business strategies.

We have a history of losses and our ability to sustain profitability in the future remains uncertain.

Although, excluding the effect of the payments under the Settlement Agreement, the Sandoz Agreement, the Henderson Agreement and the PBM Agreement, we achieved profitability in the third and fourth quarters of 2025 and first three quarters of 2026 and had positive cash flows in the fourth quarter of 2025 and first three quarters of 2026, our ability to maintain profitability and positive operating cash flows in the future remains uncertain. Because we agreed under the Settlement Agreement to discontinue our promotion of YUTREPIA for the treatment of PH-ILD and have sought approval from the FDA to remove PH-ILD from the YUTREPIA label, our past performance prior to these changes may not be predictive of our future performance. We have historically incurred net losses of $68.9 million and $128.3 million during the years ended December 31, 2025 and 2024, respectively. We also had negative operating cash flows for each of these periods. As of September 30, 2026, we had an accumulated deficit of $735.1 million.

Our ability to sustain profitability and positive cash flows will be affected by, among other factors, the timing and magnitude of our expenses, including payments under the Settlement Agreement and payments related to the HCR Agreement and expenses related to our planned clinical studies. Since our incorporation, we have invested heavily in the development of our products and product candidates and technologies, as well as in recruiting management and scientific personnel. We have only commercialized YUTREPIA since June 2025, and future cash flows from the sale of YUTREPIA remain uncertain and may be affected by the removal of PH-ILD from the label for YUTREPIA. Revenue generated from YUTREPIA may be insufficient to match our operating expenses. We expect to continue to devote substantial financial and other resources to the commercialization of YUTREPIA and further clinical development of YUTREPIA and our other product candidates and, as a result, must generate sustained revenue to achieve and maintain profitability. In the future, we may incur losses and have periods of negative cash flow and we may require additional funding to continue our operations and maintain compliance with debt covenants, and could be required to delay, reduce, or eliminate research and development programs, product portfolio expansion, or commercialization efforts, which could adversely affect our business prospects, or potentially force us to cease operations.

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

We may need to raise additional funds to meet our future funding requirements for commercialization and further clinical development of YUTREPIA and continued research, development and commercialization of our product candidates and technology. Our future funding requirements will be heavily determined by the success of commercialization of YUTREPIA and the resources needed to support development of new indications for YUTREPIA and development of our other product candidates. In addition, we have made and are required to make significant payments under the Settlement Agreement, the Sandoz Agreement, the Henderson Agreement and the PBM Agreement. Under the terms of the Settlement Agreement, we are required to discontinue our promotion of YUTREPIA for the treatment of PH-ILD and to remove PH-ILD from the label for YUTREPIA, which will limit our ability to fully commercialize YUTREPIA. In the event that our remaining cash and cash equivalents after the payments under the Settlement Agreement, the Sandoz Agreement, the Henderson Agreement and the PBM Agreement and funds generated from our operations are insufficient to fund our future growth, we may raise additional funds through the issuance of equity or debt securities or by borrowing from banks or other financial institutions. We cannot assure you that we will be able to obtain such additional financing on terms that are acceptable to us, or at all. Global and local economic conditions could negatively affect our ability to raise funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of such securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Such financing, even if obtained, may be accompanied by restrictive covenants that may, among other things, limit our ability to pay dividends or require us to seek consent for payment of dividends, or restrict our freedom to operate our business by requiring consent for certain actions.

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

Under the terms of the HCR Agreement, we may not, among other actions, without the prior written consent of HCR, (a) pay any dividends or make any other distribution or payment or redeem, retire or purchase any capital stock, except in certain prescribed circumstances, (b) create, incur, assume, or be liable with respect to any indebtedness except certain permitted indebtedness, or make or permit any payment on any indebtedness, except under certain limited circumstances, or (c) make any sale, transfer, out-license, lease or other disposition of any property or any economic interest, other than certain limited exceptions. Additionally, we are required to maintain at all times minimum cash and cash equivalents of $45.0 million. Our obligations under the HCR Agreement are collateralized by all of our assets and property, subject to limited exceptions.

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

We are using our available capital, including funds generated through our business operations, the net proceeds of our financing facility with HCR, and the net proceeds of our prior public and private equity offerings, to support the development and commercialization of YUTREPIA, the development of L606, and for general corporate purposes. Our management has broad discretion in the application of such capital and could spend it in ways that do not improve our results of operations or enhance the value of our equity. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, diminish funds available to service our obligations to HCR, cause the value of our equity to decline and delay the development of our products and product candidates. Pending their use, we may invest such proceeds in short-term, investment-grade, interest-bearing securities, which may not yield favorable returns.

We depend on skilled labor, and our business and prospects may be adversely affected if we lose the services of our skilled personnel, including those in senior management, or are unable to attract new skilled personnel.

Our ability to continue our operations and manage our potential future growth depends on our ability to hire and retain suitably skilled and qualified employees, including those in senior management, in the long-term. Due to the specialized nature of our work, there is a limited supply of suitable candidates. We compete with other biotechnology and pharmaceutical companies, educational and research institutions and government entities, among others, for research, technical, clinical and sales and marketing personnel. In addition, in order to manage our potential future growth effectively, we may need to further improve our financial controls and systems and, as necessary, recruit sales, marketing, managerial and finance personnel. The loss of the services of members of our sales team could seriously harm our ability to successfully implement our business strategy. If we are unable to attract and retain skilled personnel, including in particular Roger A. Jeffs, Ph.D., our Chief Executive Officer, we may not be able to successfully implement the tasks necessary to further develop and commercialize our products and product candidates and, accordingly, our business and prospects may be materially and adversely affected.

Our ability to use our net operating loss carry forwards and research and development tax credits may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), if a corporation undergoes an “ownership change,” generally defined as a more than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes, such as research and development tax credits, to offset its post-change taxable income or tax liabilities may be limited. During the year ended December 31, 2025, we completed a study to assess whether historical equity transactions resulted in an ownership change within the meaning of Section 382 of the IRC. Based on this analysis, we determined that an ownership change occurred in a prior year. As a result, the utilization of a portion of our carryforwards is subject to an annual limitation under Section 382. The limitation may cause certain NOLs to expire unused before being fully utilized. Subsequent ownership changes may further limit our ability to use our net operating loss carryforwards and research and development tax credits to offset future potential taxable income or tax liabilities. In addition, certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. Depending on our future tax position, continued suspension of our ability to use NOLs could result in increased future tax liability to us and could have an adverse impact on our results of operations and financial condition.

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

We are a biopharmaceutical company with only one approved product, which was approved by the FDA in May 2025 and began commercialization in June 2025. Accordingly, we have only a short history of commercial operations upon which you can evaluate our prospects. Drug product development and commercialization involves a substantial degree of uncertainty. Having only obtained final marketing approval for YUTREPIA in May 2025, our first approved product, the future revenue, profitability and cash flows, if any, from commercialization of YUTREPIA remain uncertain. In addition, the commercial impact of removing PH-ILD from the label for YUTREPIA remains uncertain. We may not be able to continue to generate sustained revenue, profitability or positive cash flow from YUTREPIA or any other pharmaceutical products or successfully overcome the risks and uncertainties frequently encountered by companies undertaking drug product development and commercialization. Consequently, your ability to assess our business, financial condition and prospects may be significantly limited. Further, the net revenue and net losses that we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Other unanticipated costs may also arise in connection with the development of our products and product candidates and commercialization of YUTREPIA.

Sales of YUTREPIA are dependent on market acceptance by patients, healthcare providers and by third-party payors, while interactions with these persons and entities are subject to compliance requirements.

Arrangements with healthcare providers, physicians, third-party payors and customers, and our sales, marketing and educational activities, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain our business or financial arrangements and relationships.

The degree of market acceptance of YUTREPIA will depend on a number of factors, including:

●	the efficacy, safety and potential advantages or disadvantages compared to alternative treatments;
●	our ability to offer YUTREPIA for sale at competitive prices;
●	the convenience and ease of administration compared to alternative treatments;
●	product labeling or product insert requirements of the FDA or foreign regulatory authorities, including any limitations or warnings contained in a product’s approved labeling, including any black box warning;
●	the willingness of the target patient population to try and of physicians to prescribe new treatments;
●	our ability to hire and retain sales and marketing personnel and their ability to support the commercialization of YUTREPIA;
●	the strength of manufacturing and distribution support for YUTREPIA;
●	any requirements by third-party payors to use other therapies prior to or in lieu of YUTREPIA, or any requirements by third-party payors to use YUTREPIA prior to or in lieu of other therapies;
●	our ability to maintain availability of medical devices used to administer YUTREPIA and preferences of the target patient population and healthcare providers regarding the medical devices used to administer YUTREPIA versus medical devices used to administer alternative therapies;
●	the availability of third-party coverage and adequate reimbursement for YUTREPIA;
●	the prevalence and severity of any side effects;
●	any restrictions on the use of YUTREPIA together with other medications;
●	our ability to maintain relationships with the specialty pharmacies; and
●	the services provided by specialty pharmacies related to use of YUTREPIA.

Our business may also be impacted by the need to maintain compliant operations (including oversight and monitoring of personnel and our activities) in relation to interactions with the persons and parties noted above, relative to FDA and healthcare law requirements, and with consideration of government and industry compliance best practices.

Medical devices, which we do not control, are necessary for the administration of YUTREPIA and L606.

In order for YUTREPIA or L606 to be administered to patients, patients must use certain other medical equipment, including dry powder inhalers (in the case of YUTREPIA) and nebulizers (in the case of L606). We do not manufacture or control such medical equipment, which is manufactured by third parties. Our ability to serve patients is dependent upon our ability to maintain sufficient inventory of such medical equipment to provide to patients. If manufacturers cease to manufacture or support medical equipment or if we are unable to obtain or maintain sufficient inventories of such medical equipment, our sales may be adversely impacted. If any manufacturers of such medical devices experience any quality problems, recalls or other adverse events, our ability to provide our products to patients will be limited.

We will require nebulizers in order to conduct clinical trials for L606. Failure by us or third parties to successfully supply nebulizers in sufficient quantities to meet the needs of our planned clinical trials could delay completion of the clinical trial or negatively impact the results of the clinical trial. In addition, the nebulizers we use in the clinical trials for L606 may not be the same as the nebulizers that will be included in our NDA for L606. Accordingly, our ability to seek and obtain final approval of L606 will depend on our and our suppliers’ ability to timely and successfully identify and develop nebulizers that are suitable for commercialization of L606. If our partners are unable to timely and successfully identify and develop nebulizers that are suitable for the commercialization of L606, we may be required to seek out new nebulizers for use with L606. In any event, we may also be required to conduct bridging studies to demonstrate the comparability of any such nebulizer for which we may seek approval and the nebulizers that were used in the clinical studies for L606. If we are unable to demonstrate comparability, we may be required to perform new clinical studies to re-evaluate the safety and efficacy of L606 with such new nebulizers.

Failure by us or third parties to successfully develop or supply the medical equipment or to obtain or maintain regulatory approval or clearance of such medical equipment could negatively impact the market acceptance of and sales of YUTREPIA.

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

Risks Related to the Commercialization of our Products and Product Candidates

We face significant competition from large pharmaceutical companies, among others, in developing and commercializing our products and product candidates, and our operating results will suffer if we are unable to compete effectively, including if one or more such products have a superior product profile to YUTREPIA and/or L606.

We face significant competition from industry players worldwide, including large multi-national pharmaceutical companies, other emerging or smaller pharmaceutical companies, as well as universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as a larger research and development staff and more experience in manufacturing and marketing, than we do. As a result, these companies may obtain marketing approval for their product candidates more quickly than we are able to and/or be more successful in commercializing their products, including generic treprostinil products, than us. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaboration arrangements with large, established companies. We may also face competition as a result of advances in the commercial applicability of new technologies and greater availability of capital for investment in such technologies. Our competitors may also invest heavily in the discovery and development of novel drug products that could make our product candidates less competitive or may file FDA citizen petitions or other correspondence with the FDA, which may delay the approval process for our product candidates. Furthermore, our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, pharmaceutical products that are easier to develop, more effective or less costly than any product candidates that we are currently developing or that we may develop. Our competitors may also succeed in asserting existing patents or developing new patents, including patents that may issue from patent applications that are currently being pursued by UTC, to which we do not have a license, in an attempt to prevent us from marketing our products. These competitors may also compete with us in recruiting and retaining qualified sales personnel or in enrolling our clinical studies.

Any new drug product that competes with a prior approved drug product must demonstrate advantages in safety, efficacy, tolerability or convenience in order to overcome price competition and to be commercially successful. YUTREPIA faces, and our product candidates if approved will face, competition from drug products that are already on the market, as well as those in our competitors’ development pipelines. We expect that YUTREPIA, an inhaled treprostinil therapy approved by the FDA for the treatment of PAH, and L606, a nebulized, liposomal formulation of treprostinil for treatment of PAH and PH-ILD, will face competition from the following inhaled prostacyclin analog therapies that are either currently marketed or in clinical development:

●	Tyvaso (treprostinil), marketed by UTC, has been approved for the treatment of PAH in the United States since 2009 and for PH-ILD since 2021. Tyvaso is the reference listed drug in our NDA for YUTREPIA. Following patent litigation, UTC and Watson Pharmaceuticals reached a settlement whereby Watson Pharmaceuticals was permitted to enter the market with a generic version of Tyvaso, effective as of January 1, 2026. In September 2026, the FDA accepted UTC’s supplemental NDA for nebulized Tyvaso for the treatment of IPF, which could be approved in April 2027. FDA and EMA have granted orphan drug designation to treprostinil for the treatment of IPF. UTC is awaiting results from a pivotal study of Tyvaso in PPF patients in second half of 2027.
●	Tyvaso DPI (treprostinil), licensed from MannKind by UTC, is a dry-powder formulation of treprostinil that was approved for the treatment of PAH and PH-ILD in the United States in May 2022. UTC has stated that it plans to develop Tyvaso DPI for IPF in a pivotal safety and efficacy trial starting 2027, and intends to conduct a similar trial in PPF, pending the outcome of the pivotal study with Tyvaso.
●	Treprostinil SMI, a version of inhaled treprostinil being developed by UTC as a soft mist inhaler (“SMI”). SMIs may be considered more convenient than nebulizers. First announced in February 2026, UTC has stated that it will seek approval in the same indications for which Tyvaso is already approved (PAH and PH-ILD). UTC has stated that it intends to submit an NDA for treprostinil SMI by the end of 2027, supported by pharmacokinetic bridging data. UTC may also seek approval of the SMI in IPF and PPF, following completion of pivotal safety and efficacy trials. In October 2026, UTC announced that the FDA has cleared it to proceed with SUMMIT, a Phase 2 study of treprostinil SMI to treat patients with PH-COPD.
●	TPIP, a dry-powder formulation of a treprostinil prodrug being developed by Insmed to support once-daily dosing. Based on Phase 2 trial results shared in 2024 and 2025, Insmed has initiated its Phase 3 PALM program, under which pivotal studies for PH-ILD, PAH, and PPF are underway, and an additional study in IPF expected to begin in the first half of 2027. If the TPIP clinical program is successful in demonstrating less frequent dosing with similar efficacy and safety to YUTREPIA and Tyvaso DPI, then TPIP has the potential to be viewed as a more attractive option and may take market share rapidly.
●	Ventavis (iloprost), marketed by Actelion, a division of Johnson & Johnson, has been approved for the treatment of PAH in the United States since 2004.

In addition to these other inhaled treprostinil therapies, we expect that YUTREPIA and L606 will also face competition from other treprostinil-based drugs, including Orenitram, which is administered orally, and Remodulin, which is administered parenterally, both of which are marketed by UTC. Branded pharmaceutical companies such as UTC continue to defend their products vigorously through, among other actions, life cycle management, marketing agreements with third-party payors, pharmacy benefits managers and generic manufacturers.

In addition to treprostinil-based therapies, other classes of therapeutic agents for the treatment of PAH and/or PH-ILD include the following:

●	IP-agonists to treat PAH, such as the oral formulations of selexipag, marketed by Actelion, and ralinepag, being developed by UTC, who announced positive top-line Phase 3 results in March 2026. In August 2026, the FDA accepted the NDA for ralinepag to treat PAH and set a PDUFA target action date of June 24, 2027. A dry powder formulation of ralinepag is also in non-clinical development by UTC in collaboration with MannKind, with the stated goal of filing an IND in 2027, but may target PH-ILD as the initial indication.
●	Endothelin receptor antagonists to treat PAH, such as bosentan and macitentan, both marketed by Actelion, and ambrisentan, marketed by Gilead. Generic versions of bosentan and ambrisentan are currently available.

●	PDE-5 inhibitors to treat PAH, such as tadalafil, marketed by UTC, and sildenafil, marketed by Pfizer Inc. Generic versions of both tadalafil and sildenafil are currently available.
●	sGC stimulators and activators, such as oral riociguat marketed by Bayer for PAH, and inhaled mosliciguat, an sGC activator, which is currently in Phase 3 clinical development by Pulmovant for the treatment of PH-ILD, following positive Phase 2 results reported in September 2026.
●	Activin signaling inhibitor to treat PAH, such as sotatercept marketed by Merck & Co.

Merck & Co’s injectable sotatercept, with a brand name of Winrevair, was approved by the FDA in March 2024 and is a first-in-class molecule that targets the proliferation of cells in the pulmonary arterial wall. In September 2026, the FDA approved an update to the Winrevair label to include data from the Phase 3 HYPERION trial in adults diagnosed with PAH within the prior 12 months, and Winrevair received a strong recommendation as an add-on therapy in recently published European Respiratory Society clinical guidelines. It is possible that Winrevair may increasingly be used prior to prostacyclin therapies, which may have an adverse effect on the market potential for YUTREPIA and/or L606.

We are also aware of several other agents in clinical development that are exploring mechanisms of action which, if approved, could impact the standard of care for treating PAH and/or PH-ILD in the United States, including, but not limited to, programs from Cereno Scientific, Novartis AG, Inhibikase, GSK, and Forsee Pharmaceuticals among others. In addition, in September 2026, Gossamer Bio, Inc. submitted an NDA to the FDA for seralutinib, an inhaled kinase inhibitor, for the treatment of PAH, and has stated that, if the NDA is accepted for filing, seralutinib could be eligible for an FDA approval decision in the third quarter of 2027.

If one or more of these therapies that we have identified, or another new therapy, is more effective, more tolerable, more convenient or otherwise preferred by patients, physicians or payors in lieu of our products or as a prior line therapy to our products, the market opportunity for our products may be diminished, which may have a material adverse effect on our business.

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

There are a number of competitors seeking marketing approval and/or regulatory exclusivity with respect to products that are or would be competitive to L606 or products that are or would be competitive with YUTREPIA in the new indications that we are developing. Thus, we face the risk that one of our competitors will be granted marketing approval and/or regulatory exclusivity before we are able to obtain FDA approval for L606 or for such new indications for YUTREPIA. In that case, as stated above, there is the possibility that such a competitor would be able to prevent us from obtaining approval of and marketing our product candidate until the expiration of the competitor’s term of FDA regulatory exclusivity, which could be a term of three years for so-called New Clinical Investigation exclusivity, or could conceivably be for longer periods of time if the competitor is successful in being granted other forms of FDA regulatory exclusivity which might include, for example, Orphan Drug Designation exclusivity (seven years), New Chemical Entity exclusivity (five years), or Pediatric exclusivity (six months beyond other existing exclusivities or patent terms). For example, the FDA has granted orphan drug designation to treprostinil for the treatment of IPF, and UTC’s supplemental NDA for nebulized Tyvaso for IPF is under FDA review. If Tyvaso is approved for IPF and is granted orphan drug exclusivity, we may be unable to obtain FDA approval of YUTREPIA or L606 for IPF until that exclusivity expires.

In addition, if one of our competitors is granted marketing approval before we are able to obtain FDA approval for our product candidates, as was the case with respect to the approval of UTC’s Tyvaso DPI product, such competitors will be able to promote and market their products before we are able to do so, which may place us at a competitive disadvantage in the marketplace.

One or more products that are competitive with YUTREPIA could also obtain approval for additional indications or broader conditions of use. These additional indications and broader conditions of use could be protected by one or more patents or regulatory exclusivities, preventing YUTREPIA from obtaining approval for the same indications or conditions of use. For instance, in connection with the Settlement Agreement, we filed a supplement with the FDA to amend the current product label of YUTREPIA to remove PH-ILD as an indicated treatment as well as any reference to PH-ILD and ceased any and all activities relating to the marketing, advertising, promotion, and detailing of YUTREPIA for the treatment of PH-ILD. As a result, Tyvaso and Tyvaso DPI will have broader labels than YUTREPIA. If UTC obtains FDA approval for IPF, the labels for Tyvaso and potentially Tyvaso DPI could be further broadened. If YUTREPIA has a narrower label than other competitive products, it may affect our ability to compete with such products.

Also, if we are unable to provide continuous access to YUTREPIA to patients, our reputation and ability to compete with our competitors may be impaired. For example, if we are unable to manufacture sufficient quantities of YUTREPIA to meet future market demand, YUTREPIA may be unavailable until we are able to increase our capacity. Any such unavailability of YUTREPIA, even if for a brief time period, could have a material adverse effect on our business.

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

YUTREPIA was developed, and some or all of our future product candidates may be developed, under the 505(b)(2) regulatory pathway, which allows us to rely on existing knowledge of the safety and efficacy of the relevant reference listed drugs to support our applications for approval in the United States. While we believe that it will be less difficult for us to convince physicians, patients and other members of the medical community to accept and use our drug products as compared to entirely new drugs, our drug products may nonetheless fail to gain sufficient market acceptance by physicians, patients, other healthcare providers and third-party payors. If any of our drug products fail to achieve sufficient market acceptance or third-party payor coverage, we may not be able to continue to generate sufficient revenue to sustain profitability. The degree of market acceptance and third-party payor coverage of our drug products, including YUTREPIA, will depend on a number of factors, including but not limited to:

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

A significant portion of our accounts receivable are concentrated with a limited number of customers and our inability to collect accounts receivable from our customers may adversely affect our business, results of operations and cash flows.

Most of our net product sales are generated from sales to a limited number of customers, which currently account for, and have historically accounted for, a significant portion of our accounts receivable. Future sales and our ability to collect accounts receivable depend, in part, on the financial strength of our customers. In the event any of our larger customers were to experience liquidity issues, insolvency or difficulties marketing our products, including as a result of a general economic downturn or recession, we may not be able to collect a significant portion of our accounts receivable or experience significant delays in collection. While we have procedures to monitor and limit exposure to credit risk on our accounts receivable, there can be no assurance such procedures will effectively limit our credit risk and avoid losses. Our accounts receivable are generally not secured by collateral, financing arrangements or credit insurance. If one or more of our customers default on their payment obligations to us, we would incur significant write-offs of accounts receivable, which would have a material adverse effect on our business, results of operations and financial condition.

We may be exposed to claims and may not be able to obtain or maintain adequate product liability insurance.

Our business is exposed to the risk of product liability and other liability risks that are inherent in the development, manufacture, clinical testing, commercialization and marketing of pharmaceutical products. These risks exist even if a product is approved for commercial sale by the FDA or comparable regulatory authorities in other countries and manufactured in licensed facilities. Our current products and product candidates, YUTREPIA and L606, are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products could result in injury to a patient or even death.

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

Changes in regulations and policies in the United States and the resulting political and economic uncertainty inside and outside the United States may also impact us, the financial markets and the global economy. The U.S. has sought to impose increased tariffs on certain countries pursuant to the International Emergency Economic Powers Act (“IEEPA”), designated “reciprocal tariffs” purportedly in response to the trade deficit national emergency announced on virtually all imported products from all countries. Other countries have responded, and may continue to respond, by announcing retaliatory tariffs on U.S. imports. In February 2026, the U.S. Supreme Court held that IEEPA did not provide the authority to impose such tariffs. In addition, the U.S. Department of Commerce initiated national security investigations into the importation of pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962, as amended (“Section 232”). Following the Section 232 investigations, in April 2026, an executive order was issued seeking to impose a 100% tariff on any branded or patented pharmaceuticals imported into the U.S. from drug manufacturers that do not have, or are not in the process of building, a manufacturing facility in the U.S. or have an agreement with the administration on Most Favored Nation drug pricing. While we have not experienced any material adverse effects from tariffs that are currently implemented, any changes to the terms and effects of any current or future tariffs, if and as they are implemented, and other policy changes are uncertain and could have adverse implications on drug pricing, drug production levels and patient access, and may result in supply chain or other operational disruptions. If we are required to change our current manufacturing partners or suppliers now or in the future in order to avoid such tariffs, the terms of new agreements that we may enter into may not be favorable to us and related operational disruptions may heighten manufacturing and compliance risks and derail commercialization plans.

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

The political and economic environment in the United States and elsewhere has resulted in and will continue to result in some uncertainty. Changing regulatory policies because of the changing political environment could impact our regulatory and compliance costs and future revenues, all of which could materially and adversely affect our business, financial condition and operating results. For example, government shutdowns, significant layoffs or turnover at the FDA could affect the FDA’s ability to respond to regulatory filings in a timely manner, which could result in delays in our obtaining necessary approvals. See Risk Factors—Risks Related to the Development and Regulatory Approval of our Products and Product Candidates—Disruptions at the FDA, the SEC and other government agencies caused by funding shortages, government shutdowns, layoffs or global health emergencies or their inability to hire, retain or deploy key leadership and other personnel, could prevent new or modified products from being developed, approved or commercialized in a timely manner or at all or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our operations. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital and our stock price.

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

Risks Related to the Development and Regulatory Approval of our Products and Product Candidates

We are primarily dependent on the success of YUTREPIA, which has been approved by the FDA, and L606, and these products and product candidates may fail to maintain or obtain marketing approval (in a timely manner or at all) for some or all of the indications for which we are seeking approval or may not be commercialized successfully.

Our ability to generate revenue from sales of YUTREPIA and to achieve sustained profitability depends on our ability, alone or with strategic collaboration partners, to continue to commercialize YUTREPIA and successfully complete the development of, and obtain the regulatory and marketing approvals necessary to commercialize our other product candidates. We expect that a substantial portion of our efforts and expenditure over the next few years will be devoted to expanding the labeled indications for YUTREPIA and to seeking approval for our product candidate, L606, a nebulized, liposomal formulation of treprostinil for treatment of PAH and PH-ILD.

UTC invested considerable time and resources to delay the approval and commercialization of YUTREPIA. In connection with the Settlement Agreement, we have made and are required to make significant payments under the Settlement Agreement, the Sandoz Agreement, the Henderson Agreement and the PBM Agreement. In addition, we filed a supplement with the FDA to amend the current product label of YUTREPIA to remove PH-ILD as an indicated treatment as well as any reference to PH-ILD and ceased any and all activities relating to the marketing, advertising, promotion, and detailing of YUTREPIA for the treatment of PH-ILD. We do not currently know the full commercial impact of this change to YUTREPIA’s label. Our ability to generate sustained revenue will be adversely affected if we are unable to continue successfully commercializing YUTREPIA or obtain marketing approval for and successfully commercialize one or more of our other product candidates.

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

We cannot assure you that we will be able to receive approval for any new indications for YUTREPIA or that we will receive marketing approval for L606. Even if we do receive approval for additional indications for YUTREPIA or receive final marketing approval for L606, we cannot provide assurance regarding the indications for which they will receive approval. In addition, the FDA may delay, limit or deny approval for changes to the manufacturing process or other changes to YUTREPIA that may be necessary in order for us to continue to supply YUTREPIA. With respect to

L606 and new indications for YUTREPIA, the FDA or comparable regulatory authorities in other countries may delay, limit or deny final approval for various reasons. For example, such authorities may disagree with the design, scope or implementation of our clinical trials, or with our interpretation of data from our preclinical studies or clinical trials. Further, there are numerous FDA personnel assigned to review different aspects of an NDA or any amendments or supplements to an NDA, both before and after approval, and there may be turnover and/or vacancies at the FDA, which may delay review of our NDAs or any changes. In addition, uncertainties can be presented by the ability of FDA personnel, including any new FDA personnel who have not previously reviewed our NDA, to exercise judgment and discretion during the review process. During the course of review prior to approval, the FDA may request or require additional preclinical, clinical, CMC or other data and information or conduct additional inspections. If any additional issues were identified in such information requests or inspections or if FDA determines that we failed to include required CMC information in the NDA or other submissions for our products, including YUTREPIA, we may be delayed in obtaining approval for such NDA or submission. Furthermore, responses to FDA’s requests may be time-consuming and expensive. Status as a combination product, as is the case for YUTREPIA and L606, may complicate or delay the FDA review process. Products and product candidates that the FDA deems to be combination products, such as YUTREPIA and L606, or that otherwise rely on innovative drug delivery systems, may face additional challenges, risks and delays in the product development and regulatory approval process. Moreover, the applicable requirements for approval may differ from country to country.

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

Before we are able to commercialize our drug products, we are required to undertake extensive preclinical studies and clinical trials to demonstrate that our drug products are safe and effective for their intended uses. However, we cannot assure you that our drug products will, in preclinical studies and clinical trials, demonstrate safety and efficacy as necessary to obtain marketing approval. Due to the nature of drug product development, many product candidates, especially those in early stages of development, may be terminated during development. YUTREPIA has been studied only for the treatment of PAH and PH-ILD, and L606 has, to date, been tested only in a relatively small study population. Results from prior clinical trials in PAH and PH-ILD for YUTREPIA may not be predictive of results in planned clinical studies for the treatment of new indications. Moreover, the results from smaller clinical trials, such as our open-label clinical trial in L606, may be less reliable than results achieved in larger clinical trials. Additionally, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and preliminary and interim results of a clinical trial do not necessarily predict final results.

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
●delays in obtaining approvals from IRBs, DSMBs, and ECs at clinical trial sites and from governmental authorities in the jurisdictions of such clinical trial sites;
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

Pursuing marketing approval for a pharmaceutical product candidate (for example, through the NDA process) or for any new indication for a pharmaceutical product (for example, through an amendment or supplement to an NDA) is an extensive, lengthy, expensive and inherently uncertain process. We cannot assure you that we will receive marketing approval for any new indications for YUTREPIA or for any of our product candidates, including L606. Regulatory authorities may delay, limit or deny approval of new indications for YUTREPIA or of our product candidates for many reasons, including, but not limited to, the following:

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

Even if we obtain marketing approval, the FDA or comparable regulatory authorities in other countries may approve our products or product candidates for fewer or more limited indications than those for which we requested approval or may include safety warnings or other restrictions that may negatively impact the commercial viability of our product candidates. Likewise, regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials or other studies or the conduct of expensive risk evaluation and mitigation strategies, or REMS, which could significantly reduce the potential for commercial success or viability of our products and product candidates. We also may not be able to find acceptable collaborators to manufacture our drug products, if and when approved, in commercial quantities and at acceptable prices, or at all.

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

We may encounter difficulties enrolling patients in our clinical trials because of a limited number of eligible patients with the disease being studied. Furthermore, we are aware of a number of therapies for PAH, PH-ILD, IPF and PH-COPD that are being developed or that are already available on the market, and we expect to face competition from these investigational drugs or approved drugs for potential subjects in our clinical trials, including planned clinical trials for YUTREPIA and L606, which may delay enrollment in our planned clinical trials.

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

We pursued the 505(b)(2) pathway for YUTREPIA and may pursue the 505(b)(2) pathway for other product candidates. If we are unable to rely on the 505(b)(2) regulatory pathway, or otherwise choose not to rely on the 505(b)(2) regulatory pathway, to apply for marketing approval of our product candidates in the United States, seeking approval of these product candidates through the 505(b)(1) NDA pathway would require full reports of investigations of safety and effectiveness, and the process of obtaining marketing approval for our product candidates may be significantly longer and more costly.

YUTREPIA was approved pursuant to the 505(b)(2) regulatory pathway, an abbreviated regulatory pathway that permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us for a particular product candidate, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite and/or reduce the cost of the development program for a product candidate by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. In addition, pursuant to the Settlement Agreement, we have agreed not to submit an NDA under the 505(b)(2) regulatory pathway citing Tyvaso or Tyvaso DPI as the reference listed drug. Even if we choose to pursue the 505(b)(2) regulatory pathway for L606 or any other future product candidate and the FDA allows us to rely on the 505(b)(2) regulatory pathway for such product candidate, we cannot assure you that marketing approval will be obtained in a timely manner, or at all.

For example, the FDA may require us to perform additional clinical trials to support any change from the reference listed drug, which could be time-consuming and substantially delay our receipt of marketing approval. Also, as has been the experience of others in our industry, our competitors may file citizen petitions or other correspondence with the FDA or lawsuits against the FDA to contest approval of our NDA or any amendments or supplements to our NDA, which may delay or even prevent the FDA from approving any NDA that we submit under the 505(b)(2) regulatory pathway or require the FDA to withdraw approval of our NDA. For instance, UTC filed lawsuits against us and the FDA and filed a citizen petition in an attempt to prevent or delay the approval for YUTREPIA, and UTC may employ similar tactics with respect to L606. If an FDA decision or action relative to our product candidate, or the FDA’s interpretation of Section 505(b)(2) more generally, is successfully challenged, it could result in delays or even prevent the FDA from approving a 505(b)(2) application for our product candidates or for certain indications for our product candidates. Even if we are able to utilize the 505(b)(2) regulatory pathway, the approval of a drug developed under the 505(b)(2) regulatory pathway may be delayed by one or more regulatory exclusivities. For example, Tyvaso DPI was granted New Clinical Investigation exclusivity, which delayed final approval for YUTREPIA until May 2025. Also, a drug approved via this pathway may be subject to the same post-approval limitations, conditions and requirements as any other drug.

In addition, we may face Hatch-Waxman litigation in relation to our NDAs submitted under the 505(b)(2) regulatory pathway or any amendments or supplements to such NDAs, which may further delay or prevent the approval of our product candidates or require withdrawal of approval of our products. The pharmaceutical industry is highly competitive, and 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a 505(b)(2) NDA. If the previously approved drugs referenced in an applicant’s 505(b)(2) NDA are protected by patent(s) listed in the Orange Book, the 505(b)(2) applicant is required to make a claim after filing its NDA or certain types of amendments or supplements to its NDA that each such patent is invalid, unenforceable or will not be infringed. The patent holder may thereafter bring suit for patent infringement, which will trigger a mandatory 30-month delay (or the shorter of dismissal of the lawsuit or expiration of the patent(s)) in approval of the 505(b)(2) NDA. In addition, in the event the court in any such lawsuit finds that any claims of any of the asserted patents are both valid and infringed, the court would likely issue an injunction prohibiting approval of the product at issue, or withdrawal of approval of the product at issue if it has previously been approved, until the expiration of the patent(s) found to have been infringed.

For example, the YUTREPIA NDA was filed under the 505(b)(2) regulatory pathway with Tyvaso as the reference listed drug. Under the Hatch-Waxman Act, as a result of the litigation commenced by UTC in June 2020, the FDA was automatically precluded from approving the YUTREPIA NDA for up to 30 months. Also, in connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, we provided a new notice of the paragraph IV certification to UTC as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, in September 2023, UTC filed the ‘327 Patent Litigation in connection with which we signed the Settlement Agreement and agreed to remove PH-ILD from the label for YUTREPIA.

If we decide not to utilize the 505(b)(2) regulatory pathway for any of our product candidates or the FDA determines that any of our product candidates do not qualify for the 505(b)(2) regulatory pathway, we will be subject to more extensive requirements and risks such as conducting additional clinical trials, providing additional data and information or meeting additional standards for marketing approval. As a result, the time and financial resources required to obtain marketing approval for our product candidates would likely increase substantially and further complications and risks associated with our product candidates may arise. For example, due to restrictions imposed on us under the Settlement Agreement and in order to avoid the prospect of Hatch-Waxman litigation, we plan to pursue an approval of L606 under the 505(b)(1) pathway. Accordingly, we may be required to conduct additional clinical studies beyond those that are currently in process, which may take additional time and financial resources. Also, new competing products may reach the market faster than ours, which may materially and adversely affect our competitive position, business and prospects.

It is also not uncommon, regardless of the regulatory pathway chosen, for a manufacturer of an approved product to file a citizen petition or other correspondence with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products or to take other actions, such as engaging in litigation with the FDA to enjoin approval of a competing product. If successful, such petitions, correspondence or litigation can significantly delay, or even prevent, the approval of the new product.

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

YUTREPIA and any of our other product candidates that are approved are subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, drug supply chain security surveillance and tracking, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and comparable requirements outside of the United States. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. YUTREPIA and any other regulatory approvals that we may receive for our product candidates will also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require potentially costly post-marketing testing, including Phase 4 clinical trials, or a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. We will also be required to report certain adverse reactions and production problems, if any, to the FDA or other regulatory agencies and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have FDA or other regulatory agency approval. For example, following execution of the Settlement Agreement, we will not be able to promote YUTREPIA for the treatment of PH-ILD. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our product candidates in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a clinical study could result in the withdrawal of marketing approval. Furthermore, any new legislation addressing drug safety issues could result in delays in product development or commercialization or increased costs to assure compliance. Foreign regulatory authorities impose similar requirements. If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

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

Further, our executive officers, directors, employees and consultants and certain other persons are also subject to insider trading rules prohibiting the use of material nonpublic information to purchase, sell or otherwise trade in our securities or those of other companies. In August 2026, the SEC and the FDA announced a memorandum of understanding to establish a formal framework for interagency information sharing, coordination and protocols for exchange of nonpublic information regarding FDA-regulated products and activities, including clinical trial results, status of FDA review, product approvals, facility inspection observations, and other matters within the FDA’s regulatory authority. Such developments may increase the risk that our directors, officers, employees, principal investigators, CROs, CMOs, consultants, or other insiders with access to material nonpublic information related to FDA regulatory matters could become the subject of SEC enforcement actions for insider trading or related violations. Although such persons are required to comply with our insider trading policy, there can be no assurance that these measures will be effective in preventing or detecting all instances of insider trading, misuse of material nonpublic information, or other misconduct.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. The OBBBA has enacted, among other things, changes to eligibility requirements for premium tax credits, which has resulted, and is expected to result, in less coverage in the ACA’s health insurance marketplace over the next few years. In addition, the OBBBA has made other changes to the enrollment and eligibility requirements for Medicaid. Further, the CMS has proposed two mandatory payment model pilots, the Guarding U.S. Medicare Against Rising Drug Costs Model, focused on Part D drugs, and Global Benchmark for Efficient Drug Pricing, focused on Part B drugs, which will require pharmaceutical companies to pay additional rebates on certain medicines whose U.S. net-of-discount prices exceed those in certain other countries.

Further, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024, removing the 100% cap that was established in the ACA. In addition, on September 20, 2024, CMS issued a final rule titled “Medicaid Program; Misclassification of Drugs, Program Integrity Updates Under the Medicaid Drug Rebate Program” which may impact our reimbursement and rebate strategy. The ACA expanded the 340B drug discount program to additional facilities for outpatient drugs. These facilities may purchase drugs at the discounted price provided to Medicaid and dispense drugs to people with commercial insurance coverage. This program has greatly expanded over time with qualifying facilities establishing relationships with contract pharmacies, which has continued to exert downward pressure on price and profitability of outpatient medicines. Any changes to Medicaid required rebates could also affect our 340B pricing. Other aspects of the 340B program are subject to ongoing litigation, the resolution of which could impact the scope of the 340B program. We expect that other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for YUTREPIA or any other approved products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to price our products at what we consider to be a fair or competitive price, generate revenue, attain profitability, or commercialize YUTREPIA or our product candidates, if approved.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Individual states in the United States have become increasingly active in implementing regulations through state Prescription Drug Affordability Boards designed to contain pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Further, executive orders were signed to implement Most Favored Nation drug pricing policies designed to align certain prescription drug prices in the U.S. to lower prices available in other countries. The details of the proposed policies are unclear and the final terms and impact remain uncertain, and may pose long-term risks to our business and our future commercialization plans of YUTREPIA and our other drug candidates. In addition, the Fair Prescription Drug Prices for Americans Act was re-introduced in May 2025 and proposes to cap the retail list price of prescription drugs and biological products in the United States at the average retail list price for such product among certain countries. Although it is uncertain if these pricing proposals will take effect, if made effective, such regulations could significantly impact coverage, pricing, and reimbursement for any approved product. These and other similar developments could significantly limit the degree of market acceptance of YUTREPIA or any of our other product candidates that receive marketing authorization.

The IRA, among other things, requires manufacturers of certain drugs to engage in the drug price negotiation program with Medicare or face steep penalties if they don’t agree to provide their drug at the government-set price subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; establishes an out-of-pocket maximum for beneficiaries in Part D; and replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. If any of our approved products are subject to price negotiations, it could, among other things, lead to lower revenues prior to the expiry of intellectual property protections. The Medicare drug price negotiation program is currently subject to legal challenges and therefore, its outcome remains uncertain. We continue to evaluate the impact of the IRA on our business, operations and financial condition.

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

In the ordinary course of business, we and our partners process sensitive data, including personal data. As a result, we and our partners may be subject to numerous data privacy and security obligations, such as various federal, state and foreign laws and regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security. In the United States, numerous federal, state and local governments have enacted laws and regulations, including state data breach notification laws, state health information privacy laws, federal and state consumer protection laws and other similar regulations that govern the processing of sensitive data, including health-related information. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable protected health information. There are additional federal and state privacy and security-related laws that may be more restrictive than HIPAA and could impose additional penalties. For example, even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

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

Some of our CROs have the ability to terminate their respective agreements with us if, among other things, it can be reasonably demonstrated that the safety of the patients participating in our clinical trials warrants such termination. If any of our agreements with our CROs is terminated, and if we are not able to enter into agreements with alternative CROs on acceptable terms or in a timely manner, or at all, the clinical development of our product candidates may be delayed and our development expenses could be increased.

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

In addition, for L606, we rely upon single sources of supply for the API, the device, manufacture of bulk drug product and packaging, some of which are located in Taiwan. The operations of our current manufacturing partners and those of their suppliers may be materially disrupted by changes in regulations or policies, including increased tariffs or restrictions on trade, development, research or manufacturing of pharmaceutical products with certain countries. See Risk Factors—Risks Related to the Commercialization of our Products and Product Candidates—We are currently operating in a period of global economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability. Changes and instability in global economic conditions and geopolitical matters could have a material adverse effect on our business, financial condition and results of operations. Any such executive orders, legislative action or potential sanctions on certain countries could result in trade wars, supply chain disruptions and heightened geopolitical tensions and instability and we may be unable to secure an adequate supply of L606 at a reasonable cost or in a timely manner, if at all. While we are currently working to establish a secondary supply chain outside of Taiwan, we cannot be certain if or when such secondary supply chain will be established.

In addition, while we have secured a device to use in our clinical study for L606, the device we plan to use in the clinical study will not be available for use commercially. If we are unable to secure approval for a device to use commercially for our L606 program, if any required bridging studies related to such new device are unsuccessful or if we are unable to establish an agreement with the manufacturer of that device for the commercial supply of such devices or obtain adequate quantities of that device in a timely manner or at all, we may be unable to successfully obtain approval for or commercialize L606, even if our clinical studies with the current device are successful, or to do so in a timely manner.

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

The pharmaceutical industry has experienced rapid technological change and obsolescence in the past, and our competitors have strong incentives to stop or delay any introduction of new drug products or related technologies by, among other things, establishing intellectual property rights over their drug products or technologies and aggressively enforcing these rights against potential new entrants into the market. We expect that we and other industry participants will be increasingly subject to infringement claims as the number of competitors and drug products grows.

Our commercial success depends in large part upon our ability to develop, manufacture, market and sell our drug products or product candidates, including L606, without infringing on the patents or other proprietary rights of third parties. It is not always clear to industry participants, including us, what the scope of a patent covers. Due to the large number of patents in issue and patent applications filed in our industry, there is a risk that third parties will claim that our products or technologies infringe their intellectual property rights.

Claims for infringement of intellectual property which are brought against us, whether with or without merit, and which are generally uninsurable, could result in time-consuming and costly litigation, diverting our management’s attention from our core business and reducing the resources available for our drug product development, manufacturing and marketing activities, and consequently have a material and adverse effect on our business and prospects, regardless of the outcome. Moreover, such proceedings could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not being issued. We also may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Uncertainties resulting from the initiation and continuation of litigation or other proceedings could also have a material and adverse effect on our ability to compete in the market. Third parties making claims against us could obtain injunctive or other equitable relief against us, which could prevent us from further developing or commercializing our product candidates, including L606.

In particular, if we seek to supplement the NDA for YUTREPIA to add a new indication or if we seek approval for any of our product candidates, including L606, under the 505(b)(2) regulatory pathway, we could become subject to litigation under the Hatch-Waxman Act, under which the owner of patents listed on the Orange Book and referenced by an NDA that we file may bring patent infringement suit against us after receipt of our notice of paragraph IV certification. For example, in connection with an amendment to our NDA filed in July 2023 to add PH-ILD as an indication for YUTREPIA, a new notice of the paragraph IV certification was provided to UTC as the owner of the patents that are the subject of the certification to which the NDA for YUTREPIA refers. As a result, UTC filed the ‘327 Patent Litigation. In October 2026, we entered into the Settlement Agreement, which resolved, without admission of liability by either party, all ongoing litigation between us and UTC, including dismissal of the ‘327 Patent Litigation. In connection with the Settlement Agreement, we have made and are required to make significant payments under the Settlement Agreement, the Sandoz Agreement, the Henderson Agreement and the PBM Agreement. In addition, we filed a supplement with the FDA to amend the current product label of YUTREPIA to remove PH-ILD as an indicated treatment as well as any reference to PH-ILD and ceased any and all activities relating to the marketing, advertising, promotion, and detailing of YUTREPIA for the treatment of PH-ILD.

In addition, our Settlement Agreement with UTC does not preclude them from asserting new patent claims against us with respect to new products, such as L606, or new indications for YUTREPIA. Thus, UTC or other third parties may bring lawsuits alleging that we infringe patents even outside of the Hatch-Waxman context. In such lawsuits, the party bringing the lawsuit may seek to require the FDA to deny or withdraw final approval for YUTREPIA or our other product candidates, including L606, for one or more indications or other monetary or equitable relief.

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

Even if we are able to reach a settlement agreement to resolve any such litigation, we may have subsequent disputes regarding compliance with the terms of such settlement agreement. For example, if UTC believes that we have breached the terms of the Settlement Agreement, they may file a claim for breach of contract in which they seek monetary or equitable relief.

Any lawsuit, regardless of its outcome, could impact our business practices, harm our reputation, divert attention of management and increase our expenses. Therefore, even if we are successful in defending against any such lawsuits that may be brought against us, our business may be impaired.

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

We intend to seek extensions of patent terms in the United States and, if available, in other countries where we prosecute patents. In the United States, the Hatch-Waxman Act permits patent owners to request a patent term extension, based on the regulatory review period for a product, of up to five years beyond the normal expiration of the patent, which is limited to one patent claiming the approved drug product or use in an indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO, in the United States, and comparable regulatory authorities in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or grant more limited extensions than we had requested. In addition, if we apply for any such extension to a patent that is subsequently invalidated, we may lose the benefit of any such extension. In such event, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our preclinical and clinical data in their marketing approval applications with the FDA to launch their drug product earlier than might otherwise be the case.

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

We have entered and may, in the future, enter into license agreements with third parties to license the rights to use their technologies in our research, development and commercialization activities. License agreements generally impose various diligence, milestone payment, royalty, insurance and other obligations on us, and if we fail to comply with these obligations, our licensors may have the right to terminate these license agreements. Termination of these license agreements or the reduction or elimination of our licensed rights or the exclusivity of our licensed rights may have an adverse impact on, among other things, our ability to develop and commercialize our product candidates. We cannot assure you that we will be able to negotiate new or reinstated licenses on commercially acceptable terms, or at all.

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

Third parties may claim that the sale or promotion of YUTREPIA and our product candidates, including L606, when and if approved, may infringe on the trademark, trade name and service mark rights of others. Trademark, trade name and service mark infringement problems occur frequently in connection with the sale and marketing of pharmaceutical products. If we become involved in any dispute regarding our trademark, trade name and service mark rights, regardless of whether we prevail, we could be required to engage in costly, distracting and time-consuming litigation that could harm our business. If the trademarks, trade names and service marks we use are found to infringe upon the trademarks, trade names or service marks of another company, we could be liable for damages and be forced to stop using those trademarks, trade names or service marks, and as a result, we could lose all the name recognition that has been developed in those trademarks, trade names or service marks.

Risks Related to the Manufacturing of our Products and Product Candidates

We may experience unexpected challenges as we ramp up our manufacturing capacity to meet demand or during commercial manufacturing, which may result in our inability to supply sufficient quantities of product to meet demand.

We may need to expand our manufacturing capabilities to effectively commercialize YUTREPIA and meet market growth. The manufacturing process for our products is complex, due in part to strict regulatory requirements. A failure of our quality control systems in our facilities or those of our CMOs could cause problems to arise in connection with facility operations for a variety of reasons, including equipment malfunction, viral contamination, failure to follow specific manufacturing instructions, protocols and standard operating procedures, problems with raw materials or environmental factors. In addition, we may experience quality issues related to our products as a result of contamination or other factors affecting our ability to meet product quality specifications. Such problems could affect a single batch or a series of batches, requiring the destruction, withdrawal or recall of products, or could halt manufacturing operations altogether. For instance, as we scale up the manufacture of YUTREPIA, we will need to file supplements to our NDA for YUTREPIA to describe any changes in our manufacturing process. In addition, if demand for our products exceeds our expectations, we will need to build additional manufacturing capacity. If the FDA does not approve such supplements in a timely manner or at all or if we are unable to increase our manufacturing capacity in time to meet demand, we may be unable to timely deliver products to our customers in sufficient quantities to meet demand, which in turn could damage our reputation for quality and service. Any such incident, including any quality defects that lead to the destruction, withdrawal or recall of product, could, among other things, lead to increased costs, lost revenue, damage to our reputation and relationships with patients, healthcare providers and third-party payors, time and expense spent investigating the cause of any failure of supply and, depending on the cause, similar losses with respect to other batches. With respect to our commercial manufacturing, if manufacturing problems are not discovered before the product is released to the market, we may be subject to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, civil sanctions, including monetary sanctions, and criminal actions. In addition, such issues could subject us to litigation, the cost of which could be significant.

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

Compliance with these regulatory standards often requires significant expense and effort. If we or our suppliers are unable to comply with the applicable regulatory standards or take satisfactory corrective steps in response to adverse results of an inspection, this could result in enforcement action, including, among other things, the issue of a public warning letter, a shutdown of or restrictions on our or our suppliers’ manufacturing operations, delays in approving our drug products and refusal to permit the import or export of our drug products. Any adverse regulatory action taken against us could subject us to significant liability and harm our business and prospects.

Our operations are concentrated in Morrisville, North Carolina and interruptions affecting us or our suppliers due to natural or man-made disasters or other unforeseen events could materially and adversely affect our operations and result in losses that may not be covered by insurance.

Most of our current operations are concentrated in Morrisville, North Carolina. In addition, our inventory and certain equipment necessary for the manufacturing of our raw materials and for encapsulating and packaging our products is held in a limited number of locations. Our and our suppliers’ operations could be subject to the impact of natural or man-made disasters and other business disruptions, which include, but are not limited to, hurricanes, flooding, typhoons, tornados, wildfires and fires, drought, extreme heat, earthquakes, water shortages, blizzards and other extreme weather conditions, as well as power outages, telecommunications, transportation or other infrastructure failure, cybersecurity incidents or physical security breaches, public health emergencies, such as pandemics and epidemics, and geopolitical conflicts, including acts of terrorism, war and civil disorder or unforeseen events, resulting in significant damage to our facilities, to our inventory or to equipment which is necessary for our operations, which could significantly disrupt or curtail or require us to cease our operations. It would be difficult, costly and time-consuming to transfer resources from one facility to another, to repair or replace our facility or to replace inventory or equipment in the event that it is significantly damaged. In addition, our insurance may not be sufficient to cover all of our losses and may not continue to be available to us on acceptable terms, or at all. The cost of insurance has increased significantly, including as a result of the impact of climate change and inflation, and we may not be able to obtain sufficient coverage at a reasonable cost to protect us against losses from such disasters or unforeseen events. In addition, if one of our suppliers experiences a similar disaster or unforeseen event, we could face significant loss of our inventory and significant delays in obtaining our supplies or be required to source supplies from an alternative supplier and may incur substantial costs as a result. Any significant uninsured loss, prolonged or repeated disruption to operations or inability to operate, experienced by us or by our suppliers, could materially and adversely affect our business, financial condition and results of operations.

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

Any security breach or other incident, whether actual or perceived, could impact our reputation and/or operations, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach affects our systems (or those of our third-party service providers) or were to result in a loss of or accidental, unlawful or unauthorized access, use, release or other processing of personally identifiable information, confidential or proprietary information or damage to our data or applications, our product development programs could be materially disrupted and we could incur liability and become subject to significant fines, penalties or liabilities for any noncompliance with certain privacy and security laws.

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

As of October 28, 2026, 90,106,442 shares of our common stock were outstanding, of which 83,737,991 shares of common stock, or 92.9% of our outstanding shares as of October 28, 2026, are freely tradable without restriction or further registration under the Securities Act, provided however, some of these shares are held by persons deemed to be “affiliates” under the Securities Act, including our officers and directors, as well as our principal stockholders, and may not be sold except: (i) in compliance with Rule 144 under the Securities Act or (ii) pursuant to any other applicable exemption under the Securities Act. The remaining 6,368,451 shares held by our stockholders as of October 28, 2026 have not been registered under the Securities Act and may only be sold (i) pursuant to an effective registration statement under the Securities Act covering the sale of those shares, (ii) in compliance with Rule 144 under the Securities Act or (iii) pursuant to any other applicable exemption under the Securities Act.

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

The trading prices of the securities of pharmaceutical and biotechnology companies have been highly volatile. As such, the trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our common stock may be influenced by many factors, including:

●	the results of our efforts to commercialize YUTREPIA and any other product candidate we may develop, including L606, in the event we receive final approval from the FDA for such product candidate;
●	results and timing of commencement or completion of any clinical trials of any product or product candidate we may develop, including YUTREPIA and L606, or those of our competitors;
●	our cash resources;
●	the approvals or success of competitive products or technologies;
●	our ability to obtain and maintain approvals of our products, including YUTREPIA, and any product candidates we may develop, including L606, for marketing by the FDA or equivalent foreign regulatory authorities (and, if approved, the scope of the indications for which such product candidates are approved) or any failure to obtain such approvals;
●	our involvement in and the outcome of significant lawsuits, such as stockholder litigation, litigation involving the FDA, or litigation related to intellectual property, including inter partes review proceedings, patent litigation with third parties which may hold intellectual property they assert against us and patent litigation we assert against others;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors and issuance of new or changed securities analysts’ reports or recommendations;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Our executive officers, directors and principal stockholders, together with their respective affiliates, beneficially owned 44.4% of our common stock as of October 28, 2026. Accordingly, our executive officers, directors and principal stockholders have significant influence in determining the composition of our Board, and voting on all matters requiring stockholder approval, including mergers and other business combinations, and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us that you may believe are in your best interests as one of our stockholders. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the Board or management.

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

An impairment of our long-lived assets, including goodwill, could have a material non-cash adverse impact on our results of operations.

Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill has been impaired. The valuation of goodwill depends on a variety of factors and the success of our business, including our ability to continue successfully commercializing YUTREPIA, global market and economic conditions, earnings growth and expected cash flows. Impairments may be caused by factors outside our control, such as actions by the FDA, increasing competitive pricing pressures, and various other factors. Significant and unanticipated changes or our inability to obtain or maintain regulatory approvals for our products and product candidates could require a non-cash charge for impairment in a future period, which may significantly affect our results of operations in the period of such charge.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, the following Rule 10b5-1 trading arrangements (as defined in Item 408(a)(1)(i) of Regulation S-K) and non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act were adopted, modified, or terminated by our directors and/or executive officers (as defined in Section 16 of the Exchange Act):

Adopted

Name	Title	Date of Adoption of Rule 10b5-1 Trading Arrangement(1)(2)	Scheduled Expiration Date of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Sold
Joanna Horobin	Director	August 14, 2026	December 31, 2027	90,872
Roger A. Jeffs, Ph.D.	Chief Executive Officer and Director	August 14, 2026	December 31, 2027	1,011,828	(3)
Michael Kaseta	Chief Operating Officer and Chief Financial Officer	August 19, 2026	December 31, 2027	268,909	(3)
Russell Schundler	General Counsel	August 18, 2026	December 31, 2026	393,521	(3)
Scott Moomaw	Chief Commercial Officer	August 17, 2026	December 31, 2027	249,493
Dana Boyle	Chief Accounting Officer	August 20, 2026	December 18, 2027	67,212	(3)

(1)	Date of adoption of Rule 10b5-1 trading arrangements is in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations.

(2)	The first trade pursuant to the Rule 10b5-1 trading arrangement will be, in accordance with both the Company’s insider trading policy and applicable SEC rules and regulations, on a date after the date of adoption of the Rule 10b5-1 trading arrangement.

(3)	The Rule 10b5-1 trading arrangement was terminated during October 2026, prior to its effective date.

Item 6. Exhibits

The exhibits listed on the Exhibit Index hereto are filed or furnished (as stated therein) as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Document
10.1++

Settlement Agreement, dated October 13, 2026, by and between Liquidia Technologies, Inc. and United

Therapeutics Corporation (incorporated herein by reference to Exhibit 10.1 to the Company’s Current

Report on Form 8-K, filed with the SEC on October 14, 2026).

10.2++

Settlement and Termination Agreement, dated October 11, 2026, by and between Liquidia Technologies,

Inc. and Sandoz Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2026).

10.3++

Settlement and Termination Agreement, dated October 8, 2026, by and among Liquidia PAH, LLC,

Liquidia Technologies, Inc. and Henderson SPV, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2026).

10.4++

Settlement and Termination Agreement, dated October 10, 2026, by and among Liquidia PAH, LLC,

Liquidia Technologies, Inc. and PBM RG Holdings, LLC (incorporated herein by reference to Exhibit

10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2026).

10.5++

Seventh Amendment to Revenue Interest Financing Agreement, dated October 13, 2026, by and between

Liquidia Technologies, Inc. and HealthCare Royalty Partners IV, L.P. (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2026).

10.6*++	Form of Irrevocable Standby Letters of Credit, dated October 23, 2026, issued by JPMorgan Chase Bank, N.A. in favor of United Therapeutics Corporation for the Account of Liquidia Technologies, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

++	Portions of this exhibit have been redacted because the company has determined that the redacted information is not material and is the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 10, 2026

LIQUIDIA CORPORATION
By:	/s/ Roger A. Jeffs, Ph.D.
Roger A. Jeffs, Ph.D.
Chief Executive Officer
Principal Executive Officer

By:	/s/ Michael Kaseta
Michael Kaseta
Chief Operating Officer and Chief Financial Officer
Principal Financial Officer

By:	/s/ Dana Boyle
Dana Boyle
Chief Accounting Officer
Principal Accounting Officer